Form 10-Q
period 2008-09-30
DAIS ANALYTIC CORP
filed 2008-12-17
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 333-152940

DAIS ANALYTIC CORPORATION
(Exact name of Registrant as specified in its charter)

New York	14-1760865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11552 Prosperous Drive, Odessa, FL 33556
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727) 375-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☐       No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

As of December 17, 2008, there were 11,857,175 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Registration Statement on Form S-1,as amended, filed with the Securities and Exchange Commission on November 12, 2008 (SEC file No. 333-152940), to the extent stated in this Form 10-Q, are incorporated by reference into Parts I, II, III and IV of this Form 10-Q.

Dais Analytic Corporation

INDEX

Dais Analytic Corporation
Condensed Balance Sheets

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$377,339	$504,232
Cash in escrow		1,000,000
Accounts receivable	205,206	18,928
Inventory	121,791	73,629
Loan costs, net of accumulated amortization	24,610	86,760
Prepaid expenses and other current assets	51,974	11,739
Total current assets	780,920	1,695,288

Property and equipment, net of accumulated depreciation of $305,086 and $298,765 at September 30, 2008 and December 31, 2007, respectively	25,434	16,600

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $94,073 and $87,127 at September 30, 2008 and December 31, 2007, respectively	44,850	51,796
Total other assets	47,130	54,076

	$853,484	$1,765,964

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Balance Sheets

	September 30,
	2008	December 31,
	(Unaudited)	2007
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $95,310 and $91,320 at September 30, 2008 and December 31, 2007, respectively	$350,812	$456,341
Accrued compensation and related benefits		6,041
Accrued compensation and related benefits, related party	1,131,139	1,089,472
Current portion of deferred revenue	84,145	84,145
Current portion of notes payable, net of unamortized discount of $704,199 and $2,379,131 at September 30, 2008 and December 31, 2007, respectively, including related party payable of $624	2,246,425	271,493
Accrued expenses, other	307,845	122,245
Total current liabilities	4,120,366	2,029,737

Long-term liabilities:
Deferred revenue, net of current portion	316,155	377,914

Stockholders’ deficit:
Series A preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.01 par value; 100,000,000 and 50,000,000 shares authorized; 12,114,398 and 8,742,797 shares issued; 11,857,185 and 8,505,584 shares outstanding at September 30, 2008 and December 31, 2007, respectively	121,144	87,428
Capital in excess of par value	25,440,177	23,389,320
Prepaid services paid for with common stock	(36,125)
Deferred non-cash offering costs	(171,631)	(55,000)
Accumulated deficit	(27,664,490)	(22,797,323)
Treasury stock at cost, 257,213 and 237,213 shares at September 30, 2008 and December 31, 2007, respectively	(1,272,112)	(1,266,112)
Total stockholders’ deficit	(3,583,037)	(641,687)

	$853,484	$1,765,964

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Sales	$239,691	$240,461	$695,208	$694,445
License fees	21,036	21,036	63,108	63,108
Interest income	2,613		18,895
	263,340	261,497	777,211	757,553

Expenses:
Cost of goods sold	203,313	169,013	581,303	523,350
Selling, general and administrative	785,947	434,526	2,544,350	1,375,610
Interest expense	828,070	10,275	2,518,725	503,971
	1,817,330	613,814	5,644,378	2,402,931

Loss before provision for income taxes	(1,553,990)	(352,317)	(4,867,167)	(1,645,378)

Provision for income taxes

Net loss	$(1,553,990)	$(352,317)	$(4,867,167)	$(1,645,378)

Net loss per common share, basic and fully diluted	$(0.13)	$(0.06)	$(0.48)	$(0.36)

Weighted average number of common shares	11,763,840	6,232,676	10,066,489	4,621,854

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2008
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Deferred Non- Cash Offering Costs	Prepaid Services Paid for with Common Stock	Treasury Stock	Stockholders’ Deficit

Balance, December 31, 2007			8,742,797	$87,428	$23,389,320	$(22,797,323)	$(55,000)		$(1,266,112)	$(641,687)

Issuance of common stock for conversion of notes payable and related accrued interest (unaudited)			439,293	4,393	104,147					108,540
Value of beneficial conversion feature for the conversion of notes payable and related accrued interest and for issuance of convertible debt (unaudited)					266,814					266,814
Offering costs (unaudited)					(17,340)					(17,340)
Write off of offering costs (unaudited)							55,000			55,000
Return of shares issued for services (unaudited)									(6,000)	(6,000)
Issuance of common stock for services, net of amortization of $14,875 (unaudited)			100,000	1,000	50,000			$(36,125)		14,875
Issuance of warrants with convertible debt (unaudited)					298,005					298,005
Issuance of warrants and options (unaudited)					1,205,923					1,205,923
Issuance of common stock and warrants for offering costs (unaudited)			392,308	3,923	167,708		(171,631)
Issuance of common (unaudited)			2,440,000	24,400	(24,400)
Net loss						(4,867,167)				(4,867,167)

Balance, September 30, 2008 (unaudited)			12,114,398	$121,144	$25,440,177	$(27,664,490)	$(171,631)	$(36,125)	$(1,272,112)	$(3,583,037)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2008	2007
Operating activities
Net loss	$(4,867,167)	(1,645,378)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,267	9,340
Amortization of deferred loan costs	78,810	23,540
Amortization of discount on convertible notes	1,169,825
Amortization of the beneficial conversion feature on convertible notes	1,005,107
Write off of deferred noncash offering costs	55,000
Issuance of common stock for services and amortization of common stock issued for services	14,875	217,000
Issuance of common stock warrants for conversion of notes payable	43,111
Issuance of stock options and warrants to employees and consultants	1,205,923	300,298
Value of beneficial conversion feature for conversion of notes payable and related accrued interest	21,708	438,560
(Increase) decrease in:
Accounts receivable	(198,456)	(4,633)
Inventory	(48,162)	(13,566)
Prepaid expenses and other current assets	(28,057)	(27,492)
Increase (decrease) in:
Accounts payable and accrued expenses	82,611	107,447
Accrued compensation and related benefits	35,626	121,668
Deferred revenue	(61,759)	(63,108)
Net cash used by operating activities	(1,477,738)	(536,324)

Investing activities
Purchase of property and equipment	(15,155)	(799)

Financing activities
Proceeds from issuance of notes payable	500,000	425,000
Proceeds received from escrow	1,000,000
Payments on notes payable	(100,000)	(125,000)
Payments for loan costs	(34,000)
Proceeds from advance from related party		51,000
Repayments of advance from related party		(51,000)
Issuance of common stock for cash		51,000
Net cash provided by financing activities	1,366,000	351,000

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Net increase (decrease) in cash and cash equivalents	(126,893)	(186,123)

Cash and cash equivalents, beginning of period	504,232	204,799

Cash and cash equivalents, end of period	$377,339	$18,676

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the year for interest	$10,100	$22,387

During the nine months ended September 30, 2008, the Company issued 439,293 shares of common stock in conversion of $100,000 of notes payable and $8,540 of accrued interest.

During the nine months ended September 30, 2008 the Company issued 492,308 shares of common stock valued at $222,631 as payment for services.

During the nine months ended September 30, 2008, the Company issued convertible notes payable with a beneficial conversion feature of $245,106 and a discount equivalent to the relative fair value of the accompanying warrants of $254,894.

During the nine months ended September 30, 2007, the Company issued 3,220,318 shares of common stock in conversion of $840,547 of notes payable and $40,984 of accrued interest.

During the nine months ended September 30, 2007, the Company issued 230,000 shares of common stock for services valued at $217,000.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

1.         Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies.  The Company was incorporated in April of 1993 with its corporate headquarters located in Odessa, Florida.

2.         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the nine month’s ended September 30, 2008, the Company incurred a net loss of $4,867,167.  As of September 30, 2008, the Company has an accumulated deficit of $27,664,490, negative working capital of $3,339,446 and a stockholder’s deficit of $3,583,037.  In view of these matters, there is substantial doubt that the Company will continue as a going concern.  The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2008 and 2007, (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and 2007, have been made.

The unaudited interim financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the company generally believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2007 included in the Company’s Registration Statement on Form S-1,as amended, filed with the Securities and Exchange Commission on November 12, 2008. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2008.

The significant accounting policies followed are:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

3.         Significant Accounting Policies (continued)

Direct loan costs incurred with the issuance of notes payable are deferred and amortized to interest expense over the life of the related notes payable.  For the three months ended September 30, 2008, the Company incurred amortization from direct loan costs of $26,068.  The Company did not incur amortization of direct loan costs for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 and 2007 the Company incurred amortization of direct loan costs of $78,810 and $23,540, respectively.

Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Inventory consists of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market.  Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated.  The Company recognized revenue of $21,036 and $63,108 from license agreements for each of the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS 123R effective beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date.  Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

The value of each grant under SFAS 123(R) is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Dividend rate	0%	0%
Risk free interest rate	2.64% – 3.98%	3.32% - 5.13%
Term	5 – 10 years	5 – 10 years
Volatility	80% – 114%	71% – 90%

The basis for the above assumptions are as follows:  the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted that are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on historical experience of forfeitures, the Company estimated forfeitures at zero percent for the period ended September 30, 2008 and 2007 and incorporated this rate in the estimated fair value of employee option grants during 2008 and 2007.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

3.         Significant Accounting Policies (continued)

As of September 30, 2008, there was $511,948 of unrecognized stock-based compensation expense related to nonvested stock options.  This expense will be recognized over a weighted average period of 1.l8 years.

The following table represents our nonvested share-based payment activity for the nine months ended September 30, 2008:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - December 31, 2007	1,036,198

Granted	6,272,308	$0.31
Vested	(5,365,276)
Forfeited	-

Nonvested options - September 30, 2008	1,943,230

The aggregate intrinsic value of options and warrants outstanding and exercisable at September 30, 2008, based on the Company’s closing stock price of $0.17 as of the last business day of the period ended September 30, 2008, was $134,378 and $125,044, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period.  Common share equivalents consist of stock options and warrants.  The weighted average number of antidilutive common share equivalents excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2008 was 25,311,455 and 19,996744, respectively. The weighted average number of antidilutive common share equivalents excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2007 was 7,017,565 and 6,462,120, respectively.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51".SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be separately presented in the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

4.         Notes Payable

Notes payable consist of the following at September 30, 2008:

Convertible notes payable; interest at 9%; with notes maturing 12 months from date of issue beginning December 2008, secured by certain patents heldby the Company, net of unamortized discount and beneficial conversion feature	$2,245,801
Note payable to a related party; non-interest bearing;due on demand; unsecured	624
2,246,425
Less amounts currently due	2,246,425
$0

Convertible Notes Payable
During the nine months ended September 30, 2008, the Company issued convertible promissory notes and warrants to purchase common stock to individuals in exchange for proceeds totaling $500,000.  At September 30, 2008, the Company had $2,950,000 convertible promissory notes outstanding (the “Convertible Notes”).  The Convertible Notes contain an embedded conversion feature.  As such, in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the difference between the conversion price and the Company’s estimated fair market value of its stock price on the commitment date of the notes was calculated to be $245,106 for notes issued during the nine months ended September 30, 2008 and $1,138,331 for notes issued for the year ended December 31, 2007.  In accordance with EITF 98-5, the discount assigned to the beneficial conversion feature was limited to the amount of proceeds allocated to the Convertible Notes. The Company is amortizing the beneficial conversion feature over the life of the convertible debt.  During the three and nine month periods ended September 30, 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature of $337,820 and $1,005,107, respectively.

Warrants to purchase 14,750,000 shares of the Company’s common stock accompanying the Convertible Notes are, subject to certain limitations, exercisable at $0.25 per share, vest immediately, and expire in December 2012. Pursuant to APB No. 14, the Company valued the warrants issued in 2008 and 2007 at their relative fair values of $254,894 and $1,311,669, respectively. The Company considered EITF 00-19 and concluded that the warrants should be recorded as a component of permanent equity.  To recognize the relative fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The discount is amortized as interest expense over the term of the notes.  During the three and nine month periods ended September 30, 2008, the Company recognized interest expense of $397,659 and $1,169,825, respectively, from the amortization of the discount.

The Convertible Notes bear interest at nine percent per annum and mature beginning in December 2008 through January 2009. At maturity, the lender has the option of receiving payment of any principal and accrued interest due under the Convertible Notes in either cash or common stock of the Company. If the lender opts for payment in the form of common stock, the stock will be issued at the rate of one share per $0.20 of principal and interest. The Company may, at any time prior to maturity, pay all interest and principal due in cash. Accrued interest on the notes was $202,078 at September 30, 2008. As of the date hereof the Company does not anticipate having adequate resources to repay the Convertible Notes in cash.  Accordingly, the Company has initiated and is currently negotiating terms, which may secure the note holders’ agreement, to either extend the maturity dates of or convert the Convertible Notes. The issuance of additional warrants, interest, or other forms of consideration or any combination thereof may be provided to the note holder(s) by the Company under the terms of such negotiation.

The following table presents a reconciliation of the proceeds received from the financing to the carrying value of the Convertible Notes:

Principal balance of convertible notes	$2,950,000
Relative fair value of the warrants	(1,566,563)
Beneficial conversion feature	(1,383,437)
Amortization of the discount	1,210,646
Amortization of the beneficial conversion feature	1,035,155
Carrying value at September 30, 2008	$2,245,801

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

5.         Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer.  Rent expense is $3,800 per month.  The Company recognized rent expense of $12,198 in each of the three-month periods ended September 30, 2008 and 2007 and $36,594 in each of the nine-month periods ended September 30, 2008 and 2007.  These amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

The Company also has accrued compensation due to the Chief Executive Officer and the Company’s in-house legal counsel for deferred salaries earned and unpaid as of September 30, 2008 of $1,131,139.

The Company regularly grants equity awards to management and the Board of Directors as compensation for their services under the compensation plan described in Note 7.  In addition, during the nine months ended September 30, 2008, the Company granted the Chief Executive Officer a fully vested warrant to purchase 3,000,000 shares of the Company’s common stock.  The fair value of this warrant of approximately $687,000 is included in selling, general and administrative expenses for the nine months ended September 30, 2008.

6.         Authorized Shares

During the period ended September 30, 2008, the Company’s board of directors approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares.

7.         Stock Options and Warrants

At September 30, 2008, the Company has a stock option plan (the “2000 Plan”) that provides for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals.  As of December 31, 2007, the Company’s Board of Directors approved and made available 6,093,882 shares of common stock to be issued pursuant to said plan.  During the period ended September 30, 2008, the Company’s Board of Directors approved and made available an additional 5,000,000 shares of Company’s common stock for issuance under the 2000 Plan.  The 2000 Plan permits grants of options of common shares authorized and approved by the Company’s Board of Directors for issuance prior to enactment of the 2000 Plan.

The following summarizes the information relating to outstanding stock options and warrants and the activity during 2008 and 2007:

	Number of Shares	Per Share Option/Warrant Price	Weighted Average Exercise Price

Shares under option/warrant at January 1, 2007	6,026,029	$0.05-$5.50	$0.62
Exercised	(60,000)	$0.05	$0.05
Terminated	(1,064,585)	$0.05-$5.50	$2.25
Granted	14,167,637	$0.21-$0.55	$0.26
Shares under option/warrant at December 31, 2007	19,069,081	$0.05-$5.50	$0.26
Terminated	(20,333)	$0.10	$0.10
Exercised
Granted	10,400,808	$0.21-$0.55	$0.29
Shares under option/warrant at September 30, 2008	29,449,556	$0.05-$5.50	$0.27
Options/warrants exercisable at September 30, 2008	27,506,326	$0.05-$5.50	$0.27

Dais Analytic Corporation
Notes to Condensed Financial Statements
Nine months ended September 30, 2008
(Unaudited)

7.         Stock Options and Warrants (continued)

The weighted average fair value at the date of grant of the options and warrants was $0.23 and $0.21 for the nine months ended September 30, 2008 and 2007, respectively.

The warrants and options expire at various dates ranging January 2009 to August 2018.  A further summary of information related to stock options and warrants outstanding and exercisable at September 30, 2008 is as follows:

Range of Exercise Price Per Share	Shares Under Option/Warrant	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
Outstanding:
$0.05-0.75	29,420,599	$0.27	4.55
$2.50-5.50	28,957	$3.94	1.74
$0.05-5.50	29,449,556	$0.27	4.55

Exercisable:
$0.05-0.75	27,477,369	$0.27	4.23
$2.50-5.50	28,957	$3.94	1.74
$0.05-5.50	27,506,326	$0.27	3.95

8.         Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives.  These agreements provide for minimum levels of compensation during current and future years.  In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

In May of 2006, the United States Patent Office (“USPTO”) informed the Company that an interference proceeding had been initiated between the Company’s patent number US 6,413,298 and a pending patent application assigned to another corporation. A final ruling by the USPTO in favor of the Company was issued in September 2008.

The Company entered into a six month financial and strategic consulting agreement dated September 1, 2005 with a financial consulting company. (“Consulting Company”) by which the Consulting Company agreed to assist the Company in the procurement of equity and debt financing for business expansion and development up to a maximum of $20,000,000.  In exchange for these services, two of the shareholders of the Company assigned their outstanding convertible notes, valued at $627,723, to the Consulting Company.  The Company accounted for this transaction as a capital contribution by the stockholders for the forgiveness of their notes.  In turn, the Consulting Company received an option to purchase shares of the Company’s stock which vested over the Consulting Company’s service period. On December 23, 2005, the Company terminated the Consulting Agreement for lack of performance by the Consulting Company.  During the nine month period ended September 30, 2008, the Consulting Company assigned its rights to the vested portion of the option with a fair value of $244,000 to a third-party and released the Company from liability.  The third party exercised this option into 2,440,000 shares of the Company’s common stock during June 2008.  The Company has no further obligations of any nature to the Consulting Company.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe.  The Company will incur penalties and damages of up to approximately $236,000 if it does not file an effective registration statement pursuant to the terms of this agreement.  As of September 30, 2008, the Company has recorded a liability of $73,500 related to this agreement.

In June 2008, the Company hired a consultant to assist in evaluating possible environmental credit opportunities.  A portion of any such credits obtained, or revenue generated from the sale thereof, is payable by the Company to the consultant.

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on  November 12, 2008 (SEC file No. 333-152940).

CAUTIONARY NOTE REGARDING FORWARD- LOOKING STATEMENTS

Certain information in this Form 10-Q, as well as in our other public filings, our websites, press releases and oral statements made by our representatives, is forward-looking information based on our current expectations, beliefs, assumptions or plans and involve risks and uncertainties. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this announcement are forward-looking statements. Forward-looking statements may include , or be proceeded or followed by the forward-looking words or phrases such as “anticipate”, “believe”, “could”, “expect”, “intend”, “estimate”, “hope”, “may”, “plan”, “anticipate”,  “potential”, “should”, “will”,  and “would” or any  similar language or  variation of words with similar meanings. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Specific factors that might cause such a difference include, but are not limited to, risks and uncertainty discussed in this report, those that are or may be discussed from time to time in our public announcements and filings with the SEC, such as our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on  November 12, 2008 (SEC File No.333-152940)  including, those contained in the sections titled “Risk Factors” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and our future Forms 8-K, 10-Q and 10-K. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document. Unless otherwise required by applicable securities law, we do not undertake and specifically decline any obligation to update or revise these forward-looking statements to reflect events or circumstances occurring after the date of the filing of this report.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Statements of Operations and certain of such data expressed as a percentage of revenues (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$263,340	$261,497	$777,211	$757,553
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	$203,313	$169,013	$581,303	$523,350
Percentage of revenues	77.2%	64.6%	74.8%	69.1%

Selling, general and administrative expenses	$785,947	$434,526	$2,544,350	$1,375,610
Percentage of revenues	327.4%	181.6%	298.5%	166.2%

Interest Expense	$828,070	$10,275	$2,518,725	$503,971
Percentage of revenues	314.4%	3.9%	324.1%	66.5%

Net loss	$(1,553,990)	$(352,317)	$(4,867,167)	$(1,645,378)
Percentage of revenues	(590.1)%	(134.7)%	(626.2)%	(217.2)%

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

Summary of Third Quarter Results of Operations

REVENUES: Total revenues for the three months ended September 30, 2008 and 2007 were $263,340 and $261,497 respectively, an increase of $1,843 or 0.7%. The increase in revenues is primarily attributable to interest earned of $2,613 on proceeds from the private offering that closed from December 2007 to January 2008.  During the three months ended September 30, 2008 and 2007, two and four customers accounted for approximately 69.5% and 79.4% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $34,300 to $203,313 and represented 78.0% of revenues, excluding interest income, for the three months ended September 30, 2008 compared to $169,013 or 64.6% of revenues for the three months ended September 30, 2007.  The increase in 2008 is primarily attributable to an increase in the cost of materials of approximately $40,000, or 15.4% of revenues, excluding interest income. The offsetting decrease of approximately $6,000 is due to a decrease in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $785,947 for the three months ended September 30, 2008 increased $351,421 from $434,526 in the same period of 2007.  This increase is due to a variety of factors, including: compensation expense of approximately $83,000 recognized during the three-montb period ended September 30, 2008 for various option and warrant awards granted subsequent to September 30, 2007, an increase in payroll expense of approximately $115,000 for new employees, an increase in audit fees of approximately 37,000, an increase in professional fees of approximately $30,000 related primarily to the interference proceeding discussed in Note 8 to the Condensed Financial Statements, an increase in travel costs of approximately 46,000, an increase in research and development costs of approximately $21,000 and other miscellaneous increases of approximately 19,000.

INTEREST EXPENSE: Interest expense was $828,070 for the three months ended September 30, 2008 compared to $10,275 for the same period of 2007, an increase of $817,795.  During the three months ended September 30, 2008, interest expense was comprised of amounts related to convertible notes issued from December 2007 to January 2008, including approximately $66,000 of interest payable to the note holders, loan cost amortization of approximately $26,000, and approximately $736,000 for the amortization of the note discount and embedded beneficial conversion feature, described in Note 4 to the Condensed Financial Statements.  During the three months ended September 30, 2007, interest expense was comprised primarily of interest due on the Robb notes.

NET LOSS: Net loss for the nine months ended September 30, 2008 increased by $1,201,673 to $1,553,990 from $352,317 for the nine months ended September 30, 2007. The increase in net loss is primarily due to the increases in cost of sales, selling, general and administrative expenses and interest expense discussed above.

Summary of Year to Date Results of Continuing Operations

REVENUES: Total revenues for the nine months ended September 30, 2008 and 2007 were $777,211 and $757,553 respectively, an increase of $19,658, or 2.6%. The increase in revenues is primarily attributable to interest earned during 2008 of $18,895 on proceeds from the private offering that closed from December 2007 to January 2008.  During the nine months ended September 30, 2008 and 2007, three customers accounted for approximately 50.7% and 64.3% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $57,593 to $581,303 and represented 76.7% of revenues, excluding interest income, for the nine months ended September 30, 2008 compared to $523,350 or 69.1% of revenues for the nine months ended September 30, 2007.  The increase in 2008 is primarily attributable to an increase in the cost of materials of approximately $71,000, or 9.3% of revenues, excluding interest income. The offsetting decrease of approximately $13,000 is due to a decrease in direct labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $2,544,350 for the nine months ended September 30, 2008 increased $1,168,740 from $1,375,610 in the same period of 2007.  This increase is due to a variety of factors, including: compensation expense of approximately $687,000 recognized during 2008 for a warrant granted to an executive as discussed in Note 5 to the Condensed Financial Statements, compensation expense of approximately $226,000 recognized in 2008 for various option and warrant awards granted subsequent to September 30, 2007, an increase in payroll expense of approximately $216,000 for new employees, an increase in audit fees of approximately 103,000 and an increase in travel costs of approximately 66,000. These increases are partially offset by decreases in consulting and professional fees of approximately $135,000 due to the completion in 2006 of one-time consulting contracts.

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

INTEREST EXPENSE: Interest expense was $2,518,725 for the nine months ended September 30, 2008 compared to $503,971 for the same period of 2007, an increase of $2,014,754.  During the nine months ended September 30, 2008, interest expense was comprised of amounts related to convertible notes issued from December 2007 to January 2008, including approximately $196,000 of interest payable to the note holders, loan cost amortization of approximately $79,000, and approximately $2,175,000 for the amortization of the note discount and embedded beneficial conversion feature, described in Note 4 to the Condensed Financial Statements.  During the nine months ended September 30, 2008, the Company also recognized approximately $65,000 of interest expense from the induced conversion of notes payable to the Robb Charitable Trust.  During the nine months ended September 30, 2007, interest expense was comprised of amounts related to convertible notes issued from October 2005 to February 2007, including approximately $41,000 of interest payable to the note holders, loan cost amortization of approximately $24,000, and approximately $439,000 for the induced conversion of the notes into 3,258,323 shares of common stock.

NET LOSS: Net loss for the nine months ended September 30, 2008 increased by $3,221,789 to $4,867,167 from $1,645,378 for the nine months ended September 30, 2007. The increase in net loss is primarily due to the increases in cost of sales, selling, general and administrative expenses and interest expense discussed above.

Liquidity and Capital Resources

The Company finances its operations primarily through sales of its ConsERV products, sales of its common and preferred stock, the issuance of convertible promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations.  We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative free cash flow until we can produce sufficient revenues to cover our costs, which is not expected for several years.  Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market.  Our profitability will require the successful commercialization of our ConsERV products and any future products we develop. No assurances can be given when this will occur.

At September 30, 2008, we had outstanding debt on 9% convertible secured promissory notes of $2,950,000 plus related interest. The notes mature commencing December 2008 through January 2009. We do not have adequate funds to repay the notes upon maturity, and do not expect to attain adequate funds for repayment from operations by the respective maturity dates.  The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications.

The Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all.  As a result, we may be unable to pay the notes as they become due. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates.  There is no guarantee that any re-negotiated terms we may be able to secure would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations.  In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock pursuant to their terms, or (iii) we are not able to negotiate extensions to the maturity dates of the notes, note holders will have the option to foreclose on all of our patents and those patent applications securing the notes, which would likely result in the failure of our business.

Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

We expect that cash and cash equivalents of approximately $377,000 at September 30, 2008 will be sufficient to fund our working capital requirements through December 31, 2008. We plan to raise additional capital of approximately $13.8 to $18.4 million, net of offering costs, during the next nine to twelve months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements for the year ending December 31, 2009.

Our ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient fund our working capital requirements, including repayment of our debt obligations. We intend to finance our operations, including the repayment of notes payable, primarily through private sales of debt and equity securities, licensing revenues, and sales of non-core uses of our technology.  Any failure by us to timely secure the cash flow adequate to fund our debt obligations and ongoing operations will have a materially adverse consequence on our financial condition, results of operations and cash flows.

Statement of Cash Flows

        The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands):

	Nine months ended September 30,
	2008	2007
Cash flows used in operating activities	$(1,477,738)	$(536,324)
Cash flows used in investing activities	(15,155)	(799)
Cash flows provided by financing activities	1,366,000	351,000
Net decrease in cash and cash equivalents	$(126,893)	$(186,823)

Cash and cash equivalents and cash held in escrow were $377,339 and $1,504,232 at September 30, 2008 and December 31, 2007, respectively.  Cash is primarily used to fund our working capital requirements and net operating losses. At December 31, 2007, cash held in escrow represented $1,000,000 of proceeds from the private offering, which was released from escrow when the transaction closed in January 2008.

Net cash used in operating activities was $1,477,738 million for the nine months ended September 30, 2008 as compared to $536,324 million for the same period in 2007.  During the nine months ended September 30, 2008, we used additional cash to fund operations of approximately $603,000 and working capital requirements of approximately 339,000 compared to the same period in 2007.

During the nine months ended September 30, 2008, financing activities provided $1,366,000 of cash from net proceeds received from our private placement offering of $1,466,000, partially offset by payments on our outstanding notes payable of $100,000.

INFLATION

Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

CONTRACTUAL OBLIGATIONS

As of September 30, 2008, we have contractual obligations of $3,055,636 as indicated below:

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years

Long-term debt	$2,950,000	$2,950,000	$-	$-
Purchase Obligations	105,636	105,636	-	-
Total	$3,055,636	$3,055,636	$-	$-

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

        The status of our legal proceedings, as disclosed in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 12, 2008 (SEC File No. 333-152940), remains unchanged.

        The Company is party to lawsuits from time to time arising in the ordinary course of its businesses.  The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters.

Dais Analytic Corporation
Form 10-Q
For the Quarter Ended September 30, 2008

Item 1A.    Risk Factors

        Our business, its financial condition, operating results, liquidity, cash flows, convertible notes and the trading price of its common stock,  can be impacted by a number of factors, any one of which could cause our actual results to vary materially and adversely from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially and adversely from those anticipated, see the discussion below and "Risk Factors" in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on November 12, 2008 (SEC File No.333-152940). This information should be considered carefully together with all other information in this report and other reports and materials we file or have filed with the Securities and Exchange Commission.

Disruptions in the credit markets have created uncertainty, which could adversely affect our business.

        The financial markets in the United States, Europe, South America and Asia have been experiencing extreme disruption in recent months. As widely reported, these markets have experienced, among other things, extreme volatility in security prices, commodities and currencies; severely diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. The current tightening of credit in financial markets could adversely affect our ability to secure the additional financing necessary to repay our existing convertible notes in a timely manner and/or to continue operations. Given the current state of the financial markets, the Company may not be able to secure sufficient additional financing to repay the notes and continue operations on acceptable terms, if at all.  As a result, we may be unable to pay the notes as they become due and/or be unable to continue operation of the company, either of which may likely result in the failure of our business.

       In addition, the tightening of the credit in financial markets may also adversely affect our customers' ability to obtain financing for operations, result in a decrease in the demand for our products and negatively impact our collection of trade receivables from our customers. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

As company is now quoted on the Over-The- Counter Bulletin Board we must meet and remain current as to reporting requirements.

Companies that are quoted on the OTC Bulletin Board, while not subject to listing requirements per se, must be registered with the Commission under Section 13 or 15(d) of the Exchange Act, and must remain current in their reporting requirements in order to remain eligible for quotation. Companies that are quoted on the Pink OTC Markets, Inc’s Pink Sheet have no such requirements. This move has and will cause company to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. If we were unable to continue to comply with the new rules, we could be delisted from trading on the Over- the-Counter Bulletin Board and thereafter trading in our common stock, if any, may be conducted through the Pink OTC Markets, Inc’s Pink Sheet. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock from the Over-the–Counter Bulletin Board could also result in significantly lower prices per share of our common stock than would otherwise prevail. There is not currently an active trading market for our common stock, meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. As a consequence, our stock may be characterized by a lack of liquidity, sporadic trading, larger spreads between bid and ask quotations, and other conditions that may affect shareholders’ ability to re-sell our securities.  Moreover, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Unless an active trading market for our common stock is developed and maintained, shareholders may be unable to sell their common stock and any attempted sale of such shares may have the effect of lowering the market price of our common stock and a shareholder’s investment could be a partial or complete loss.

The trading price of our common stock may be negatively affected by our recent listing on the Over-The-Counter Bulletin Board which entails additional regulatory requirements.

    The trading price of our common stock on the Over-The-Counter Bulletin Board will continue to be below $5.00 per share. As a result of this exchange relocation, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in “Recent Sales of Unregistered Securities” of our Registration Statement, as amended, filed with the Securities and Exchange Commission on November 12, 2008 (SEC No. 333-152940) we have not  issued securities during the period pertaining to this Form 10Q filing.

Item 3.    Defaults Upon Senior Securities

Not Applicable in this reporting period

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable in this reporting period

Item 5.    Other Information

Not Applicable in this reporting period

Item 6.    Exhibits

No.	Exhibit
3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993(1)
3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997(1)
3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998(1)
3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999(1)
3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000(1)
3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000(1)
3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007(1)
3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008(1)
3.9	Bylaws of The Dais Corporation(1)
4.1	Form of Non-Qualified Stock Option Agreement(1)
4.2	Form of Non-Qualified Option Agreement(1)
4.3	Form of Warrant (Daily Financing) (1)
4.4	Form of Warrant (Financing) (1)
4.5	Form of Warrant (Robb Trust Note and Additional Financing) (1)
4.6	Form of Placement Agent Warrant (Financing) (1)
4.7	Form of 9% Secured Convertible Note (Financing) (1)
4.8	Form of Note (Robb Trust Note) (1)
4.9	Form of Amendment to Note (Robb Trust Note) (1)
10.1	2000 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1(1)
10.2	Form of Employee Non-Disclosure and Non-Compete Agreement(1)
10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008(1)
10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008(1)
10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005(1)
10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005(1)
10.7	Form of Subscription Agreement (Daily Financing) (1)
10.8	Form of Subscription Agreement (Financing) (1)
10.9	Form of Registration Rights Agreement (Financing)(1)
10.10	Form of Secured Patent Agreement (Financing) (1)
10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007(1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — Timothy N. Tangredi
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Exchange Act of 1934 — Brooke Evans
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Session 1350 – Timothy N. Tangredi and Brooke Evans

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-152940), as filed November 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	December 17, 2008
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BROOKE EVANS	Dated:	December 17, 2008
Brooke Evans
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)