Form 10-K
period 2008-12-31
DAIS ANALYTIC CORP
filed 2009-03-31
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________________ to __________________

Commission file number: 333-152940

DAIS ANALYTIC CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1760865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11552 Prosperous Drive Odessa, Florida	33556
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 375-8484

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                            Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,591,244 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Pink Sheets reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, the Registrant had 16,482,731 outstanding shares of its common stock, $0.01 par value.

DAIS ANALYTIC CORPORATION
FORM 10-K

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Form 10-K Annual Report contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	our ability to achieve and maintain profitability;

•	the price volatility of the common stock;

•	the historically low trading volume of the common stock;

•	our ability to manage and fund our growth;

•	the short period of time we have employed certain of our executive officers;

•	our ability to attract and retain qualified personnel;

•	litigation;

•	our ability to compete with current and future competitors;

•	our short operating history;

•	our ability to obtain additional financing;

•	general economic and business conditions;

•	other risks and uncertainties included in the section of this document titled “Risk Factors”; and

•	other factors discussed in our other filings made with the Commission.

These statements may be found under "Management's Discussion and Analysis" and "Description of Business," as well as in other sections of this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

Dais Analytic Corporation is a nano-structure polymer technology materials company which has developed and is selling ConsERV™, a energy recovery ventilator, a Heating, Ventilation and Air Conditioning (“HVAC”) energy conservation product.  We intend to develop other nano-structure polymer technology products including (i) “NanoAir”, a water based HVAC system and (ii) “NanoClear”, a water clean-up process useful to create potable water from sea, brackish or waste water.  We further believe that our nano-structure polymer technology may be useful in developing a Ultra-capacitor, a device capable of greater energy density and power per pound than traditional capacitors or batteries.

History

We were incorporated as a New York corporation on April 8, 1993 as “Dais Corporation”. We subsequently changed our name to Dais Analytic Corporation on December 13, 1999.  We were formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane (“PEM”) fuel cells.  We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials.

In December 1999, we purchased the assets of Analytic Power Corporation, which was founded in 1984 to provide fuel cell and fuel processor design and consulting services, systems integration and analysis services to develop integrated fuel cell power systems, and we were re-named Dais Analytic Corporation. Analytic Power Corporation developed a portfolio of fuel cell and related fuel cell component technologies, including fuel cell stack designs, a membrane electrode assembly process, and natural gas, propane, diesel and ammonia fuel processors for use in creating integrated fuel cell systems.

In March 2002, we sold substantially all of our fuel cell assets to a large U.S. oil company for a combination of cash and the assumption by such company of certain of our obligations. After we sold a substantial portion of our fuel cell assets, we focused on expanding our nano-structured polymer platform, having already identified the Energy Recovery Ventilator (“ERV”) application as our first commercial product.

Financing

From December 2007 to January 2008, we issued (i) 9% secured convertible promissory notes in an aggregate principal amount of $2,950,000 the principal amount of which may be converted into 14,750,000 shares of common stock, par value $.01 per share and (ii) warrants to purchase up to 14,750,000 shares of common stock at an exercise price of $.25 per share (the “Financing”).  Aggregate proceeds to the Company from this Financing were $2,950,000. The notes issued in the Financing mature 12 months from the date of issuance and may be converted into common stock at the option of the holder any time prior to the maturity date at a conversion price of $0.20 per share. The notes include standard default provisions and price protection with regards to issuance by the Company of common stock and common stock equivalents.  The warrants issued in the Financing have a five-year term, cashless exercise provisions and anti-dilution protection. Pursuant to the terms of the Financing and the Security Agreement entered into in connection with the Financing, we granted investors a first priority security interest in our patents and certain patent applications.  There are no other liens currently in effect against such patents or patent applications.  The Company was obligated to register the shares of common stock underlying the convertible principal amount of the convertible notes and warrants issued in this Financing pursuant to a registration rights agreement entered into with investors in this Financing.  On August 11, 2008, we filed a registration statement on Form S-1 covering the resale of up to 18,110,782 shares of common stock.  Such registration statement was declared effective November 12, 2008.

Technology

We use proprietary nano-technology to reformulate thermoplastic materials called polymers.  Nano-technology involves studying and working with matter on an ultra-small scale. One nanometer is one-millionth of a millimeter and a single human hair is around 80,000 nanometers in width.  Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently.

These reformulated polymers have properties that allow them to be used in unique ways.  We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependant on the size and type of a particular molecule.

Products

ConsERV™

We currently sell one product, our ConsERV™ product, a HVAC energy conservation product which, according to various tests, saves an average of up to 30% on HVAC operating costs and allows HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality.  This product makes HVAC systems operate more efficiently and results, in many cases, in energy and cost savings.  ConsERV™ attaches onto existing HVAC systems, typically in commercial buildings, to provide ventilation within the structure.  It pre-conditions the incoming air by passing through our nano-technology polymer which has been formed into a filter of sorts. The nano-technology ‘filter’ uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air.  For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy.  For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

Our ConsERV™ product is the primary focus of our resources and commercialization efforts.   When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”), a leading industry association,   ConsERV™ is twice as effective in managing latent and sensible heat. We expect ConsERV™ to continue to be our focused commercial product through 2009.

How It Works

Most building codes mandate commercial structures provide certain levels of ventilation determined by use and occupancy.   ERVs are systems used by HVAC manufacturers to increase energy efficiencies in HVAC units by transferring heat and humidity between air flows.  They do this by capturing a portion of the energy already used to heat or cool air that is being released to the outside and use such released air to condition the incoming air stream.  In an air conditioning application, heat and humidity that are part of the incoming air stream are transferred to the cool, dry exhaust air, thereby “pre-conditioning” the incoming air before it reaches the building’s air conditioning system.  By pre-conditioning the incoming air, ERVs should increase the operating efficiency of the HVAC unit, thereby lowering the overall costs associated with heating and cooling buildings and potentially reducing the size and initial capital cost of the overall HVAC unit.

ConsERV™ has a “core” component made using our nano-structured material and may be described as a high-performance ERV.  It is used in conjunction with a building’s HVAC equipment. The ConsERV™ energy recovery ventilator, employs nano-technology based materials to create an exchange of sensible (temperature) and latent (humidity) energy between the two air streams using HVAC equipment to provide building ventilation.  The first air stream typically exits a building at the temperature and relative humidity level set by the buildings air conditioning and heating equipment.  The second air stream comes from the outside environment at a different temperature and relative humidity level and is used to bring outdoor air to the occupants of the building.  The ConsERV™  product uses the energy found in the first air stream (air already cooler or heated) to condition the second air stream (the outdoor air coming in) before the second air stream (outside air) enters the HVAC equipment.   The ConsERV™ product may save energy, in that it reduces the required energy and size of the HVAC equipment and thereby may lower the cost of providing ventilation. In addition, it may lower carbon dioxide emissions because the HVAC equipment may not need to be used as frequently and often times can be reduced in size to provide the same levels of comfort indoors. The process is shown in the picture below.

Given third-party test data, our ConsERV™ product, with its nano-structured materials, offers better total performance than other ERV products of which we are aware, with no moving parts and little or no cross-air stream contamination.1  Our ConsERV™ core product has received UL 900 recognition and Air-Conditioning, Heating and Refrigeration Institute (“AHRI”) standard 1060 certification.  Our ConsERV™ product is compatible with most commercial HVAC units and requires only a small amount of additional HVAC technical expertise to install.  We believe the purchase and installation costs of our ConsERV™ product are comparable to the costs of competing energy recovery products and our ConsERV™ product is more efficient in transferring moisture with lower life cycle maintenance costs.

Studies have shown recent increases in the levels and overall volatility of energy prices in the United States (averaging in excess of 11% during 2007) have prompted renewed interest by corporate and political leaders, as well as the public at large, in energy conservation initiatives.2

Achieving sales revenue growth from our ConsERV™ product is predicated on the success in five key areas:

•	Achieving continued technological improvements in key materials to lower our ‘per unit’ cost structure.
•	Completing outsourced manufacturing and assembly relationships which lower our ‘per unit’ cost structure.
•
Securing HVAC equipment manufacturers, as well as ERV Original Equipment Manufacturers (“OEM”) (or Licensees), with presence in existing and evolving sales channels as our customers or partners to sell worldwide in-country/region.

•	Recruiting and retaining the necessary people and infrastructure to support sales growth of ConsERV™ and other products as they are introduced into their respective sales channels.
•	Obtaining capital in a timely manner for the necessary steps outlined above to continue without interruption.

Our Other Nano-Structured Products

We are devoting varying amounts of time to other uses of our nano-structured products in ways which are not disruptive to the key ConsERV™ effort. To date, insignificant revenues have been generated from these non-ConsERV™ related applications.

These product applications and activities include:

•
Water Clean-up or “NanoClean”: We expect that this application would function to remove quantities of salt and other impurities from water to produce potable water using  an environmentally friendly design that would use less energy and be  less expensive than current methods. We have developed a functional table-top demonstration unit which highlights the basics of how this system works using the Company’s nano-structured materials to clean water.  This demonstration unit is being used as the basis for the product’s next planned inflexion point: a small pilot plant. The NanoClean product is currently in the middle to late stages of Alpha/Beta development.

•
Water Based HVAC system or “NanoAir”: We expect this application would function to dehumidify and cool air in warm weather, or humidify and heat in cold weather.  This NanoAir application is designed to be capable of replacing a traditional refrigerant loop based heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle to late stages of Alpha/Beta development.

1 Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) – May 2008 test results.  This study is publicly available and was not prepared for our benefit or funded by us.
2 “Rising demand for oil provokes new energy crisis,” New York Times, Nov. 9, 2007.

•
Ultra-capacitor: Based on initial tests conducted by a third party, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy similar to a battery with projected increases in energy density and lifetimes. The key application for such a device would be in transportation.

As previously mentioned, aside from our ConsERV™ product, the Company has three additional products under development. The Company intends to sell polymer membrane or polymer membrane incorporated into an application appropriate form, or to license the application. We do not intend to build and market the entire product.  The three product applications include:

Application	Current Stage	Estimated Funding Required to Commercialize	Estimated Time to Market (post funding)
Water Clean-up (NanoClean) - A process using a low temperature, low pressure approach to process brackish and salt water into potable water.	3rd Stage Alpha/Beta	$9 Million	24 – 36 month
Advanced Heating, Ventilating, and Air Conditioning (NanoAir)- A process using the nano-technology materials to create an advanced heating, ventilating, and air-conditioning system.	3rd Stage Alpha/Beta	$9 Million	18 – 24 month
Ultracapacitor –if fully developed, may have a greater energy density and power per pound than traditional capacitors or the batteries on the market today.
Base materials testing underway by third party to confirm the effectiveness of the Company’s materials in the application.

Current activities are moving us closer to the optimization of materials. An alpha prototype would then will be required.
		$22 Million	36 – 48 months

The Company has identified other potential products for its materials and processes. Some have basic data to support the needed functionality and market differentiation of a product based on using our nano-technology based inventions. Such applications include immersion coatings and performance fabrics. These other products are based, in part, upon the known functionality of the Company’s materials and processes.

Patents

We own the rights to seven patents and to four pending U.S. patent applications. We co-own two pending Patent Cooperation Treaty (“PCT”) applications with Aegis Biosciences LLC, a biomaterials drug delivery technology company. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications.  These materials are made from base polymer resins available from a number of commercial firms worldwide and possess some unique and controllable properties, such as:

•
Selectivity:  Based on our research, we believe that when the polymer is made there are small channels created that are 5 to 30 nanometers in diameter. There are two types of these channels: hydrophilic (water permeable), and hydrophobic (water impermeable). The channels can be chemically tuned to be highly selective for the ions or molecules they transfer. The high selectivity of the polymer can be adjusted to efficiently transfer water molecules from one face to the other using these channels.

•
High transfer rate: Based on in-house testing protocols and related results, we have found that the channels created when casting the materials into a nano-structured membrane have a transfer rate of water, or flux, greater than 90% of an equivalent area of an open tube. This feature is fundamental to the material’s ability to transfer moisture at the molecular level while substantially allowing or disallowing the transfer of other substances at a molecular level.

•	Unique surface characteristic: The materials offer a surface characteristic that we believe inhibits the growth of bacteria, fungus and algae and prevents adhesives from attaching.

The molecular selectivity, transfer rate and surface coating properties, coupled with our ability to produce the nano-structured materials at what we believe is an affordable price, distinguishes our technology and value-added products.  By incorporating our nano-structured materials into existing products, we strive to address current real-world market needs by offering what we believe to be higher efficiencies and improved price performance. For example, there are other energy recovery mechanisms available for HVAC that use coated paper or desiccant technology instead of our highly efficient nano-structured polymer materials.

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. The only product or service which we could not have purchased elsewhere and used in the on-going growth of the ConsERV™ business is the plastic based sheet good.  All purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements. Our manufacturing process is described below.

Polymer Membrane

Commercially available styrene based polymer resin in flake form and industrial grade solvents are mixed together using a proprietary process involving heat, industrial mixers, and solvents.  The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (former Shell Oil).  Our process changes the molecular properties of the starting styrene based polymer resins into a liquid material which gives the attribute of being selective in what molecules it will allow through the plastic, which includes water molecules. This process, called ‘sulfonation’, is done at facilities around the world known as Toll Houses. These are firms which specialize in making small lot (by industry standards) runs of specialty chemicals.

Plastic Based Sheet Good

A thin coating of the liquid polymer material is applied on one side of the sheet good by a ‘tape casting’ firm of which there are many in the United States. The coated sheet good is heated to rapidly dry the liquid material thus bonding the polymer solution and rolled sheet good together. The resulting ‘modified sheet good’ is then re-coiled into 10,000 foot rolls and shipped to us. Currently this is provided to us by one vendor. Additional vendors for this component have not been sought by the Company. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required.

The “Core”

The modified sheet good is cut into defined dimensions and glued to a PVC formed spacer. This ‘spacer/glued modified sheet good’ is a single layer. Multiple layers are stacked one on top the other until a certain height is achieved.  Once the proper height is achieved, these layers are then fitted with a galvanized sheet metal plate on the top and bottom of the stack along with galvanized sheet metal ‘Y’ shaped bracket on each of the four corners of the assembly.  This assembly is called a ‘core’. The galvanized sheet metal is a world-wide commodity material formed to our specifications by local and out-of-town sheet metal forming companies. We have no long term contractual relationships with firms making the PVC spacers, supplying the glue, supplying rivets to hold the structure together, and the sheet metal firms making the top and bottom plate as well as the side rails.

Completion

For the complete ConsERV™ system, one or more cores are placed inside of aluminum or steel boxes built by us or a vendor. The box may or may not also be fitted with an electric motor, fan, electric relay, and electrical disconnect. Inclusion or exclusion of the electric motor and fan is dictated by the customers’ needs and current HVAC system.  Once outfitted with cores, the product is complete. We have no long term contractual relationships with firms providing the aluminum or steel parts used to build the box, the motors, the fans, the relays, or the electrical disconnects.

In the start-up phase of the ConsERV™ business we brought on a limited number of independent sales representatives. This was done for quality and infrastructure reasons. As a result, the bulk of our revenues are concentrated in a small number of customers that distribute our product to the consumers.

Licensing

While we have earned licensing revenue under agreements licensing our technology in the past, we may not receive any material revenue from these agreements in the near or foreseeable future.

Research and Development

The Company has spent approximately $45,000 on research and development during the last two fiscal years.

Key Relationships

We have strategic relationships with leaders in the energy industry who have entered into sales, marketing, distribution and product development arrangements with us and, in some cases, hold equity in our Company.  They include:

Electric Power Research Institute (“EPRI”)

We have an on-going relationship with a number of utilities through EPRI. The EPRI participants include Public Service Company of New Mexico, Kansas City Power & Light, Reliant Energy Incorporated, Alliant Energy Company, Omaha Public Power District, Wisconsin Public  Service Corporation, Southern California Gas Company, EDF Electricite de France, Consolidated  Edison of New York, Tokyo Gas Co., Ltd., CINERGY Corporation, Northern States Power Company, American Electric Power Company, Inc., Sierra Pacific Power Company, Public Service Electric & Gas  Company (“PSE&G”), and Tennessee Valley Authority.  The EPRI users group has been helpful in creating opportunities for us to define specifications and applications for our nano-structured materials that address existing energy related challenges while possibly opening new sources of revenue.

Comfort Systems USA

In June 2006 we entered into a non-exclusive national sales arrangement with Comfort Systems, a national HVAC and mechanical systems installation and service company principally oriented to the mid-market commercial industrial and institutional sectors. Pursuant to this arrangement, Comfort Systems and its 42 branches agreed to sell our ConsERV™ product to new or retro-fit HVAC building applications. Our marketing team has begun working with Comfort Systems designers on new and retro-fit HVAC system applications.

ConsERV™ - Sales and Marketing Strategies

We market our ConsERV™ product principally through alliances with local independent manufacturer representatives. We currently have 24 independent commercial sales representatives in various locations throughout North America selling the ConsERV™ product.  We intend to increase the number of commercial independent sales representatives to approximately 40 to properly cover the North American commercial sales territory.  We are also working to secure ongoing relationships with leading industry HVAC manufacturers and other ERV manufacturers. Other potential and targeted sales channels for the ConsERV™ product are energy service companies and HVAC product distributorships. We continue to leverage our relationship with EPRI and a group of 16 utility companies (consisting of EPRI members and some of our minority shareholders) into expected sources of future product sales through the introduction of demand reduction incentives.

Future Products – Sales and Marketing Strategies

Our intended sales and marketing strategy will require us to create alliances with companies having strong, existing channel presence in the target industries. We believe working with industry leaders at the development level allows us to better address the market’s needs and possibly accelerate the time to market cycle.

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV™ product may become a functional component of newer, more efficient OEM products. Our key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales.

There are a number of companies located in the United States, Canada, Europe and Asia that have been developing and selling technologies and products in the energy recovery industry, including but not limited to: Semco, Greenheck, Venmar, Bry-Air, Renewaire and AirXchange.

We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us.  Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConSERV	AAON, Trane
NanoClean	Dow, Dupont, GE
NanoAir	AAON, Trane,
Ultracapacitor	EEstor Maxwell

We believe that the combination of our nano-material platform’s characteristics (high selectivity, high flux rate, manufacturability, et al.), growing patent position, and possible ‘first to market’ position, are competitive advantages, which may allow us time to execute our business plan. Competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

Intellectual Property

As stated above, we have seven granted U.S. patents, including patents covering the composition and structure of a family of ion conducting polymers and membranes and applications of the polymer.  We believe some of these patents make reference to applications relating to the materials we are developing.  Please see the “Risk Factors” Section of this Annual Report.  A list of our existing patents follows:

1.	Patent No. 6,841,601- Cross-linked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and expires March 12, 2022.

2.	Patent No. 6,413,298 – Water and ion-conducting membranes and uses thereof. This patent was issued on July2, 2002 and expires July 27, 2020.

3.	Patent No. 6,383,391 – Water and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and expires on July 27, 2020.

4.	Patent No. 6,110,616 - Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and expires on January 29, 2018.

5.	Patent No. 5,679,482 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1997 and expires on October 20, 2014.

6.	Patent No. 5,468,574 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1995 and expires on May 22, 2014.

7.	Patent No. 7,179,860 – Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and expires on March 11, 2022.

We have provisional and patent applications in the following areas: Advanced Polymer Synthesis Processes, Reversible Liquid to Air Enthalpy Core Applications and Construction, and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO20080316678 – Nanoparticle Ultra Capacitor
2.	WO/2008/039779 – Enhanced HVAC System and Method
3.	WO/2008/089484 – Multiphase selective Transport Through a Membrane
4.	WO2008.141179 – Molecule Sulphonation Process *
5.	WO/2009/002984 – Stable and Compatible Polymer Blends*
6.	WO2009/002984 – Novel Coblock Polymers and Methods for Making Same

*Patent applications jointly owned with Aegis Biosciences, LLC.

Patents may or may not be granted on these applications. As noted above, two of these applications are jointly owned with Aegis Biosciences, LLC. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements with our current and prospective strategic partners and employees.

Government Regulation

We do not believe the sale, installation or use of our nano-structured products will be subject to any government regulation, other than perhaps adherence to building codes, military specifications, and water safety regulations governing products used in HVAC, military clothing, immersion coatings, and water desalination. We do not believe that the cost of complying with such codes and regulations, to the extent applicable to our products, will be material.

We do not know the extent to which any existing or new regulations may affect our ability to distribute, install and service any of our products. Once our products reach the commercialization stage and we begin distributing them to our target markets, federal, state or local governmental entities may seek to impose regulations.

We are also subject to various international, federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, and environmental regulations regarding handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere.  Our business may expose us to the risk of harmful substances escaping into the environment, resulting in potential personal injury or loss of life, damage to or destruction of property, and natural resource damage.  Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all.  To date, we are not aware of any claims or liabilities under these existing laws and regulations that would materially affect our results of operations or financial condition.

Employees

As of March 5, 2009, we employed 14 full-time employees and one part time employee in our Odessa, Florida facility. Of the 14 employees, 3 are technicians, 2 product managers, 1 polymer chemist, 2 engineers, 1 development vice president, 1 administrative assistant, 1 administrator, 2 sales managers, 1 accountant and 1 president and chief executive officer.  None of the employees are subject to a collective bargaining agreement.  We consider our relations with our employees to be good.

Principal Offices

Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below.    Our business, financial condition, results of operations or cash flows could be materially adversely affected by any of these risks.  The valuation for the Company could also decline due to any of these risks, and you may lose all or part of your investment.  This document also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us described below and elsewhere in this Annual Report. In assessing these risks, you should also refer to the other information contained in this Annual Report, including our financial statements and related notes.

Risks Related to Our Business

$2,950,000 of our 9% convertible secured promissory notes have matured, which may cause us to go out of business if Judgments are obtained.

At December 31, 2008, as a result of the Financing transaction, the Company had 23 note holders holding $2,950,000 in principal amount 9% convertible secured promissory notes together with the interest thereon outstanding.  As of the date hereof those holding notes constituting $675,000 of the aforementioned aggregate principal amount agreed to convert and $325,000 agreed to extend and all such remaining notes have matured and remain outstanding. Management has requested each note holder either extend the term of its note by nine (9) months or convert the full amount of all principal and interest due thereunder into shares of Company’s common stock pursuant to the terms of the note. Those note holders opting to convert under the foregoing request will receive a five (5) year warrant subject to which holder may purchase shares of Company’s common stock equal in number to one third the number of shares received by the note holder due to conversion of the principal amount of the note at an exercise price of twenty-five cents ($.25) per share. To date five of the 23 note holders have agreed to extend the maturity date of their notes and two note holders have agreed to convert their notes. If we are unable to reach an agreement with all the note holders and the note holders elect to obtain a judgment against the company, we may be forced out of business. The Company will find it difficult to continue its business, including financing its operations, where a default continues.

We have a history of losses since our inception, we expect to sustain future losses and we may never achieve or sustain profitability.

We have incurred substantial losses since we were founded in 1993 and we anticipate we will continue to incur substantial losses in the future.  As of December 31, 2008, we had an accumulated deficit of approximately $28.8 million.  We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative free cash flow until we can produce sufficient revenues to cover our cost, which is not expected for several years.  We have only one product fully developed and marketed, ConsERV™, and anticipate all other products will take at least 18 to 36 months to develop.  Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units in 2009, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market.  Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may lose all our patents and the majority of our patent applications if we are unable to repay or convert the principal and interest on the outstanding 9% secured convertible notes issued in the Financing transaction or obtain an agreement for extension of the maturity dates.

Demands for repayment have been received from four note holders and negotiations with the note holders continue. The Company does not have adequate funds to repay the notes and does not expect to attain adequate funds for repayment from operations.  The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications. Our success depends, to a significant extent, on the technology that is incorporated in our product and the underlying patents and patent applications securing the notes. The Company intends to continue to finance its operations, including the repayment of the notes, primarily through private sales of debt and equity securities.  The Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all.  There is no guarantee that all note holders will accept the above offer. Further, some note holders may request additional concessions from the Company in return for extending or converting their note. Any such additional consideration would likely be offered to all note holders. Any re-negotiated terms we may be able to secure may not be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations.  In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock, or (iii) we are not able to negotiate extensions to the maturity dates of the notes, note holders will have the option to foreclose on all of our patents and those patent applications securing the notes, which would likely result in the failure of our business.

If we fail to raise additional capital we will be unable to continue our business.

Our commercialization and development efforts to date have consumed and will continue to require substantial amounts of capital in connection with our nano-technology material based products (including but not limited to ConsERV™, water desalination, immersion coatings, and performance fabrics). Our channel penetration and product development programs require substantial capital outlays in order to reach full product commercialization. As we enter into more advanced product development we will need significant funding to complete product development and to pursue product commercialization.

Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender security interest in our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to repay our 9% notes and to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations, consolidated financial condition, results of operations and cash flows.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.

Our accumulated deficit was $28.8 million as of December 31, 2008. The reports from Pender Newkirk & Company, LLC, our independent registered public accounting firm, relating to our December 31, 2008 financial statements contains Pender’s opinion that our net losses from operations, negative working capital, accumulated deficit and stockholder’s deficit raised substantial doubt about our ability to continue as a going concern. There has been no change in the Company’s position relative to the foregoing statements. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring additional products to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, and executing to enter into strategic relationships.

The Company financed its operations since inception primarily through private sales of its common and preferred stock, issuance of convertible promissory notes, cash received in connection with exercise of warrants, license agreements and the sale of certain fuel cell assets in 2002. As of December 31, 2008, the Company had $395,150 of current assets.

Even if the Company is successful in raising additional equity capital to fund its operations, the Company will still be required to raise an additional substantial amount of capital in the future to fund its development initiatives and to achieve profitability. The Company’s ability to fund its future operating requirements will depend on many factors, including the following:

•	ability to obtain funding from third parties;

•	progress on research and development programs;

•	time and costs required to gain third party approvals;

•	costs of manufacturing, marketing and distributing its products;

•	costs of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;

•	status of competing products; and

•	market acceptance and third-party reimbursement of its products, if successfully developed.

Our future indebtedness could adversely affect our financial health.

We have and may continue to incur a significant amount of indebtedness to finance our operations and growth. Any such indebtedness could result in negative consequences to us, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•
requiring a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business;
•	placing us at a competitive disadvantage to competitors who have less indebtedness; and
•
as the majority of our assets are pledged to current debt holders, the failure to meet the terms and conditions of the debt instruments, or a failure to timely rearrange the current terms and conditions of the notes, if so required, will result in the Company having no access to certain portions of its own technology.

The recent economic downturn has affected, and is likely to continue to adversely affect, our operations and financial condition potentially impacting our ability to continue as a going concern.

The recent economic downturn has resulted in a reduction in new construction and less than favorable credit markets, both of which may adversely affect the Company. Certain vendors from which we currently secure parts for our ConsERV product have either reduced or eliminated payment terms. Hence, more capital is required to secure parts necessary to produce our products. In addition, our products are often incorporated in new construction which experienced a decided down turn in project starts. Although the portion of new construction most affected is home sales, which represents a minority of our sales, commercial construction has also experienced a reduction in starts with some projects being delayed and possibly eliminated. If the commercial construction market stagnates or decreases in volume or project size, our operations and financial condition could continue to be negatively impacted. Expenditures under the recently enacted United States economic stimulus plan appear to have targeted energy products. ConsERV™ may qualify under said program and the Company may potentially benefit from such program. However, when and if we will experience any increase in sales or investment due to this program is uncertain. In the interim, we will need additional capital to address these external conditions. An internal program to reduce personnel costs including the reduction of some salaries and limited furloughs has been undertaken. Such a program may impact our ability to retain personnel and produce our products; however, we do not expect the impact of our internal program to be significant or long in duration. As noted above, we intend to continue to finance operations, including the repayment of the outstanding convertible notes, primarily through private sales of debt and equity securities.  In light of the recent economic downturn the Company may not be able to secure additional financing on acceptable terms, if at all.  Unfavorable terms for a financing transaction would adversely impact our business, financial condition and/or results of operations.  In the event we are unable to secure additional financing our business may fail.

If we fail to successfully address the challenges, risks and uncertainties associated with operating as a public company, our business, results of operations and financial condition would be materially harmed.

We have and will continue to incur a significant increase in costs as a result of operating as a public company, and our management has and will be required to devote substantial time to new compliance initiatives. Until November of 2008 we had never operated as a public company. In preparation for and since reporting as a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a non-reporting company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the Securities and Exchange Commission (the “SEC”) and various stock exchanges, has imposed many new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these new compliance procedures.

We have and will continue to incur significant increased costs as a result of operation as a public company, and our management has and will continue to  be required to devote substantial time to new compliance initiatives.

As a public company, we are now subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules promulgated by the SEC and the NASDAQ Global Market in response to the Sarbanes-Oxley Act.  The requirements of these rules and regulations have and will continue to significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may strain our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  In particular, commencing in 2009, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors.  Additionally, we have found these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.  We have, and may be required once again, to accept reduced policy limits and/or coverage or incur substantially higher costs to obtain the same or similar coverage.  NASDAQ rules also require that a majority of our Board of Directors and all of the members of certain committees of the Board of Directors consist of independent directors.  We cannot assure you that we will be able to expand our Board of Directors to include a majority of independent directors in a timely fashion to comply with the requirements of these rules.

Our ConsERV™ product is in small volume production, we have no long term experience manufacturing our products on a commercial basis and may not be able to achieve cost effective large volume production.

Our ConsERV™ product is built in small volumes. Our ability to achieve commercial production of that product is subject to significant uncertainties, including: completion of necessary product automation, developing experience in manufacturing and assembly on a large commercial scale; assuring the availability of raw materials and key component parts from third party suppliers; and developing effective means of marketing and selling our product.

We are in the process of assembling our ConsERV™ product at our facility in Odessa, Florida. Initial production costs of this product line are high with no or a lower than desired profit margin.  As a result, we believe we will need to reduce unit production costs, including the nano-structured materials themselves made to our specifications by third parties, over time in order to offer our products at a profitable basis on a commercial scale. Our ability to achieve cost reductions in all areas of nano-structured materials and value added products depends on entering into suitable manufacturing relationships with component suppliers, as well as increasing sales volumes so that we can achieve economies of scale.  A failure to achieve a lower cost structure through economies of scale and improvements in engineering and manufacturing in a timely manner would have a material adverse effect on our business and financial results.  There can be no assurance that we will obtain higher production levels or that the anticipated sales prices of our products will ever allow an adequate profit margin.

We may not be able to meet our product development and commercialization milestones.

We have established internal product and commercialization milestones and dates for achieving development goals related to technology and design improvements of our products.  To achieve these milestones we must complete substantial additional research, development and testing of our products and technologies.  Except for our ConSERV product, we anticipate that it will take at least 18 to 48 months to develop and ready for scaled production our other products.  Product development and testing are subject to unanticipated and significant delays, expenses and technical or other problems.  We cannot guarantee that we will successfully achieve our milestones. Our business strategy depends on acceptance by key market participants and end-users of our products.

Our plans and ability to achieve profitability depend on acceptance by key market participants, such as vendors and marketing partners, and potential end-users of our products.  We continue to educate designers and manufacturers of HVAC equipment with respect to our ConsERV™ product.  More generally, the commercialization of our products may also be adversely affected by many factors that are out of our control, including:

•	willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability and functionality of our products;
•	emergence of newer, possibly more effective technologies;
•	future cost and availability of the raw materials and components needed to manufacture and use our products;
•	cost competitiveness of our products; and
•	adoption of new regulatory or industry standards which may adversely affect the use or cost of our products.

Accordingly, we cannot predict with any certainty that there will be acceptance of our products on a scale sufficient to support development of mass markets for those products.

We are dependent on third party suppliers and vendors for the supply of key components for our products.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase unit costs of production.  Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary.  If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production.

Our applications require extensive commercial testing and will take long periods of time to commercialize.

Our nano-structured materials and associated applications need to undergo extensive testing before becoming commercial products. Consequently, the commercialization of our products could be delayed significantly or rendered impractical.  Moreover, much of the commercial process testing will be dependent on the efforts of others.  Any failure in a manufacturing step or an assembly process may render a given application or our nano-structured material(s) unsuitable or impractical for commercialization.  Testing and required development of the manufacturing process will take time and effort.

We have not devoted any significant resources towards the marketing and sale of our products, we expect to face intense competition in the markets in which we do business, and expect to rely, to a significant extent, on the marketing and sales efforts of third parties that we do not control.

To date, we primarily focused on the sale of the ConsERV™ and, since we have only sold limited quantities of our products, we have limited experience in the marketing and sale of products on a commercial basis.  We expect that the marketing and sale of the ConsERV product will continue to be conducted by a combination of independent manufactures representatives, third-party strategic partners, distributors, or OEMs.  Consequently, commercial success of our products will be dependent largely on the efforts of others.  We intend to enter into additional strategic marketing and distribution agreements or other collaborative relationships to market and sell our nano-structured materials and value added product.  However, we may not be able to identify or establish appropriate relationships in the future.  Even if we enter into these types of relationships, we cannot assure you that the distributors or OEMs with which we form relationships will focus adequate resources on selling our products or will be successful in selling them.  In addition, our chosen third-party distributors or OEMs may require us to provide volume price discounts and other allowances, customize our products or provide other concessions which could reduce the potential profitability of these relationships.  To the extent any strategic relationships that we establish are exclusive, we may not be able to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products.  Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and, to the extent we enter into such relationships, the failure of our distributors and other third parties in assisting us with the marketing and distribution of our products may adversely affect our financial condition and results of operations.

We will face intense competition in the markets for our nano-structured materials and valued added products made from these materials. We will compete directly with currently available products, some of which may be less expensive. The companies that make these other products may have established sales relationships and more “name-brand” recognition in the market than we do.  In addition, some of those companies may have significantly greater financial, marketing, manufacturing and other resources.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We intend to market, distribute and service our products on an international basis and expect to derive a significant portion of our revenue in coming years from international sales.  If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired.  We have limited experience developing, and no experience manufacturing, our products to comply with the commercial, regulatory and legal requirements of international markets.  Our success in those markets will depend on our ability to secure relationships with foreign resellers and our ability to manufacture products that meet foreign regulatory and commercial requirements.  In addition, our planned international operations could be harmed by a variety of factors, including but not limited to:

•	difficulties in collecting international accounts receivable;
•	increased costs associated with maintaining international marketing efforts;
•	compliance with potential United States Department of Commerce export controls;
•	increases in duty rates or other adverse changes in tax laws;
•	trade protection measures and import or export licensing requirements;
•	fluctuations in currency exchange rates;
•	political and economic instability in foreign countries; and
•
difficulties in securing and enforcing intellectual property rights, foreign (where filed and obtained) or domestic, and time and complexities of vetting and establishing relations with foreign resellers or licensees including but not limited to designing, validating and marketing a product geared specifically to a particular market segment.

We depend on our intellectual property and failure to protect it could enable competitors to market products with similar features that may reduce demand for our products.

We currently have seven United States patents, four patent applications and co-own two PCT applications, some of which apply to the composition and structure of a family of ion conducting polymers and membranes.  These patents and patent applications often make reference to applications for, and in some instances, are application patents relating to materials we are developing.  The PCT applications may be submitted as patent applications in foreign countries.  Our patent applications may or may not mature into issued patents.

Our success depends, to a significant extent, on the technology that is incorporated in our product. Although some of the inventions which we have obtained or applied for patent protection are no longer suitable for use with our planned products, we believe that some of the other inventions covered by the patents and patent applications are important to the success of our products. If we are unable to protect our intellectual property, competitors could use our intellectual property to market products similar to our products, which could reduce demand for our products. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States.  Others may circumvent trade secrets, trademarks and copyrights that we own or may own.  Any such infringements, or any alleged infringements, could have a material adverse effect on our business, results of operations, and financial condition.

Any of the United States patents or foreign patents owned by us or subsequently issued to us may be invalidated, circumvented, challenged or rendered unenforceable. We may not be issued any patents as a result of our pending and future patent applications and any patents we are issued may not have the claim coverage sought by us or necessary to prevent others from introducing similar products.  Any litigation surrounding our patent rights could force us to divert significant financial and other important resources away from our business operations.

Some of our intellectual property is not covered by any patent or patent application.  We seek to protect this proprietary intellectual property, which includes intellectual property that may not be patented or patentable, in part by confidentiality agreements with our distributors and employees. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.  In addition, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach or that the parties to such agreements will not assert rights to intellectual property arising out of these relationships.

The members of our scientific advisory board are employed by entities other than us, some of which may compete with us.  While we intend to enter into non-competition agreements with our scientific advisors, if any of them were to consult with or become employed by any of our competitors, our business could be negatively affected.

We have entered into agreements with various third parties that may affect our intellectual property rights.

We have entered into agreements with various third parties in connection with the development of various applications for our technology.  Those agreements generally provide for the third party to own any resulting intellectual property rights and often provide for the grant of a license to us relating to those rights.  We cannot assure you that the terms of those licenses will not limit our ability to apply such rights to specific applications in competition with the relevant third party, which may adversely affect our business.

Our products employ technology that may unknowingly infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages and suffer other harm.

We cannot assure you that our technologies and products do not or will not infringe on the proprietary rights of third parties or that third parties will not assert infringement claims against us in the future.  We are aware of some patents in the nano-materials field held by potential competitors and other third parties. We cannot assure you that a third party will not claim infringement by us with respect to these patents, other patents or proprietary rights, or that we would prevail in any such proceeding.  Any such infringement claim, whether meritorious or not, could:

•	be time-consuming;
•	result in costly litigation or arbitration and the diversion of technical and management personnel, as well as the diversion of financial resources from business operations;
•	require us to develop non-infringing technology or seek to enter into royalty or licensing agreements; or
•	require us to cease use of any infringing technology.

We may not be successful in developing non-infringing technologies.  Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results.  A successful claim of infringement arising from the existence of a ‘submarine patent’ or another existing patent against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business.  In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could disrupt or terminate their ability to use, market or sell our products.

We may not be able to control our warranty exposure, which could increase our expenses.

We currently offer and expect to continue to offer a warranty with respect to our ConsERV™ product and we expect to offer a warranty with each of our future products.  If the cost of warranty claims exceed any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business.  Potential customers will rely on our products for critical needs, such as backup power.  A malfunction of our products could result in warranty claims or other product liability.  In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products.  This could result in a decline in demand for our products, which would reduce revenue and harm our business.

Our key employees are critical to our success and the loss of any key employees could impair our ability to execute our strategy and grow our business.

Our future success depends, to a significant extent, on the continued service of our executive officers and other key technical, sales and senior management personnel and their ability to execute our growth strategy, all of whom have non-compete agreements with the Company which may not withstand court review if litigation were to occur.  The loss of the services of any of our senior level management or other key employees could harm our business.  Our future performance will depend, in part, on our ability to recruit and retain additional experienced management personnel and for our executive officers to work together effectively.  Our executive officers may not be successful in carrying out their duties or running our Company.  Any dissent among executive officers could impair our ability to make strategic decisions.

Effective as of March 1, 2009, the Company reduced the salaries of its employees by approximately thirty percent (30%).  These salary reductions may have an adverse effect on our ability to retain key employees.

If we fail to attract, retain and motivate qualified employees, we may be unable to execute our business strategy.

Our future success will depend in part on our ability to attract and retain highly qualified individuals, including researchers, engineers, sales and marketing personnel and management. Competition for these individuals may become intense, and it may become increasingly difficult to attract, assimilate and retain these highly qualified persons. Competitors and others may attempt to recruit our employees. Should we experience attrition or need to augment our staff, the cost of securing personnel may be significantly higher than currently experienced and thus negatively impact our financial position.

Our failure to manage our growth could harm our business.

We may grow in the number of our employees, the size of our physical facilities and the scope of our operations.  In addition, we intend to focus greater resource on ConsERV™ margins, sales/marketing activities and channel expansion, and marketplace education. Any expansion would likely place a significant strain on our senior management team and other internal and external resources. Furthermore, we may be required to hire additional senior management personnel.  Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems.  Our personnel, systems and controls may be unable to support any growth we may experience and as a result, our financial results would suffer.

Any acquisitions we make could disrupt our business and harm our financial condition.

As part of our growth strategy we may review opportunities to acquire other businesses or technologies that would complement our products, expand the breadth of our target markets or enhance our technical capabilities.  Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including but not limited to:

•	problems integrating the acquired operations, technologies or products with our existing businesses and products;
•	constraints arising from increased expenses and working capital requirements;
•	constraints on our ability to incur debt;
•	dilution of our stock if we issue additional securities;
•	disruption of our ongoing business, diversion of capital and distraction of our management;
•	difficulties in retaining business relationships with suppliers and customers of acquired companies;
•	difficulties in coordinating and integrating overall business strategies, sales, marketing, research and development efforts;
•	potential liabilities in businesses and facilities acquired;
•	difficulties in maintaining corporate cultures, controls, procedures and policies;
•	difficulties evaluating risks associated with entering markets in which we lack prior experience; and
•	potential loss of key employees.

Our revenue and operating results may fluctuate significantly as a result of factors outside of our control, which could cause the value of our Company to decline.

Unless and until we establish a predictable sales record for our products, we expect our revenue and operating results to vary significantly from quarter to quarter.  As a result, quarterly comparisons of our financial results are not necessarily meaningful and you should not rely on them as an indication, in any manner, of our future performance.  In addition, due to our stage of development, we cannot predict our future revenue or results of operations accurately.  As a consequence, our operating results may fall below the expectations of investors, which could cause the valuation of our company to decline.

We expect to make significant investments in all areas of our business, particularly in research and product development and in expanding in-house or outsourced manufacturing capability.  Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth.  In addition, because we are in the early stages of commercializing the ConsERV™ application and anticipate that it will take at least an additional 18 to 36 months to develop our other products for commercial sale, we expect our order flow to be uneven from period to period.

Risks Related to Our Industry

If our products fail to meet certain technical standards, we could be subject to claims, fines or other penalties and we may be curtailed from conducting our business operations.

Our nano-structured membrane products are designed for specific applications with specific technical objectives and standards.  If these membranes, or the hardware device(s) used to make the membranes work, fail to meet those technical objectives and/or standards, we could be liable for potential personal injury, loss of life and damages (including consequential damages).  Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred by reason of said claims, including, but not limited to, environmental damage claims, and in certain instances, we may not be reimbursed at all.  Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection.  These laws and regulations have changed frequently in the past and may continue to do so in the future.  Our operations may not comply with such changes and we may be required to make significant unanticipated capital and operating expenditures to comply with such changes.  If we fail to comply with such applicable environmental laws and regulations, governmental authorities may seek to impose fines or other penalties on us or to revoke or deny the issuance or renewal of certain permits issued to us.  Accordingly, we might be subject to damage claims or penalties, and we may be curtailed from conducting our business operations.

We could be liable for environmental damages resulting from our research, development and manufacturing operations.

Our business may expose us to the potential risk of harmful substances escaping into the environment, resulting in potential personal injury or loss of life, damage to or destruction of property, and natural resource damage.  Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in certain instances, we may not be reimbursed at all.  Our business may be or become subject to numerous federal, state and local laws, regulations and policies that govern environmental protection.  These laws and regulations have changed frequently in the past and may continue to do so in the future.  Our operations may not comply with such changes and we may be required to make significant unanticipated capital and operating expenditures to comply with such changes.  If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines or other penalties on us or to revoke or deny the issuance or renewal of certain permits issued to us. Accordingly, we might be subject to damage claims or penalties, and we may be curtailed from conducting our business operations.

Future government regulation may impair our ability to market and sell our products.

Our current and planned products are potentially subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air as well as laws relating to occupational health and safety.  As these products are introduced commercially, it is possible that governmental authorities will adopt new regulations that will limit or curtail our ability to market and sell such products.  We may also incur substantial costs or liabilities in complying with such new governmental regulations.  Our potential customers and distributors, some of which operate in highly regulated industries, may also be required to comply with new laws and regulations applicable to products such as ours, which could adversely affect their interest in our products.

Alternatives to our technology could render our systems obsolete prior to commercialization.

Our nano-structured materials and their identified uses are one of a number of products being developed today as potential answers to perceived market needs such as additional water sources, energy and emissions savings with regard to HVAC operation, alternative energy storage and “clean” power sources. Improvements are also being made to the existing products. Technological advances in all fields and improvements in key targeted application areas with existing or different new technology may render our nano-structured material approach obsolete before or during commercialization.

Risks Related to Investment in Our Securities

Future issuances or the conversion or exercise, as applicable, of our outstanding convertible securities and warrants could result in substantial dilution to the interests of our shareholders and downward pressure on the price of our common stock.

The issuance of any shares of our common stock, either pursuant to the conversion or exercise of our outstanding convertible securities and warrants or pursuant to any other agreement entered into by us in the future, may result in substantial dilution to the interests of holders of our common stock. The sale of our shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares, which could in turn cause you to lose a portion of your investment. Such depression in the value of our common stock could also reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock or to make distributions upon our liquidation.

Furthermore, shares owned by our current shareholders, who are registered in a registration statement, or which otherwise may be transferred without registration pursuant to applicable exemptions under the Securities Act of 1933, as amended (the “Securities Act”) may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers, directors and 5% or more beneficial owners into the public market, or the mere perception that these sales could occur.

Our stock price is likely to be volatile.

Our common stock has been quoted on the Pink OTC Markets, Inc.’s Pink Sheets since November 15, 2005 and the Over the Counter Bulletin Board since November 24, 2008. The market price of our common stock has been and will likely continue to be subject to fluctuations. In addition, the stock market in general and the market for technology companies in particular, have from time to time experienced significant price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may cause our common stock to materially decline, regardless of our operating performance. In the past, following periods of volatility in the stock market and the market price of a particular company’s securities, securities class action litigation has often been instituted against that company. Litigation of this type could result in substantial legal fees and other costs, potential liabilities and a diversion of management’s attention and resources.

We have not and do not intend to pay dividends on our common stock.

The payment of dividends upon our capital stock is solely within the discretion of our board of directors and dependant upon our financial condition, results of operations, capital requirements, restrictions contained in our future financing instruments and any other factors our board of directors may deem relevant. We have never declared or paid a dividend on our common stock and, because we have very limited resources, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain any future earnings for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them.

Our executive officers and directors have significant shareholdings, which may lead to conflicts with other shareholders over corporate governance matters.

As of January 31, 2009, our directors and officers, as a group, beneficially own approximately 44% of our outstanding common stock, including shares of common stock issuable upon exercise of warrants and options.  Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations.

As a company quoted on the OTC Bulletin Board, we are not subject to any minimum listing criteria or other eligibility requirements.

Companies that are listed on a national securities exchange, such as the NASDAQ Stock Market, American Stock Exchange or New York Stock Exchange, must meet certain qualitative and quantitative listing criteria, such as they must meet requirements with respect to operating results, net asset thresholds, corporate governance, trading price and minimums for their public float.  Companies that are quoted on the OTC Bulletin Board, while not subject to listing requirements per se, must be registered with the SEC under Section 13 or 15(d) of the Exchange Act, and must remain current in their reporting requirements in order to remain eligible for quotation. As we are quoted on the OTC Bulletin Board, we do not need to meet minimum listing criteria and the information available regarding us, our financial condition, business or operations, may be more limited than those companies listed on a national securities exchange. Therefore you may find it more difficult to obtain accurate quotations as to the price of our securities or dispose of securities which you own.

Our securities are characterized as “microcap stock”, and are subject to a number of unique risks.

The term “microcap stock” applies to companies with low or “micro” capitalizations, meaning the total value of the company’s stock.  Our securities are characterized as “microcap stock”, and are subject to a number of unique risks. Many microcap companies tend to be new and have no proven track record. Some of these companies have limited or no assets or operations. Others have products and services that are still in development or have yet to be tested in the market. Another risk that pertains to microcap stocks involves the low volumes of trades. Because microcap stocks trade in low volumes, any size of trade can have a large percentage impact on the price of the stock. While all investments involve risk, microcap stocks can be among the most risky.

Unless an active trading market develops for our securities, shareholders may have difficulty or be unable to sell their shares of common stock.

Our common stock is currently quoted on the OTC:BB under they symbol “DLYT.” However, currently there is not an active trading market for our common stock, meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. There are a number of factors that contribute to this situation, including, without limitation, the fact that we are a small development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, development-stage company such as ours or purchase or recommend the purchase of shares of our common stock until such time we become more seasoned and viable.

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

Since our common stock is thinly traded, it is more susceptible to extreme rises or declines in price and shareholders may not be able to sell their shares at or above the price paid.

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;
•	the number of securities analysts, market-makers and brokers following our common stock;
•	new products or services introduced or announced by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	conditions or trends in our business industries;
•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales of our common stock;
•	general stock market price and volume fluctuations of publicly-quoted, and particularly microcap, companies; and
•	material legal action.

Shareholders, including but not limited to those who hold shares as a result of the exercise or conversion of our outstanding convertible securities and warrants, may have difficulty reselling shares of our common stock, either at or above the price paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, and as noted below, our shares are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
•	provide the prospective investor with current bid and ask quotations for the penny stock;
•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;
•	provide investors monthly account statements showing the market value of each penny stock held in their account; and
•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Our listing has moved to the OTC Bulletin Board as of November 24, 2008, subjecting us to additional regulatory requirements which may negatively affect our common stock’s trading price.

 On November 24, 2008, the Company moved its listing to the OTC Bulletin Board where the trading price of our common stock has been and is expected to remain below $5.00 per share. As a result of this exchange relocation, trading in our common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease a 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556.  We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Timothy N. Tangredi, has a controlling financial interest.

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days’ written notice from either party. The current monthly rent is $3,800 per month. We also pay all taxes and utilities as well as most repairs relating to our office.  Most of the Company functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development, and product assembly and shipping. Key polymer synthesis and casting is out-sourced and not done at this facility.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded from November 15, 2005 to November 23, 2008 on the PinkSheets and from November 24, 2008 to present on the Over the Counter Bulleting Board under the trading symbol “DLYT.”  The following table sets forth the range of reported high and low bid prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an “established trading market.”

	High	Low
For the year ending December 31, 2008:
First Quarter	.51	.15
Second Quarter	.51	.24
Third Quarter	.45	.16
Fourth Quarter	.20	.07

For the year ending December 31, 2007:
First Quarter	1.45	.20
Second Quarter	.60	.12
Third Quarter	.51	.21
Fourth Quarter	.88	.15

The above prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 100 Second Avenue South, Suite 104N St. Petersburg, Florida 33701, telephone (727) 289-0010.

Holders

As of March 24, 2009 there were approximately 146 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future to the holders of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) under which our securities are authorized for issuance as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	8,606,557	.263	3,767,325
Equity compensation plans not approved by security holders:	0	0	0

In June 2000, our board of directors adopted, and our shareholders approved, the 2000 Plan, which provides for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plan, including, but not limited to, officers, directors and employees of the Company.  Certain awards under the 2000 Plan may be subject to performance conditions.

Number of Shares of Common Stock Available Under the 2000 Plan.  As of December 31, 2007, our board of directors approved and made available 6,093,882 shares of common stock to be issued pursuant to the 2000 Plan. Subsequently, our board of directors approved and made available an additional 5,000,000 shares of our common stock for issuance under the 2000 Plan. The 2000 Plan permits grants of options to purchase common shares authorized and approved by the Company’s Board of Directors and shareholders for issuance prior to the enactment of the 2000 Plan.

Administration of the 2000 Plan.  The 2000 Plan is administered by a committee of two or more directors designated by the board of directors to administer the 2000 Plan (the “Committee”) or, in the absence of such Committee, by the board of directors.  Currently, the 2000 Plan is administered by our board of directors.  The board of directors has the authority to select the participants to whom awards under the 2000 Plan will be granted, grant awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards granted under the 2000 Plan and to prescribe the rules and regulations for the administration of the 2000 Plan.  No option or stock appreciation rights granted under the 2000 Plan shall be exercisable, however, more than ten years after the date of the grant.

Exercise Price.  The 2000 Plan requires the Committee to grant qualified options with an exercise price per share not less than the fair market price of a share of common stock on the date of grant of the option.

Transferability.  Awards granted under the 2000 Plan are generally not transferable by the optionee otherwise than by will or the laws of descent and distribution and generally exercisable during the lifetime of the optionee only by the optionee.

Change in Control.  All awards granted under the 2000 Plan which were not previously exercisable and vested shall become fully exercisable and vested upon a change of control of the Company, which includes the consummation of a merger or consolidation of the Company with or into any other entity, sale of all or substantially all of our assets, replacement of a majority of our board of directors, acquisition by any person of securities representing 20% or more of the voting power of our then outstanding securities (other than securities issued by us) or any other event which the board of directors determines would materially alter our structure or ownership.

Options Granted to Non-Employee Directors.  Non-employee directors of the Company are usually granted options each year, which generally become exercisable upon the date of grant, and generally expire on the earlier of ten years from the date of grant or up to three years after the date that the optionee ceases to serve as a director.

Stand-Alone Grants

Our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our 2000 Plan. The terms of these grants may be individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES- USE OF PROCEEDS

During the past three years, we issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act:

In August 2008 we issued a five year warrant to purchase 250,000 shares of common stock to Mr. Ehrenberg in recognition for Mr. Ehrenberg’s achievement of certain company goals.  The fair value of the warrant issued is approximately $49,000. The warrant vested upon issuance and has an exercise price of $.30 per share.

In April 2008 we issued a five year warrant to purchase 3 million shares of common stock to Mr. Tangredi in recognition for Mr. Tangredi’s achievement certain company goals.  The fair value of the warrant issued is approximately $687,000. The warranted vested upon issuance and has an exercise price of $.36 per share.

In January 2008 we closed on an aggregate of $2,950,000 in gross proceeds from the private sale to 23 accredited investors of 9% secured convertible notes and warrants to purchase 14,750,000 shares of our common stock.  The convertible notes provided that such notes may be converted into one share of common stock for every $.20 in principal and interest on the convertible notes.  The warrants have a five-year term, cashless exercise provisions and anti-dilution protection. The anti-dilution protection includes standard protection for stock dividends or splits, reclassification or capital reorganization as well as protection with regards to additional issuances of common stock or common stock equivalents.  The exercise price is $0.25 per share of common stock.  Pursuant to the terms of this financing we granted the investors a security interest in certain of our assets.  We entered into an agreement with placement agent, Legend Merchant Group, Inc. on October 5, 2007 pursuant to which, Legend Merchant Group, Inc. received a cash commission equal to 8% of the gross proceeds raised by Legend Merchant (and its subagent), which totaled $2,800,000, plus a warrant equal to 10% of the number of shares of common stock underlying the warrants issued to convertible note holders, or 1,400,000. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.  The Company made this determination based on the representations of the investors, which included, in pertinent part, that such investors were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (b) had a pre-existing or personal relationship with the Company. Each investor further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.  A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

In February 2008 we issued 140,000 shares of common stock and warrants to purchase an additional 140,000 shares to Richardson & Patel LLP, our legal counsel, in connection with performance of legal services pursuant to exemption from registration under Section 4(2) of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $59,000.  On August 7, 2008, we issued an additional 252,308 shares of common stock and warrants to purchase an additional 252,308 shares to Richardson & Patel LLP in connection with performance of legal services pursuant to exemption from registration under Section 4(2) of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $136,000.

From October 2005 to February 2007 we sold an aggregate of $1,265,547 of secured convertible promissory notes to 16 accredited investors (the “Additional Financing”).  Pursuant to a subsequent conversion agreement between the Company and the various note holders, the notes were converted into an aggregate of 3,258,323 shares of common stock and warrants to purchase 428,677 shares of common. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.  The Company made this determination based on the representations of the investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (c) had a pre-existing or personal relationship with the Company. Pursuant to an agreement with the Company, note holders opting to convert their notes received one share for every $.275 in principal and one share for every $.25 in interest.  The warrants issued in the Additional Financing have a five-year term and anti-dilution protection for stock dividends or splits, mergers, consolidation, reclassification, capital reorganization or a sale of substantially all of the Company’s assets. The exercise price is $0.55 per share of common stock, do not provide for cashless exercise and are exercisable as follows:  (a) one third of the total number of warrant shares on or after the six month anniversary of the issuance date, (b) an additional one third of the total number of warrant shares on or after the one year anniversary of the issuance date, and (c) in full commencing on or after the 18 month anniversary of the issuance date.  If the per share market value of the Company’s common stock is $1.50 per share or greater for ten consecutive trading days (subject to adjustment to reflect stock splits, stock dividends, recapitalizations and the like), the Company may require the holder to exercise the warrant and purchase all warrant shares within ten business days of the Company issuing notice to the holder or the warrant will automatically terminate. The warrants do not contain any redemption features.  Investors in the Additional Financing have no registration rights.

From December 2006 to March 2007 we sold 818,181 shares of common stock and warrants to purchase 112,499 shares of common stock to six trust and family members of the Daily family pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act for aggregate gross proceeds of $450,000. The warrants have a five-year term and anti-dilution protection for stock dividends or splits, mergers, consolidation, reclassification, capital reorganization or a sale of substantially all of the Company’s assets. The exercise price is $0.55 per share of common stock and vested upon the issuance of the warrant.

In December 2006 we issued a warrant to purchase 84,555 shares of common stock to Matrix, USA in connection with providing strategic financial advice to the Company pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $52,028.61. The warrants have a five-year term and anti-dilution protection for stock dividends or splits, mergers, consolidation, reclassification, capital reorganization or a sale of substantially all of the Company’s assets. The exercise price is $0.55 per share of common stock and vested upon the issuance of the warrant.

In February 2007 we issued 180,000 shares of common stock to Consulting for Strategic Growth, Inc. for consulting services pursuant to exemption from registration under Section 4(2) of the Securities Act. The fair value of the equity instruments issued for these services is approximately $170,000.

In February 2007 we issued 50,000 shares of common stock to Spartan Securities, St. Petersburg, FL in connection with Spartan’s senior management team providing strategic financial advice to the Company pursuant to exemption from registration under Section 4(2) of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $47,000.

In February 2007 we issued 100,000 shares of common stock to Michael Williams. P.A, in connection with legal services pursuant to exemption from registration under Section 4(2) of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $55,000.

In January 2008, we issued 439,293 shares of common stock and warrants to purchase 50,000 additional to the Robb Charitable Trust pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act.  The 439,293 shares of common stock were issued in connection with an amendment to a prior note pursuant to which one half of the principal and interest was payable in cash and one half of the principal and interest was payable in common stock.  The aggregate value of principal and interest relating to the conversion was $108,540. The warrant was issued pursuant to the terms of the original note. The warrants have a five-year term and anti-dilution protection for stock dividends or splits, mergers, consolidation, reclassification, capital reorganization or a sale of substantially all of the Company’s assets. The exercise price is $0.55 per share of common stock and they do not provide for cashless exercise. These warrants are exercisable as follows:  (a) one third of the total number of warrant shares on or after the six month anniversary of the issuance date, (b) an additional one third of the total number of warrant shares on or after the one year anniversary of the issuance date, and (c) in full commencing on or after the 18 month anniversary of the issuance date.  If the per share market value of the Company’s common stock is $1.50 per share or greater for ten consecutive trading days (subject to adjustment to reflect stock splits, stock dividends, recapitalizations and the like), the Company may require the holder to exercise the warrant and purchase all warrant shares within ten business days of the Company issuing notice to the holder or the warrant will automatically terminate.  The warrants do not contain any redemption features.

In June 2008 we agreed to issue, and have since issued, 100,000 shares of common stock to Gemini Strategies, LLC in connection with consulting services related to establishing an environmental based carbon credit program pursuant to exemption from registration under Section 4(2) of the Securities Act.  The fair value of the equity instruments issued for these services is approximately $51,000.

On January 8, 2009, we issued 9,000 and 103,846 shares of the Company’s common stock to Design Technica, Inc. and Ellenoff Grossman & Schole, LLP, respectively, in connection with performance of services.  The common stock was issued pursuant to exemption from registration under Section 4(2) of the Securities Act. The fair value of the services for which the equity instruments were issued is approximately $2,700 and $27,000, respectively.

On March 9, 2009, the Company entered into a subscription agreement with Michael Gostomski pursuant to which Mr. Gostomski purchased 576,923 shares of Company’s common stock and a five year warrant to purchase an additional 288,462 shares of common stock at an exercise price of $.26 per share. The aggregate gross proceeds received by Company for this sale was $150,000. On the same date, Harris Weston entered into a subscription agreement with Company and purchased 100,000 shares of Company’s common stock and a five year warrant to purchase an additional 50,000 shares of common stock at a purchase price of $.26 per share. The aggregate gross proceeds received by Company for this sale was $26,000. The warrants issued to these purchasers are identical in their terms, immediately exercisable and subject to adjustment for standard anti-dilutions events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s share, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, subject to certain conditions, upon the per share market price of the common stock (as defined in warrant) being $1.50 per share for ten consecutive trading days the Company may require the holder of the warrant exercise the warrant or it will automatically terminate. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

The proceeds are expected to be used for general working capital purposes.

From October 2008 to March 2009, Company issued a total of 96,000 shares of common stock to Sheppard Goldberg pursuant to a consulting agreement. Said agreement required the Company to issue 16,000 shares per month for each month of the agreement. The agreement is still in effect. The fair value of the common stock issued for these services is approximately $12,640.

On February 16, 2009, and March 12, 2009, Michael Gostomski and Platinum Montaur Life Sciences, respectively, elected to convert their 9% secured convertible notes and the related accrued interest in the amounts of $83,007.53 and $664,948 into 415,038 and 3,324,740 shares of common stock.  Such investors also received an additional warrant to purchase up to 124,875 and 999,000 shares of common stock, respectively, at an exercise price of $.25 per share in consideration for converting their 9% secured convertible note.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301 (c) of Regulation S-K, we are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

We have developed and patented a nano-structure polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products.

The initial product focus of the Company is ConsERV, an energy recovery ventilator.  Our primary focus is to expand our marketing and sales of our ConsERV™ product.
We also have new product applications in various developmental stages.  We believe that three of these product applications, including an advanced air conditioning system which is projected to use less energy and emits fewer emissions than current HVAC equipment, a sea-water desalination product and an electrical energy storage device, can be brought to market in the foreseeable future if we receive adequate capital funding.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in residential and commercial HVAC markets.  Sales channels for our ConsERV™ products include OEMs, distributors, retailers, and consumers.  We also occasionally license our technology to strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower  their client’s energy costs and emissions, and (iv)  from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences).  In addition, the Company and its independent sales representative sales force will work to secure orders for ConServ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships to HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary.  If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production.

Our cost of sales may fluctuate due to a number of factors, including, but not limited to:

•	A change in key suppliers or the prices that they charge for the fundamental components of our ConsERV™ products;
•	An increase in the labor resources needed to expand the production of our ConsERV™ products;
•	Commercialization of new product applications of our polymer technology;
•	Continued technological improvements in key materials or configuration(s) to reduce our ‘per unit’ cost structure; and
•	Additional outsourcing of our manufacturing and assembly processes with strategic partners to reduce our ‘per unit’ cost structure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•
Additional expenses as a result of becoming a reporting company including, but not limited to, director and officer insurance, director fees, SEC reporting and compliance, transfer agent fees, additional staffing, professional fees and similar expenses;

•
Additional infrastructure needed to support the expanded commercialization of our ConsERV™ products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended
	December 31,
	2008	2007
Revenues	$1,035,091	$870,160
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$796,217	$637,032
Percentage of revenues	76.9. %	73.2%

Selling, general and administrative expenses	$2,935,552	$1,871,030
Percentage of revenues	283.6%	215.0%

Interest Expense	$3,282,768	$596,083
Percentage of revenues	317.1%	68.5%

Net loss	$(5,979,446)	$(2,233,985)
Percentage of revenues	(577.7)%	(256.7)%

DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

REVENUES: Total revenues for the year ended December 31, 2008 and 2007 were $1,035,091 and $870,160 respectively, an increase of $164,931, or 19.0%. The increase in revenues is attributable to stronger sales of our ConsERV units during the fourth quarter of 2008 and interest income of $19,658 earned during 2008 on proceeds from the private offering that closed from December 2007 to January 2008.  During the year ended December 31, 2008 and 2007, four and three customers accounted for approximately 64% and 65% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold was $796,217 and 637,032, or 78.4% and 73.2% of revenues excluding interest income, for the years ended December 31, 2008 and 2007, respectively.  The increase in 2008 of $159,185 is due to higher ConsERV sales and an increase in material costs of approximately $114,000, offset by a decrease in direct labor costs of approximately $29,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $2,935,552 for the year ended December 31, 2008, compared to $1,871,030 for the year ended December 31, 2007, an increase of $1,064,522 or 56.9%.  This increase is due to a variety of factors, including: compensation expense of approximately $687,000 recognized during 2008 for a warrant granted to an executive as discussed in Note 6 to the Financial Statements, an increase in compensation expense of approximately $145,000 related to various option and warrant awards granted during 2008, and an increase in payroll expense of approximately $323,000 for new employees.  These increases are partially offset by a decrease in other expenses of $106,000, which results from a change in the estimated outcome of certain contingent liabilities discussed in Note 11 of the Financial Statements.

INTEREST EXPENSE: Interest expense was $3,282,768 for the year ended December 31, 2008 compared to $596,083 for the same period of 2007, an increase of $2,686,685 or 450.7%.  For the year ended December 31, 2008, interest expense was comprised of amounts related to convertible notes issued from December 2007 to January 2008, including approximately $262,000 of interest payable to the note holders, loan cost amortization of approximately $102,000, and approximately $2,849,000 for the amortization of the note discount and embedded beneficial conversion feature described in Note 5 to the Financial Statements.  During the year ended December 31, 2008, the Company also recognized approximately $65,000 of interest expense from the induced conversion of notes payable to the Robb Charitable Trust.  During the year ended December 31, 2007, interest expense was comprised of amounts related to convertible notes, including approximately $47,000 of interest payable to the note holders, loan cost amortization of approximately $24,000, and amortization of beneficial conversion features of approximately $510,000

NET LOSS: Net loss for the year ended December 31, 2008 increased by $3,745,461 to $5,979,446 from $2,233,985 for the year ended December 31, 2007. The increase in net loss is primarily due to the increases in cost of sales, stock-based compensation, payroll expenses and interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through sales of its ConsERV products, sales of its common and preferred stock, the issuance of convertible promissory notes and license agreements.

From November 2007 through January 2008, the Company consummated a private placement offering and received funding of $2,950,000 from the issuance of 9% convertible promissory notes, secured by patents, with maturity dates from December 2008 through January 2009.  Warrants to purchase 14,750,000 shares of common stock at an exercise price of $0.25 per share accompanied the notes.  These warrants vest immediately and expire December 2012 through January 2013.  At maturity, the lender has the option of receiving payment of any principal and accrued interest due under the notes in either cash or common stock of the Company.  If the lender opts for payment in the form of common stock, it will be issued at the rate of one share per $0.20 of outstanding principal and interest.

At December 31, 2008, $2,950,000 of principal due on the notes plus the related accrued interest was outstanding.  The notes matured and became due and payable in full between December 2008 and January 2009.  The Company has not repaid any of the amounts due.  Certain investors with outstanding principal balances of approximately $450,000 at December 31, 2008, have notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the notes.  We do not have adequate funds to repay the notes, and do not expect to attain adequate funds for repayment from operations. The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications.  Management is currently attempting to renegotiate the repayment terms of the notes.  From December 2008 through March 2009, five investors extended the maturity dates of the notes for nine months and two investors converted the notes.  The total outstanding principal due on the notes from these investors was $1,000,000 at December 31, 2008.

There is no guarantee that any re-negotiated terms we may be able to secure on the remaining notes of $1,950,000 plus accrued interest would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely affect our business, financial condition and results of operations. In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock pursuant to their terms, or (iii) we are not able to negotiate extensions to the maturity dates of the notes, the note holders will have the option to obtain a judgment against us and to foreclose on all of our assets, including our patents and those patent applications securing the notes, which would likely result in the failure of our business.

The Company issues stock options and warrants to certain employees and third party consultants for payment of services in lieu of cash.  During the years ended December 31, 2008 and 2007, the Company issued shares of common stock and warrants in lieu of cash of approximately $229,000 and $217,000, respectively, to third party consultants for services received.  During the year ended December 31, 2008, the Company granted an executive a fully vested warrant to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $.36 per share for services performed and granted other stock-based compensation awards to employees of approximately $497,000.  During the year ended December 31, 2007, the Company granted stock-based compensation awards to employees of approximately $359,000.

At December 31, 2008, we had cash and cash equivalents of $26,867.  Our lack of sufficient cash in 2009 has restricted our ability to acquire component parts to build our ConsERV products.  In response to our need for liquidity, we reduced the salaries of our employees by approximately 30 percent effective as of March 1, 2009.  We also temporarily released certain hourly employees for the month of March 2009.  Some of these hourly employees have since returned to work and others will rejoin our workforce in April 2009.  Management and the Board of Directors will monitor salary and staffing levels on a regular basis and determine when it is appropriate to restore them to normal levels.

To date, these salary reductions and temporary releases have not disrupted our ConsERV production schedule.  However, our productions schedule has been slowed by our ability to purchase raw materials.

Our historical revenues have not been sufficient to sustain our operations.  We have incurred net losses since inception and expect to incur substantial losses in the future.  Our profitability will require the successful commercialization of our ConsERV products and any future products we develop. No assurances can be given when this will occur.

We believe that $15 million of capital would permit us to refinance our existing capital structure and satisfy ongoing working capital requirements associated with our commercialization and development efforts.

The Company is currently pursuing the following sources of short and long-term working capital:

1.
We are raising immediate working capital by private sales of equity to existing shareholders and/or note holders. The Company plans to raise a total of $500,000 by May 31, 2009. We expect these funds, in combination with working capital generated from operations, to sustain the Company’s operations through August 2009.

2.
We are currently holding preliminary discussions with parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize, certain applications of our technology.

3.
We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be entered into in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of our products. As part of this  step we will attempt to take advantage of key programs associated with the recently enacted American Recovery and Reinvestment Act of 2009.

Our ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements.  Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives, and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.  In the event that we are unable to obtain financing or investment from the sources listed above, the Company will attempt to secure short term funds by factoring its accounts receivable. In addition, it shall consider reducing its staff extensively, eliminating all non-essential expenditures and taking other similar steps in an effort to permit it to operate while continuing to attempt to secure funds from financing, investment or licensing. If none of the aforementioned acts produce sufficient capital to continue operations, the Company may have to cease operations.

 Statements of Cash Flows

Cash and cash equivalents and cash held in escrow as of December 31, 2008 was $26,867 compared to $1,504,232 as of December 31, 2007. Cash is primarily used to fund our working capital requirements and net operating losses. At December 31, 2007, cash held in escrow represented proceeds from the private placement offering, which were released from escrow when the transaction closed in January 2008.

For the year ended December 31, 2008, the Company had a decrease in working capital of $3,467,560, resulting in a working capital deficit of $3,802,009 compared to $334,449 of working capital deficit as of December 31, 2007.  During the year ended 2008, we used approximately $1,825,000 of cash to fund our operations, approximately $100,000 to repay debt, and approximately $19,000 to purchase equipment.  These uses of cash are partially offset by approximately $466,000 of proceeds received during 2008 in connection with our private placement offering.  The remaining decrease in working capital is primarily due to an increase in current debt of $1,974,000.

Net cash used in operating activities was approximately $1,825,000 for the year ended December 31, 2008 compared to approximately $916,000 for the same period in 2007. During the year ended December 31, 2008, we used additional cash to fund operating losses of approximately $567,000 and working capital requirements of approximately 342,000 compared to the same period in 2007.

Net cash used in investing activities was approximately $19,000 for the year ended December 31, 2008 compared to approximately $9,000 for the same period in 2007. During the year ended December 31, 2008, we used additional cash to purchase equipment.

Net cash provided by financing activities was approximately $1,366,000 for the year ended December 31, 2008 compared to approximately $1,224,000 for the same period in 2007.  During the year ended December 31, 2008, we received net proceeds of $1,466,000 from a private placement offering and repaid other debt of $100,000.  During the year ended December 31, 2007, we received net proceeds of $1,260,000 from a private placement offering and $53,000 from the issuance of shares of our common stock, and we repaid other debt of approximately $75,000.

ECONOMY AND INFLATION

We have not experienced any significant cancellation in orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

As of December 31, 2008, we have contractual obligations of $3,186,697 as indicated below:

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	3-5 Years

Long-term debt	$2,950,000	$2,950,000	$-	$-
Purchase Obligations	236,697	236,697	-	-
Total	$3,186,697	$3,186,697	$-	$-

During February 2009, two investors converted notes payable with outstanding principal of $675,000 into shares of the Company’s common stock pursuant to the terms of the promissory notes.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue

Revenues from product sales are recorded when the products are shipped to the customer, net of allowances for warranties and returns, which are immaterial based on our historical experience.

Revenues from license sales are deferred and recognized over the life of the agreements on a straight-line basis.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property and equipment and patents, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We compare the carrying value of long-lived assets to the expected undiscounted cash flows that the assets will generate over their remaining useful lives. In calculating the estimated undiscounted cash flows, we make assumptions that are subject to a high degree of judgment.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Pre-tax stock-based compensation expense recognized under SFAS No. 123(R) was approximately $1,184,000 and $359,000 for the years ended December 31, 2008 and 2007, respectively.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and warrants. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our stock options and warrants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee equity award exercise behaviors, risk-free interest rates, expected forfeiture rates and expected dividends.

We estimate the expected term of options and warrants granted based on the Company’s historical pattern of exercise behavior. We estimate the expected volatility based on a comparison to a peer company’s historical activity. The dividend rate is based on the Company’s actual historical dividend experience and the risk free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option on the grant date.  We estimate forfeitures at the grant date based on historical experience. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our results of operations.

Taxes

The Company adopted the Financial Accounting Standards Board ("FASB") Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, in January 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company can not determine what impact the adoption of this requirement, which became effective January 1, 2009, will have on its financial statements with respect to future acquisitions.

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51."  SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be separately presented in the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2008, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also provided herein is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position
Timothy N. Tangredi	53	President, Chief Executive Officer and Chairman of the Board of Directors
Robert W. Brown	59	Vice President – Marketing
Scott G. Ehrenberg	55	Chief Technology Officer and Secretary
Brooke E. Evans	33	Chief Financial Officer and Treasurer
Robert W. Schwartz	64	Director
Raymond Kazyaka Sr.	78	Director

Directors and Executive Officers

The following are the Company’s directors and executive officers:

Timothy N. Tangredi  has been our Chief Executive Officer since 1996. Mr. Tangredi joined the Company in 1996, and was appointed a member of our board of directors in 1997.  In 1999 and 2000, respectively, Mr. Tangredi initiated and executed the strategic purchases of Analytic Power and American Fuel Cell Corporation.  From 1979 to 1990, Mr. Tangredi worked for AT&T, as a member of the Leadership Continuity Program working in technical marketing, network operations, and project management. Mr. Tangredi earned his BS from Siena College and MBA from Rensselaer Polytechnic Institute.  He is a founder and member of the board of directors of Aegis BioSciences, LLC (“Aegis”).  Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to two days per month on Aegis business and is compensated by Aegis for his time and contribution(s).

Scott G. Ehrenberg, is a founder of the Company and has been our Chief Technology Officer since 1993 and Secretary since November 7, 2008. He has thirty years of experience developing along with others new materials and applications.  These applications range from laser cutting systems, optical inspection technology, and new organic electronic packages for IBM to new polymer electrolytes for electrochemical and mass transport devices for the Company.  His background includes 12 years at IBM plus two previous successful startups in the fields of electronic packaging and ultrasonic devices: Tessera of San Jose, CA and Sono-Tek of Milton, NY.  He has 14 issued patents with 6 more pending along with numerous technical papers and presentations.  Mr. Ehrenberg received his bachelor of science from Pennsylvania State University in 1976.

Robert W. Brown has been Vice President of Marketing since March 2003. His background includes 28 years of experience in technical marketing and product management, technology commercialization, and many aspects of technology business start-up and growth. He has experience both onshore and internationally with utility and engineering organizations. From March 1994 to February 2003, as CEO of a subsidiary of Baymont Technologies Inc. Mr. Brown’s responsibilities included turn around management and financial restructuring. Mr. Brown received a Technical Diploma from Southern Alberta Institute of Technology in 1970.

Brooke E. Evans, CPA, was appointed Chief Financial Officer on October 1, 2008 and Treasurer on November 7, 2008.  In January 2008, Brooke founded and has served as the Chief Executive Officer of The CFO Alliance, Inc. a firm that provides outsourced chief financial officer services to small and mid-sized companies on an as-needed basis.  From April 2007 to December 2007, Brooke served as the Chief Financial Officer of Power Design, Incorporated, (an electrical contractor specializing in the new, multi-family construction industry).  Previously, from November 1999 to April 2007, Brooke was an auditor with Deloitte & Touche, LLP. While at Deloitte she served clients in a variety of industries ranging in size from small start-up enterprises to large multi-national SEC registrants. Brooke graduated from Florida State University’s College of Business in 1997.

Non-Employee Directors

Raymond Kazyaka Sr. was appointed to our board of directors in 1995.  Mr. Kazyaka is the former President (1976-2006) and a co-founder of Wright Malta Corporation, which was founded in 1972.  Wright Malta, liquidated in 2005, owned and operated the Malta Test Station, which had performed military product development for various governmental and commercial organizations.  Mr. Kazyaka has also served as a consultant to the Canadian National Defense on facility noise abatement.  Prior to founding Wright Malta, Mr. Kazyaka worked for General Electric as a rocket engine design engineer and a manager.  Mr. Kazyaka holds several patents on rocket engine components and noise abatement systems, and is a senior member of the American Institute of Aeronautics and Astronautics.  Mr. Kazyaka graduated from Union College with a degree in Mechanical Engineering in 1953.

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as one of its Managing Directors. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an American Stock Exchange listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products, Troy, NY).  His earlier experience was with KPMG as a management consultant and with IBM. Mr. Schwartz received a Bachelor of Science from Cornell University in 1967 and his Masters Degree in Business from the University of New York Albany in 1969.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been, during the past five years:

(i)        involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii)       convicted of any criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii)      subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities; or

(iv)      found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Director Independence

Our board of directors has determined that it currently has two members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). The independent directors are Raymond Kazyaka Sr. and Robert W. Schwartz.

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors has not adopted any committees to the board of directors. Our board of directors held eight formal meeting during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

At each annual meeting of shareholders, directors will be elected by the holders of common stock to succeed those directors whose terms are expiring. Directors will be elected annually and will serve until successors are duly elected and qualified or until a director’s earlier death, resignation or removal. Our bylaws provide that the authorized number of directors may be changed by action of the majority of the board of directors or by a vote of the shareholders of our Company. Vacancies in our board of directors may be filled by a majority vote of the board of directors with such newly appointed director to serve until the next annual meeting of shareholders, unless sooner removed or replaced. We currently do not have a policy regarding the attendance of board members at the annual meeting of shareholders.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws.  We have filed a copy of our code of ethics as an exhibit to this Annual Report. These documents may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov.  In addition, a copy of the code of ethics will be provided without charge upon request to us.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2008 and 2007. The following table summarizes all compensation for fiscal years 2008 and 2007 received by our Chief Executive Officer, and most highly compensated executive officers in fiscal year 2008.

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan	Non-qualified Deferred Compen- sation Earnings ($)	All other compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy N. Tangredi Chief Executive Officer, President, Treasurer and Chairman of the Board of Directors(1)	2007 2008	170,000 170,000	- -	- -	107,455 752,450 (3)	- -	- -	- -	277,455 922,450
Robert W. Brown Secretary and Vice President of Marketing	2007 2008	83,451 75,000	- -	- -	13,920 23,412	- -	- -	- -	97,371 98,412
Scott G. Ehrenberg, Chief Technology Officer	2007 2008	60,000 88,000	-	- -	43,523 84,337 (3)	- -	- -	- -	103,523 172,337
Patricia K. Tangredi (4)	2007 2008	115,000 115,000			61,100 125,275			- -	176,100 240,275

(1)  Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors.  In 2008 and 2007, Mr. Tangredi was paid $117,500 and $65,833, respectively and has accrued unpaid salary of $52,500 for 2008, $104,167 for 2007, $105,145 for 2006 and $116,166 for 2005 and accrued bonus of $87,500 for year 2006.

(2) The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with FAS 123R for the fiscal years ended December 31, 2008 and December 31, 2007, and thus include amounts from option awards granted in and prior to the indicated year.  For information on the valuation assumptions used in calculating these dollar amounts, see Note 9 to our audited financial statements included in this Report for the fiscal years ended December 31, 2008 and December 31, 2007, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.During the fiscal year ended December 31, 2008, there were 666,666 option award forfeitures related to service-based vesting conditions.

(3)  In 2008 we issued Mr. Tangredi a warrant to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $.36 per share. The warrant had a five year term, vested upon issuance, provided for a cashless exercise and contained standard anti-dilution provisions. In the same year we issued Mr. Ehrenberg a warrant to purchase 250,000 shares of company’s common stock at the exercise price of $.30 per share with all other terms and conditions being the same as those of the Tangredi warrant.

(4) Ms. Tangredi receives a salary of $115,000 per year. In 2008 and 2007, Ms. Tangredi was paid $110,000 and $65,833, respectively and accrued unpaid salary of $5,000 for 2008 and $49,167 for 2007.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officer Employment Agreement

Timothy N. Tangredi.  We are party to an employment agreement with Mr. Tangredi, our President, Chief Executive Officer, and director.  The employment agreement, as amended and restated on July 29, 2008, sets forth Mr. Tangredi’s compensation level and eligibility for salary increases, bonuses, benefits, royalty sharing for newer applications, and option grants.  Mr. Tangredi’s employment agreement provided for an initial term of three years with the term extending on the second anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. The agreement sets forth Mr. Tangredi’s compensation level, conditions for certain option grants, benefits and the obligations of the Company in the event of termination. Mr. Tangredi’s base salary is $170,000, plus certain allowances as well as performance related payments and option issuances.

For each product for which the Company commences commercial sale or licensing during the term and receives more than $1 million of revenue during any 12 month period, Mr. Tangredi, in addition to any other compensation which he may receive under the agreement, shall be granted options to purchase 10,000 shares of the Company's common stock at an exercise price equal to either (i) the lower of: (a) $2.50 per share or (b) the fair market value per share of the stock on the date of grant as determined in good faith by the Compensation Committee of the Board of Directors, if the Company has not conducted an initial public offering prior to the date of grant (as hereinafter defined), or (ii) at an exercise price equal to 75% of the market price of the common stock, if the Company has completed an initial public offering of its common stock prior to the date of grant (with the market price to be the average of the closing sale prices during the five trading days immediately preceding the date of grant of the option).  Such options, as well as any other options granted to Mr. Tangredi during the term of his employment, shall be granted under the Company's then existing stock option plan, shall be immediately exercisable, have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event they shall expire on the date of termination), shall have a "cashless" exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

In the event that the fair market value of the Company's common stock (the average of the closing prices of the common stock for any five consecutive trading days, as reported by the principal exchange or other stock market on which the commons stock is then traded) equals or exceeds 200% of the price at which the Company sells common stock in an initial public offering (the "Target Value") at any time during the term of the agreement, Mr. Tangredi shall be granted options to purchase 50,000 shares of common stock at an exercise price equal to 75% of the Target Value, on terms identical to the options provided for above.

In the event Mr. Tangredi's employment is terminated by the Company without cause or by Mr. Tangredi for good reason, death or disability, Mr. Tangredi shall be entitled to the following:

(i) An amount equal to the sum of (A) the greater of 200% of the base salary then in effect for Mr. Tangredi or $270,000 plus (B) the cash bonus, if any, awarded to Mr. Tangredi for the most recent year shall be payable by the Company in full within 10 days following termination;

(ii) The Company shall continue to provide Mr. Tangredi the health and life insurance, car allowance and other benefits set forth in the agreement until two years following termination of employment, and shall continue to offer any of such benefits to Mr. Tangredi beyond such two year period to the extent required by COBRA or similar statute which may then be in effect;

(iii) All stock options, to the extent they were not exercisable at the time of termination of employment, shall become exercisable in full; and

(iv)  Any indebtedness of Mr. Tangredi  to the Company shall thereupon be cancelled and of no further force and effect, and the Company shall pay to Mr. Tangredi, within ten days following receipt of a written demand therefore, any income or other taxes resulting from such cancellation.

In the event that  Mr. Tangredi elects to terminate employment within one year following a change in control of the Company, he shall receive, within the later of ten days following the date on which the change in control occurs or the date on which he gives notice of his election to terminate employment, a lump sum payment equal to three times the greater of (i) his then current base salary plus the cash bonus, if any, awarded to him for the most recent year or (ii) $350,000 plus said cash bonus.  In addition, he will be entitled to accelerated vesting of outstanding options and continuing benefits as described above.

Significant Employee

Patricia K. Tangredi.  We are a party to an employment agreement with Ms. Tangredi. The agreement, provided for an initial term of 3 years beginning on January 1, 2001, with automatic extensions for subsequent one year terms,   unless the Company or Ms. Tangredi provides the other party with written notice of intent not to renew.  The agreement was subsequently amended and restated on July 29, 2008.  The employment agreement set forth Ms. Tangredi’s compensation level and eligibility for salary increases, options, royalty sharing for newer applications, benefits and the obligations of the Company in the event of termination. A portion of Ms. Tangredi’s salary has been accrued and carried on the Company’s books since 2002.

In the event Ms. Tangredi's employment is terminated by the Company without cause or by the Ms. Tangredi for good reason or by reason of death or disability, Ms. Tangredi shall be entitled to the following:

(i) the greater of 100% of the base salary then in effect for Employee or $115,000, which amount shall be payable by the Company in full within 10 days following termination;

(ii) the Company shall provide, at its sole cost, Ms. Tangredi  with the medical benefits for one year following the date of termination. The Company shall continue to offer such benefits to Ms. Tangredi beyond such one year period to the extent required by COBRA or any similar statute which may then be in effect; and

(iii) all stock options granted to Ms. Tangredi at any time during the course of the term shall be exercisable in full.

In the event that Ms. Tangredi elects to terminate her employment within six months following a change in control of the Company, she shall receive, within the later of 10 days following the date on which the change in control occurs or the date on which she give notice of her election to terminate employment, a lump sum payment equal to the greater of three times her then current base salary or $235,000.  In addition, she will be entitled to accelerated vesting of outstanding options and continuing medical benefits as described above.

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers, as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Timothy N. Tangredi (1)	825,000	0	0	$.26	9/23/2014
	150,000	0	0	$.10	5/10/2015
	120,000	0	0	$.10	10/1/2015
	40,000	0	0	$.30	5/2/2016
	110,000	0	0	$.55	11/1/2016
	140,000	0	0	$.55	2/20/2017
	300,000	0	0	$.21	8/10/2017
	350,000	0	0	$.21	1/30/2018
	3,000,000*	0	0	$.36	4/18/2013
*Warrant

Robert W. Brown (2)	106,416	0	0	$.26	9/23/2014
	120,000	0	0	$.10	5/10/2015
	120,000	0	0	$.10	10/1/2015
	48,333	24,167	24,167	$.55	11/1/2016
	16,666	33,334	33,334	$.21	8/18/2017
	0	200,000	200,000	$.30	8/4/2018

Scott G. Ehrenberg (3)	140,000	0	0	$.26	9/23/2014
	110,000	0	0	$.10	5/10/2015
	80,000	0	0	$.10	10/1/2015
	26,667	13,333	13,333	$.55	11/1/2016
	80,000	40,000	40,000	$.55	2/20/2017
	33,334	16,666	16,666	$.21	8/18/2017
	0	250,000	250,000	$.30	8/4/2018
	*250,000	0	0	$.30	8/4/2013
*Warrant

Brooke E. Evans (4)	0	216,667	216,667	$.17	10/1/2018

Patricia K Tangredi (5)	395,000	0	0	$.26	9/23/2014
	278,058	0	0	$.10	5/10/2015
	140,000	0	0	$.10	10/1/2015
	125,000	0	0	$.55	11/1/2016
	350,000	0	0	$.21	8/10/2017
	300,000	0	0	$.21	1/30/2018
	250,000	0	0	$.30	8/4/2018

(1)
Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors.  The April 2008 warrant grant to Mr. Tangredi was made by the Board of Directors in recognition for Mr. Tangredi’s achievement of the following goals: negotiating conversion of the convertible notes issued in the Additional Financing, securing a release with respect to the consulting agreement with Gray Capital Partners, Inc., securing and closing upon the Financing.  Mr. Tangredi has accrued unpaid salary of $104,167 for 2007, $105,150 for 2006 and $116,166 for 2005 and accrued bonus of $87,500 for year 2006. All stock options  issued to Mr. Tangredi were issued under the 2000 Plan.

(2)	All stock options issued to Mr. Brown were issued under the 2000 Plan.

(3)	All stock options issued to Mr. Ehrenberg were issued under the 2000 Plan.

(4)	All stock options issued to Ms. Evans were issued under the 2000 Plan.

(5)	All stock options issued to Ms. Tangredi were issued under the 2000 Plan

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy N. Tangredi, Chairman	-	-	20,718	-		-	20,718
Raymond Kazyaka Sr., Director(1)	-	-	20,718	-	-	-	20,718
Robert W. Schwartz, Director(2)	-	-	20,718	-	-	-	20,718

(1)	At fiscal year end December 31, 2008, Mr. Kasyaka had 404,600 option awards outstanding and no stock awards outstanding.
(2)	At fiscal year end December 31, 2008, Mr. Schwartz had 374,600 option awards outstanding and no stock awards outstanding.

We do not have a plan pursuant to which our directors are compensated and directors do not receive cash compensation for their services on the Board of Directors although they do receive stock options as determined by the full board of directors. Raymond Kazyaka Sr. and Robert W. Schwartz were each granted an option on August 18, 2007 to purchase 60,000 shares of common stock at an exercise price of $0.21 per share, vesting immediately upon issuance and exercisable for a period of ten years.

Our non-employee directors are currently compensated with the issuance of stock options, which generally become exercisable upon the date of grant, and which generally expire on the earlier of ten years from the date of grant or up to three years after the date that the optionee ceases to serve as a director. Non-employee directors are also reimbursed for out-of-pocket expenses associated with attending to the Company’s business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) under which our securities are authorized for issuance as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders:	8,606,557.263		3,767,325
Equity compensation plans not approved by security holders:	0	0	0

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date of this prospectus as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all of the shares of common stock shown as beneficially owned by the shareholder.

The address for each of the persons named below is 11552 Prosperous Drive, Odessa, FL 33556, unless otherwise indicated.

Applicable percentage ownership in the following table is based on approximately 12,034,030 shares of common stock outstanding as of  January 31, 2009, plus, for each individual, any securities that individual has the right to acquire within 60 days of January 31, 2009.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1)	7,095,858	37.4%
Robert W. Brown (Officer) (2)	411,415	3.3%
Scott G. Ehrenberg(3) (Officer)	826,132	6.5%
Brooke Evans (Officer) (4)	66,666	0.6%
Raymond Kazyaka Sr. (Director) (5)	404,600	3.3%
Robert W. Schwartz (Director) (6)	374,600	3.0%

Executive officers and directors as a group (7 persons)	9,179,271	43.75%
Walt Robb (7) 300 Troy Road Schenectady, NY 12309	1,424,126	11.6%
Brian A. Kelly 181C Hague Blvd. Glenmont, N.Y. 12077	2,254,085	18.73%
Michael Gotomski (8) 1666 Valley View Dr. Winnona, MN 55987	1,100,465	8.6%
Andrew Mitchell (9) Furnival Chambers 32 Furnival Street London EC4A 1JQ UK	793,921	6.2%
Larry Hopfenspirger (10) 2025 Nocollet Ave. S. #203 Minneapolis, MN 55404	1,587,842	11.7%
Louis M. Jaffe (11) 1500 S. Ocean Blvd #5201 Boca Raton, FL 33432	2,460,165	18.8%
Lawrence D. Isen (12) 4653 Carmel Mtn. Suite 308-402 San Diego, CA 92130	1,058,562	8.1%
Michael Frederick Stone (13) 18 Ozone Avenue Venice, CA 90291	2,117,123	15.0%
Michael J. McGrath (14) 1250 West Division Street Chicago, IL 60622	1,058,562	8.1%
Marisa Stadmauer (15) 26 Columbia Turnpike Florham Park, NJ 07932	1,580,260	11.6%
Andrew Vickery (16) 8 Airport Park Blvd. Latham, NY 12110	790,130	6.2%
Mark Nordlich (17) 152 West 575th St. 4th Floor New York, NY 10019	6,669,908	36.3%
Erick Richardson (18) 10900 Wilshire Blvd. Suite 500 Los Angeles, CA 90024	1,838,123	13.6%
Leonard Samuels (19) 1011 Centennial Road Penn Valley, PA 19072	7,662,028	38.9%
Leah Kaplan Samuels (20) 1011 Centennial Road Penn Valley, PA 19072	1,849,432	13.3%

(1)  Includes 5,110,000 shares of common issuable upon exercise of stock options and warrants and 1,965,858 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 1,838,058 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)  Includes 411,415 shares of common stock issuable upon exercise of stock options.

(3)  Includes 743,333 shares of common stock issuable upon the exercise of stock options and warrants and 41,400 shares beneficially owned by Mr. Ehrenberg's wife, Linda Ehrenberg.

(4)   Includes 66,666 shares of common stock issuable upon exercise of stock options.

(5)  Includes 404,600 shares of common stock issuable upon exercise of stock options.

(6)  Includes 374,600 shares of common stock issuable upon exercise of stock options.

(7)  Includes 249,750 common shares issuable upon exercise of certain warrants issued in connection with the conversion of notes issued in the Additional Financing to CounterPoint Ventures LLC. The natural person with voting power and investment power on behalf of CounterPoint Ventures LLC is Walt Robb.

(8) Includes 18,750 common shares issuable upon exercise of certain warrant issued in connection with the conversion of notes issued in the Additional Financing.  Also includes 418,921 shares of common stock issuable upon conversion of principal and interest due pursuant to the convertible note and 375,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing.

(9) Includes 418,921 shares of common stock issuable upon conversion of convertible notes and 375,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing.

(10) Includes 837,842 shares of common stock issuable upon conversion of certain outstanding convertible notes and 750,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing.

(11) Includes 553,507 shares of common stock issuable upon conversion of convertible notes and 500,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing to Louis M. Jaffe 2004 Intangible Asset Mgmt. TR U/A DTD 5/24/04. Also includes 1,073,334 shares held by the aforementioned trust, 166,667 shares held by the Louis Jaffe TTEE Irrevocable Trust – Jennifer Jaffe and 166,667 shares held by the Louis Jaffe TTEE Irrevocable Trust – Lara Jaffe Taylor.  The natural person with voting power and investment power on behalf each of the aforementioned trusts is Louis M. Jaffe.

(12) Includes 558,562 shares of common stock issuable upon conversion of convertible notes and 500,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing in the name of Market Byte LLC. The natural person with voting power and investment power on behalf of Market Byte L.L.C. Defined Benefit & Trust is Lawrence D. Isen.

(13)   Includes 1,117,123 shares of common stock issuable upon conversion of certain outstanding convertible notes and 1,000,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing.

(14) Includes 558,562 shares of common stock issuable upon conversion of convertible notes and 500,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing.

(15) Includes 830,260 shares of common stock issuable upon conversion of convertible notes and 750,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing in the name of MSSRPS, LLC. The natural person with voting power and investment power on behalf of MSSRPS, LLC is Marisa Stadmauer.

(16) Includes 415,130 shares of common stock issuable upon conversion of convertible notes and 375,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing to Next Generation Investment LLC. The natural person with voting power and investment power on behalf of Next Generation Investment LLC is Andrew Vickery.

(17) Includes 3,336,575 shares of common stock issuable upon conversion of convertible notes and 3,000,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing to Platinum Montaur Life Sciences LLC. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences LLC is Mark Nordlich.

(18) Includes 553,507 shares of common stock issuable upon conversion of certain outstanding convertible notes and 500,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing in the name of RP Capital LLC. Erick Richardson and Nimish Patel of Richardson & Patel LLP own RP Capital LLC.  Also includes 392,308 shares in the name of Richardson & Patel LLP and warrants to purchase an additional 392,308 shares. Erick Richardson is a partner at Richardson & Patel LLP, our legal counsel. The natural person with voting and investment control over the shares held by these entities is Erick Richardson.

(19) Includes 974,432 shares of common stock issuable upon conversion of certain outstanding convertible notes and 875,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.  Also includes 5,812,596 shares of common stock underlying the convertible notes and warrants in the Financing issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA.

(20) Includes 974,432 shares of common stock issuable upon conversion of certain outstanding convertible notes and 875,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Timothy N. Tangredi, the Company’s Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC (“Aegis”).  Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to two days per month on Aegis business and is compensated by Aegis for his time and contribution(s). We granted Aegis two exclusive, world-wide licenses, the first in 1995 and the second in 2005. Pursuant to these licenses, Aegis has the right to use and sell products containing our polymer technologies in biomedical and health care applications. The first license was entered into in 1995 and has been amended twice. In 2005, we agreed to accept $150,000 as payment in full of all royalties and no further license revenue will be forthcoming. The second license allows Aegis the use of our intellectual property in the field of health care. A one time payment of $50,000 was made under this license in 2005. In addition, under the second license Aegis is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when  employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

During the year ended December 31, 2007, Mr. Tangredi, a shareholder and officer of the Company loaned the Company an aggregate of $156,500 pursuant to three loan agreements.  One loan was unsecured, due on demand and did not accrue interest.  The other two loans were unsecured, due in one and two months respectively, and accrued interest at 12 percent, increasing by 1 percent for every 30 days the principle balance is outstanding.  Prior to year end, the Company repaid the loans.

The Company rents a building on a month to month basis from a related party which is wholly owned by two shareholders of the Company, one of which is Timothy N. Tangredi, our Chief Executive Officer. The base monthly rent expense is $3,800 per month.  The Company also pays the taxes, insurance and some repairs on the building. For the year ending December 31, 2008 and 2007, the Company recorded $48,792 and $48,792, in rent expense to this related party.

There are no material relationships between us and our directors or executive officers except as previously discussed herein.

Since the beginning of our last fiscal year, we have not been a participant in any transaction, or proposed transaction, not disclosed herein in which any related person had or will have a direct or indirect material interest and in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2008 and 2007 were $94,559 and $39,821 respectively.  Audit services include the audits of the consolidated financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included  in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate audit-related fees billed during the year ended December 31, 2008 for services related to the Company’s registration statement were $17,949.

Tax Fees

None

All Other Fees

None

Audit Committee Policies and Procedures

AS of the date of this Annul Report, the Company does not have an established audit committee.  The appointment of Pender Newkirk & Company LLP was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish a audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Consolidated Financial Statements.
See Table of Contents to Consolidated Financial Statements.

(2) Financial Statement Schedules.
See Table of Contents to Consolidated Financial Statements.

(3) Exhibits
See below.

No.	Exhibit
3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*
3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*
3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*
3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*
3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*
3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*
3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*
3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*
3.9	Bylaws of The Dais Corporation*
4.1	Form of Non-Qualified Stock Option Agreement*
4.2	Form of Non-Qualified Option Agreement*
4.3	Form of Warrant (Daily Financing)*
4.4	Form of Warrant (Financing)*
4.5	Form of Warrant (Robb Trust Note and Additional Financing)*
4.6	Form of Placement Agent Warrant (Financing)*
4.7	Form of 9% Secured Convertible Note (Financing)*
4.8	Form of Note (Robb Trust Note)*
4.9	Form of Amendment to Note (Robb Trust Note)*
4.10	Form of Warrant (Note Conversion)**
4.11	Form of Warrant (Gostomski and Weston)**
10.1	2000 Equity Compensation Plan*
10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*
10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*
10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*
10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*
10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*
10.7	Form of Subscription Agreement (Daily Financing)*
10.8	Form of Subscription Agreement (Financing)*
10.9	Form of Registration Rights Agreement (Financing)*
10.10	Form of Secured Patent Agreement (Financing)*
10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: March 31, 2009	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 31, 2008	By:	/s/ Brooke E. Evans
Brooke E. Evans
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	March 31, 2009
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	March 31, 2009
Robert W. Schwartz

/s/ Raymond Kazyaka Sr.	Director	March 31, 2009
Raymond Kazyaka Sr.

Financial Statements

Dais Analytic Corporation

Years Ended December 31, 2008 and 2007
Report of Independent Registered Public Accounting Firm

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
Dais Analytic Corporation
Odessa, Florida

We have audited the accompanying balance sheets of Dais Analytic Corporation as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the management of Dais Analytic Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company incurred a net loss of $5,979,446 during the year ended December 31, 2008, has an accumulated deficit of $28,776,769, has negative working capital of $3,802,009, and a stockholders’ deficit of $4,697,436 at December 31, 2008.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 23, 2009

Dais Analytic Corporation

Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$26,867	$504,232
Cash in escrow	-	1,000,000
Accounts receivable	188,970	6,750
Other receivables	-	12,178
Inventory	147,128	73,629
Loan costs, net of accumulated amortization	1,004	86,760
Prepaid expenses and other current assets	31,181	11,739
Total current assets	395,150	1,695,288
Property and equipment, net of accumulated depreciation of $307,286 and $298,765 at December 31, 2008 and 2007, respectively	26,933	16,600
Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $96,389 and $87,127 at December 31, 2008 and 2007, respectively	44,129	51,796
Total other assets	46,409	54,076
	$468,492	$1,765,964
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $105,925 and $91,320 at December 31, 2008 and 2007, respectively	$380,022	$456,341
Accrued compensation and related benefits	-	6,041
Accrued compensation and related benefits, related party	1,147,389	1,089,472
Current portion of deferred revenue	84,145	84,145
Current portion of notes payable, net of unamortized discount of $23,171 and $2,379,131 at December 31, 2008 and 2007, respectively	2,245,488	271,493
Accrued expenses, other	340,115	122,245
Total current liabilities	4,197,159	2,029,737
Long-term liabilities:
Long-term portion of notes payable, net of unamortized discount of $6,965	675,000	-
Deferred revenue, net of current portion	293,769	377,914
Total long-term liabilities	968,769	377,914
Stockholders’ deficit:
Series A preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.01 par value; 100,000,000 and 50,000,000 shares authorized; 12,162,398 and 8,742,797 shares issued and 11,905,185 and 8,505,584 shares outstanding at December 31, 2008 and 2007, respectively	121,624	87,428
Capital in excess of par value	25,253,196	23,389,320
Prepaid services paid for with common stock	(23,375)	-
Deferred non-cash offering costs	-	(55,000)
Accumulated deficit	(28,776,769)	(22,797,323)
	(3,425,324)	624,425
Treasury stock at cost, 257,213 and 237,213 shares at December 31, 2008 and 2007, respectively	(1,272,112)	(1,266,112)
Total stockholders’ deficit	(4,697,436)	(641,687)
	$468,492	$1,765,964

The Accompanying notes are an integral part of the financial statements

Dais Analytic Corporation

Statements of Operations

	Year Ended December 31,
	2008	2007
Revenue:
Sales	$931,289	$786,016
License fees	84,144	84,144
Interest income	19,658	-
	1,035,091	870,160

Expenses:
Cost of goods sold	796,217	637,032
Selling, general and administrative	2,935,552	1,871,030
Interest expense	3,282,768	596,083
	7,014,537	3,104,145

Loss before provision for income taxes	(5,979,446)	(2,233,985)

Provision for income taxes	-	-

Net loss	$(5,979,446)	$(2,233,985)

Net loss per common share, basic and fully diluted	$(0.57)	$(0.44)

Weighted average number of common shares outstanding	10,522,511	5,062,725

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2008 and 2007

	Series A Preferred Stock		Common Stock		Capital in Excess of	Accumulated	Deferred Non-Cash Offering	Prepaid Services Paid for with Common	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Deficit	Costs	Stock	Stock	Deficit

Balance December 31, 2006	305,097	$3,051	2,603,565	$26,036	$19,142,447	$(20,563,338)	$(55,000)	-	$(1,266,112)	$(2,712,916)
Issuance of common stock			90,909	909	49,091					50,000
Issuance of common stock for exercise of options	-	-	60,000	600	2,400	-	-	-	-	3,000
Issuance of common stock for services	-	-	230,000	2,300	214,700	-	-	-	-	217,000
Issuance of common stock for
conversion of notes payable and
related accrued interest	-	-	3,220,318	32,203	849,328	-	-	-	-	881,531
Issuance of options and warrants	-	-	-	-	358,863	-	-	-	-	358,863
Value of beneficial conversion
feature for the conversion of
notes payable and related
accrued interest	-	-	-	-	1,576,891	-	-	-	-	1,576,891
Issuance of common stock for
conversion of preferred stock	(305,097)	(3,051)	2,500,000	25,000	(21,949)	-	-	-	-	-
Issuance of warrants with convertible Debt	-	-	-	-	1,311,669	-	-	-	-	1,311,669
Issuance of common stock for
accrued interest	-	-	38,005	380	9,120	-	-	-	-	9,500
Offering costs	-	-	-	-	(103,240)	-	-	-	-	(103,240)
Net loss	-	-	-	-	-	(2,233,985)	-	-	-	(2,233,985)
Balance, December 31, 2007	-	-	8,742,797	87,428	23,389,320	(22,797,323)	(55,000)	-	(1,266,112)	(641,687)
Issuance of common stock for conversion of notes payable and related accrued interest	-	-	439,293	4,393	104,147	-	-	-	-	108,540
Beneficial conversion feature	-	-	-	-	266,814	-	-	-	-	266,814
Issuance of warrants with convertible debt	-	-	-	-	298,005	-	-	-	-	298,005
Offering costs	-	-	-	-	(17,340)	-	-	-	-	(17,340)
Issuance of common stock and warrants for offering costs	-	-	392,308	3,923	(3,923)	-	-	-	-	-
Write off of non-cash offering costs	-	-	-	-	-	-	55,000	-	(6,000)	49,000
Issuance of common stock for services, net of amortization of $27,625	-	-	148,000	1,480	56,880	-	-	$(23,375)	-	34,985
Stock-based compensation expense	-	-	-	-	1,183,693	-	-	-	-	1,183,693
Issuance of common stock	-	-	2,440,000	24,400	(24,400)	-	-	-	-	-
Net loss	-	-	-	-	-	(5,979,446)	-	-	-	(5,979,446)
Balance, December 31, 2008	-	$-	12,162,398	$121,624	$25,253,196	$(28,776,769)	$-	$(23,375)	$(1,272,112)	$(4,697,436)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Operating activities
Net loss	$(5,979,446)	$(2,233,985)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	16,187	12,788
Amortization of deferred loan costs	102,416	23,540
Amortization of convertible note discount	1,525,598	40,821
Beneficial conversion feature	1,388,216	468,608
Write-off of deferred non-cash offering costs	49,000	-
Common stock issued for services	34,985	217,000
Stock-based compensation expense	1,183,693	358,863
(Increase) decrease in:
Accounts receivable	(182,220)	104,722
Inventory	(73,499)	(10,951)
Prepaid expenses and other current assets	(7,263)	(20,170)
Increase (decrease) in:
Accounts payable and accrued expenses	150,091	37,757
Accrued compensation and related benefits	51,876	169,468
Deferred revenue	(84,144)	(84,143)
Total adjustments	4,154,936	1,318,303
Net cash used by operating activities	(1,824,510)	(915,682)

Investing activities
Purchase of property and equipment	(18,855)	(9,210)

Financing activities
Proceeds from issuance of notes payable	500,000	1,800,000
Proceeds received from escrow	1,000,000	-
Payments on notes payable	(100,000)	(425,000)
Payments for offering costs	(34,000)	(190,000)
Proceeds from advance from related party	-	156,000
Repayments of advance from related party	-	(169,675)
Issuance of common stock for cash	-	53,000
Net cash provided by financing activities	1,366,000	1,224,325

Net (decrease) increase in cash and cash equivalents	(477,365)	299,433

Cash and cash equivalents, beginning of period	504,232	204,799

Cash and cash equivalents, end of period	$26,867	$504,232

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the year for interest	$10,100	$38,479

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows
Supplemental disclosures of cash flow information
and noncash investing and financing activities:

During the year ended December 31, 2008, the Company issued 439,293 shares of common stock in conversion of $100,000 of notes payable and $8,540 of accrued interest.

During the year ended December 31, 2008 the Company issued 540,308 shares of common stock valued at $229,991 as payment for services.

During the year ended December 31, 2008, the Company issued convertible notes payable with a beneficial conversion feature of $245,106 and a discount equivalent to the relative fair value of the accompanying warrants of $254,894.

During the year ended December 31, 2007, the Company issued 3,220,318 shares of common stock in conversion of $840,547 of notes payable and $40,984 of accrued interest.  The Company also recorded the value of the associated beneficial conversion feature of $438,560 as interest expense.

During the year ended December 31, 2007, the Company issued 230,000 shares of common stock for services valued at $217,000.

During the year ended December 31, 2007, the Company issued 38,005 shares of common stock for $9,500 of accrued interest.

During the year ended December 31, 2007, the Company issued $1,000,000 of convertible notes payable for which the proceeds were held in escrow at December 31, 2007.

During the year ended December 31, 2007, the Company issued convertible notes payable with a beneficial conversion feature of $1,138,331 and a discount equivalent to the relative fair value of the accompanying warrants of $1,311,669.

During the year ended December 31, 2007, the Company exchanged 305,097 preferred stock shares for 2,500,000 common stock shares.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

1.	Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (ERV) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April of 1993 with its corporate headquarters located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production.  Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production.

For the years ended December 31, 2008 and 2007, four and three customers accounted for approximately 64 and 65 percent of the Company’s total revenue, respectively.  At December 31, 2008 and 2007 amounts due from these customers was approximately 56.7% and 0.0% of total accounts receivable, respectively.  No other customer accounted for 10 percent or more of the Company’s total revenue.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the year ended December 31, 2008, the Company incurred a net loss of $5,979,446.  As of December 31, 2008, the Company has an accumulated deficit of $28,776,769, negative working capital of $3,802,009 and a stockholders’ deficit of $4,697,436.  In view of these matters, there is substantial doubt that the Company will continue as a going

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

2.	Going Concern (continued)

concern.  The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company is currently pursuing the following sources of short and long-term working capital:

1.
We are raising short-term working capital by private sales of equity to existing shareholders and/or note holders. The Company plans to raise a total of $500,000 by May 31, 2009. We expect these funds, in combination with working capital generated from operations, to sustain the Company’s operations through August 2009.

2.
We are currently holding preliminary discussions with parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize, certain applications of our technology.

3.
We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of our products. As part of this  step we will attempt to take advantage of key programs associated with the recently enacted American Recovery and Reinvestment Act of 2009.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements.   However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow.  Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

Between December 11, 2008 and January 21, 2009, all amounts due under the financing arrangement discussed in Note 5 matured and became due and payable in full.  Certain investors with outstanding principal balances of approximately $450,000 at December 31, 2008, have notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the convertible notes.

Effective March 1, 2009, the Company reduced employee salaries by approximately 30 percent and temporarily released certain hourly employees for the month of March 2009.  Some of these hourly employees have since returned to work and others will rejoin our workforce in April 2009.  Management and the Board of Directors will monitor salary and staffing levels on a regular basis and determine when it is appropriate to restore them to normal levels.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

3.	Significant Accounting Policies (continued)

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market interest rates.

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits.

Cash held in escrow at December 31, 2007 consists of convertible note proceeds associated with a closing that occurred on that date. These funds were held in escrow pending the receipt of the signed secured convertible promissory notes, and were released from escrow on January 3, 2008.

Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary at December 31, 2008 and 2007.

Direct loan costs incurred with the issuance of notes payable are deferred and amortized to interest expense over the life of the related notes payable.  For the years ended December 31, 2008 and 2007, the Company recorded amortization of direct loan costs of $102,416 and $23,540, respectively.

Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market.  Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.  At December 31, 2008 and 2007, the Company had $2,043 and $0 of in-process inventory, respectively.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

3.	Significant Accounting Policies (continued)

Property and equipment are recorded at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets ranging from 5 to 7 years. Depreciation expense was approximately $8,500 and $3,500 for the years ended December 31, 2008 and 2007, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $9,300 for each of the years ended December 31, 2008 and 2007.  Total patent amortization expense for the next five years is estimated to be approximately $9,000 per year.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the two-year period ended December 31, 2008.

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2008 and 2007, the Company incurred research and development costs of approximately $36,000 and $9,000, respectively.

Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Sales are recorded when products are shipped to the customer. No products or parts are delivered with any contingencies except for defects.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

3.	Significant Accounting Policies (continued)

Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated.  The Company recognized revenue of approximately $84,100 from license agreements for each of the years ended December 31, 2008 and 2007.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" and the Securities and Exchange Commission Staff Bulletin No. 107 (collectively "SFAS 123(R)") which requires the Company to value and record, as compensation expense, stock awards granted to employees and non-employees under a fair value based method. Prior to January 1, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Prior to the adoption of SFAS 123(R), compensation expense was not required for stock-based awards granted to the Company's employees because all stock-based awards granted had an intrinsic value of $0 at the date of the grant.

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 1, 2006. The Company utilizes the modified prospective application method for stock-based awards granted prior to January 1, 2006, which requires the Company to record compensation expense beginning January 1, 2006 for the unvested portion of those awards. This compensation expense is charged to the statement of operations with a corresponding credit to capital in excess of par value and is generally recognized utilizing the straight-line method.  The Company uses the Black-Scholes option pricing model to value its stock-based awards and calculate stock-based compensation expense.

The Company accounts for income taxes under SFAS No. 109, (SFAS 109) “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

3.	Significant Accounting Policies (continued)

available evidence, both positive and negative, if it is more likely than not that the deferred tax assets will not be realized in accordance with criteria of SFAS 109. The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109.  The adoption of FIN 48 on January 1, 2008 had no effect on the Company’s financial position or results of operations.

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period.  Common share equivalents consist of stock options and warrants.  Weighted average common share equivalents of 25,722,521 and 13,612,844 were excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively, because their effect is anti-dilutive.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – An amendment of ARB No. 51, which requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be separately presented in the statement of operations. The Company does not expect the adoption of this statement, which became effective January 1, 2009, to have a material effect on its consolidated financial statements.

Also in December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," a replacement of SFAS No. 141, "Business Combinations." The objective of this statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures the goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The Company can not determine what impact the adoption of this requirement, which became effective January 1, 2009, will have on its consolidated financial statements with respect to future acquisitions.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

3.	Significant Accounting Policies (continued)

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4.	Property and Equipment

Property and equipment consist of the following:

	2008	2007
Furniture and fixtures	$33,530	$33,530
Computer equipment	106,260	105,114
Office and lab equipment	194,429	176,721
	334,219	315,365
Less accumulated depreciation	307,286	298,765
	$26,933	$16,600

5.	Notes Payable

Notes payable consist of the following:

	2008	2007
Convertible notes payable; interest at 9.0%; maturing from December 2008 to October 2009; collateralized by the Company's patents and patent applications, net of unamortized discount and beneficial conversion feature of $30,136 and $2,379,131 at 2008 and 2007, respectively	$2,919,864	$70,869
Note payable; interest at 12% per annum; due January 20 2008	-	200,000
Note payable; related party	624	624
	2,920,488	271,493
Less amounts currently due	2,245,488	271,493
	$675,000	$0

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

5.	Notes Payable (continued)

Convertible Notes
During December 2007 and January 2008, the Company issued convertible promissory notes (the “Convertible Notes”) and warrants to purchase common stock in exchange for proceeds totaling $2,950,000.  The Convertible Notes bear interest at nine percent per annum and have stated maturity dates from December 2008 to January 2009. The Convertible Notes are repayable in cash or convertible into shares of the Company’s stock at a rate of one share per $0.20 of outstanding principal and interest.  Warrants to purchase 14,750,000 shares of the Company’s common stock accompanying the Convertible Notes are, subject to certain limitations, exercisable at $0.25 per share, vest immediately, and expire between December 2012 and January 2013.

The Convertible Notes contain an embedded conversion feature.  We accounted for this conversion feature and the detachable warrants in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  In accordance with these standards, the Company allocated the proceeds from issuance of the convertible notes to the beneficial conversion feature and the warrants based on their relative fair values.  The Company considered EITF 00-19 and concluded that the warrants should be recorded as a component of permanent equity.

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 are amortized to interest expense over the term of the Convertible Notes. For the years ended December 31, 2008 and 2007, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $2,848,995 and $70,869, respectively.

The following table presents a reconciliation of the proceeds received from the financing to the carrying value of the Convertible Notes:

	2008	2007
Principal balance of convertible notes	$2,950,000	$2,450,000
Relative fair value of the warrants	(1,566,563)	(1,311,669)
Beneficial conversion feature	(1,383,437)	(1,138,331)
Amortization of the discount	1,566,419	40,821
Amortization of beneficial conversion feature	1,353,445	30,048
Carrying value at December 31st	$2,919,864	$70,869

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

5.	Notes Payable (continued)

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full.  The Company has not repaid any of the amounts due under the respective Convertible Notes.  Certain investors with outstanding principal balances of approximately $450,000 at December 31, 2008, have notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes.  The Company is currently proposing that the Convertible Note holders either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  In December 2008 three investors extended their Convertible Notes to September 2009.  From January through March 2009, two investors extended their Convertible Notes to October 2009 and two investors converted the principal balance of $675,000 plus accrued interest on their Convertible Notes to shares of common stock.  The Convertible notes that were converted into shares of common stock are classified as long-term in the accompanying balance sheet.  As of December 31, 2008, the total outstanding principal due on the Convertible Notes that have been extended or converted was $1,000,000.

Accrued interest on the notes was $268,453 and $6,152 at December 31, 2008 and 2007, respectively.

Additional Financing
During the years ended December 31, 2008 and December 31, 2007, the Company converted $108,540 and $840,547 of convertible notes payable, together with accrued interest, into 439,293 and 3,258,323 shares of common stock, respectively, at conversion rates of approximately $0.25 to $0.275 per share. The debenture holders accepted these shares in full consideration for the outstanding convertible notes. For the years ended December 31, 2008 and December 31, 2007, the Company recognized interest expense of $64,819 and $438,560, respectively, for the beneficial conversion features of these induced conversions in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt."

6.	Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer.  Rent expense for this building is $3,800 per month.  The Company recognized rent expense of $48,792 in each of years ended December 31, 2008 and 2007.  At December 31, 2008 and 2007, $105,925 and $91,320, respectively, were included in accounts payable for amounts owed to these stockholders.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

6.	Related Party Transactions (continued)

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of December 31, 2008 and 2007 of $1,147,389 and $1,089,472, respectively.

The Company regularly grants equity awards to management and the Board of Directors as compensation for their services under the compensation plan described in Note 9.  In addition, during the year ended December 31, 2008, the Company granted the Chief Executive Officer a fully vested warrant to purchase 3,000,000 shares of the Company’s common stock.  The fair value of this warrant of approximately $687,000 is included in selling, general and administrative expenses for the year ended December 31, 2008.

7.	Authorized Shares

During the year ended December 31, 2008, the Company’s board of directors approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares.

8.	Preferred Stock

The Company's Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $.01 to be issued in series with terms and conditions to be determined by the Board of Directors. The Company has designated 400,000 shares of Series A convertible preferred stock; 1,000,000 shares of Series B convertible preferred stock; 500,000 shares of Series C convertible preferred stock; and 1,100,000 shares of Series D convertible preferred stock. The Series A through D convertible preferred stock rank senior to the common stock as to dividends and liquidation. Each share of Series A through D convertible preferred stock is convertible into one share of common stock, except in specified circumstances as defined by the Company's Certificate of Incorporation, and is automatically converted into common stock upon the occurrence of an initial public offering that meets certain criteria. During the year ended December 31, 2007, the preferred stock holders converted all of the outstanding preferred stock into 2,500,000 shares of common stock. No dividend or distribution may be paid on any shares of the Company's common stock unless an equivalent dividend or distribution is paid on the Series A through D convertible preferred stock.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

9.	Stock Options and Warrants

The stockholders of the Company approved the 2000 Equity Compensation Plan (the “Equity Plan”) that provides for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals.  The Company’s Board of Directors has approved and made available an aggregate 11,093,882 shares of common stock to be issued pursuant to the Equity Plan.

The Company also grants warrants, which are not included in the Equity Plan, to employees, consultants and other service providers in lieu of cash compensation.

Stock-based awards become exercisable at such times and in such installments as set by the Board of Directors.  Awards for prior service are immediately vested and awards for future service are vested in equal increments, generally over a two to three year period. Option awards are exercisable for a period of 10 years from the date of grant.  Warrant awards are exercisable for a period of 5 years from the date of grant.

The Company recorded approximately $1,184,000 and $359,000 of stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively, related to awards issued under the Equity Plan and other warrant issuances. These amounts are included in selling, general and administrative expenses.

A summary of activity related to the Equity Plan and warrant issuances during the year ended December 31, 2008, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	19,069,081	$0.26
Granted	10,692,475	$0.27
Exercised	-	-
Forfeited or expired	(687,000)	$0.30
Outstanding at December 31, 2008	29,074,556	$0.27	4.24	$38,394
Exercisable at December 31, 2008	27,797,993	$0.26	3.86	$35,727

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

9.	Stock Options and Warrants (continued)

Assumptions used to determine the grant-date fair value of stock-based awards during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Dividend rate	0%	0%
Risk free interest rate	2.64% – 3.98%	3.32% - 5.13%
Term	5 – 10 years	5 – 10 years
Volatility	80% – 114%	71% – 90%
Forfeiture rate	22%	0%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The expected dividend rate is based upon the Company’s history of dividends. The expected term of the awards represents the period of time the awards are expected to be outstanding. Expected volatility is based on a peer company’s actual historical volatility and forfeitures are estimated based on actual historical experience.

The weighted-average grant-date fair values of stock-based awards granted or issued during the years ended December 31, 2008 and 2007 were $0.27 and $0.26, respectively.

Unrecognized compensation costs related to non-vested stock-based compensation arrangements were approximately $473,000 and $272,000 as of December 31, 2008 and 2007, respectively; these costs will be recognized over a weighted average period of 1.07 years and 3.0 years, respectively.

The following table summarizes non-vested stock-based awards:

		Weighted
		Average
		Grant-Date
Non-vested Stock Options and Warrants	Shares	Fair Value
Non-vested at January 1, 2008	1,036,198	$0.26
Granted	10,692,475	$0.27
Vested	(9,765,110)	$0.25
Forfeited	(687,000)	$0.30
Non-vested at December 31, 2008	1,276,563	$0.37

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

10.	Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000.  This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years.  In addition, the Company received royalties of $100,000 in each of the first three years of the agreement.  The Company recognized revenue of approximately $77,000 for this agreement during each of the years ended December 31, 2008 and 2007.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000.  This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $7,100 for this agreement during each of the years ended December 31, 2008 and 2007.

11.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives.  These agreements provide for minimum levels of compensation during current and future years.  In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into a consulting agreement dated September 1, 2005 with a financial consulting company (“Consulting Company”) by which the Consulting Company agreed to assist the Company in the procurement of equity and debt financing.  In exchange for these services, two of the shareholders of the Company assigned outstanding convertible notes due to them from the Company, valued at $627,723, to the Consulting Company. The Company accounted for this transaction as a capital contribution by the stockholders for the forgiveness of their notes. In turn, the Consulting Company received an option to purchase shares of the Company’s stock. On December 23, 2005, the Company terminated the Consulting Agreement for lack of performance by the Consulting Company. During the year ended December 31, 2008, the Consulting Company assigned its rights to the vested portion of the option with a fair value of $244,000 to a third-party and released the Company from liability. The third party exercised this option into 2,440,000 shares of the Company’s common stock in June 2008. The Company has no further obligations of any nature to the Consulting Company.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

11.	Commitments and Contingencies (continued)

In May of 2006, the United States Patent Office (“USPTO”) informed the Company that an interference proceeding had been initiated between the Company’s patent number US 6,413,298 and a pending patent application assigned to another corporation. A final ruling by the USPTO in favor of the Company was issued in September 2008.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe (the “Registration Agreement”).  The Company will incur penalties and damages of up to approximately $236,000 if it does not file an effective registration statement pursuant to the terms of the Registration Agreement.  On November 12, 2008, the Company filed an effective registration statement for 14,750,000 of the 29,500,000 shares underlying the Convertible Notes and related warrants.  As of December 31, 2008 and 2007, the Company has recorded a liability of $41,000 and $73,500 for the Registration Agreement.

In June 2008, the Company hired a consultant to assist in evaluating possible environmental credit opportunities.  A portion of any such credits obtained, or revenue generated from the sale thereof, is payable by the Company to the consultant.

12.	Income Taxes

There is no current or deferred income tax expense or benefit to continuing operations for the years ended December 31, 2008 and 2007.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	2008	2007
Tax benefit at U.S. statutory rate	$(2,033,100)	$(760,000)
State income tax benefit, net of federal benefit	(217,100)	(52,100)
Effect of non-deductible expenses	3,000	23,800
SFAS No. 123(R) expense	403,000	98,400
Non-deductible interest	-	149,100
Other adjustments	1,383,000	-
Change in valuation allowance	461,200	540,800
	$0	$0

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007

12.	Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Deferred tax assets (liabilities), current:
Bonus payable	$108,300	$108,300
Accrued deferred compensation payable	323,500	303,900
Other	49,100	5,000
Deferred license revenue	31,700	31,700
Valuation allowance	(512,600)	(448,900)
	$0	$0
Deferred tax assets (liabilities), noncurrent:
Deferred license revenue	$110,600	$142,200
Property and equipment	3,400	3,400
Net operating loss	6,600,100	6,171,000
Valuation allowance	(6,714,100)	(6,316,600)
	$0	$0

As of December 31, 2008 and 2007, the Company had federal and state net operating loss carry-forwards totaling approximately $19,000,000 and $16,400,000, respectively, which begin expiring in 2012. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2008 and 2007 because it is more likely than not that the Company will not be able to utilize these assets.

As of December 31, 2008, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2008. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2008 and 2007
13.	Subsequent Event

On March 9, 2009, the Company entered into subscription agreements with two investors pursuant to which the investors purchased 676,923 shares of Company’s Common Stock and a five year warrant to purchase an additional 338,462 shares of Common Stock at an exercise price of $.26 per share. The aggregate gross proceeds received by Company for these sales were $176,000.  If the market price of the Company’s stock is $1.50 per share for ten consecutive trading days the Company may require that the warrants be exercised or they will automatically terminate.