Form 10-Q
period 2009-03-31
DAIS ANALYTIC CORP
filed 2009-05-20
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 17,052,978 shares of the Registrant’s $0.01 par value common stock outstanding as of May 18, 2009.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation
Condensed Balance Sheets

	March 31, 2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$11,757	$26,867
Accounts receivable	73,778	188,970
Inventory	154,411	147,128
Loan costs, net of accumulated amortization	-	1,004
Prepaid expenses and other current assets	44,519	31,181
Total current assets	284,465	395,150

Property and equipment, net of accumulated depreciation of $309,510 and $307,286 at March 31, 2009 and December 31, 2008, respectively	24,710	26,933

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $98,731 and $96,389 at March 31, 2009 and December 31, 2008, respectively	41,787	44,129
Total other assets	44,067	46,409
	$353,242	$468,492

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $118,123 and $105,925 at March 31, 2009 and December 31, 2008, respectively	$439,232	$380,022
Accrued compensation and related benefits, related party	1,206,939	1,147,389
Current portion of deferred revenue	84,145	84,145
Current portion of notes payable, net of unamortized discount of $0 and $30,137 at March 31, 2009 and December 31, 2008, respectively, including related party payable of $5,624 and $624 at March 31, 2009 and December 31, 2008, respectively	2,280,624	2,245,488
Accrued expenses, other	315,644	340,115
Total current liabilities	4,326,584	4,197,159

Long-term liabilities:
Long-term portion of notes payable, net of unamortized discount of $6,965	-	675,000
Deferred revenue, net of current portion	272,733	293,769
Total long-term liabilities	272,733	968,769

Stockholders’ deficit:
Series A preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $.01 par value; 100,000,000 and 50,000,000 shares authorized; 16,739,945 and 12,162,398 shares issued; 16,482,732 and 11,905,185 shares outstanding at March 31, 2009 and December 31, 2008, respectively	167,399	121,624
Capital in excess of par value	26,308,318	25,253,196
Prepaid services paid for with common stock	(24,125)	(23,375)
Accumulated deficit	(29,425,555)	(28,776,769)
Treasury stock at cost, 257,213	(1,272,112)	(1,272,112)
Total stockholders’ deficit	(4,246,075)	(4,697,436)
	$353,242	$468,492

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Sales	$136,317	$192,474
License fees	21,036	21,037

	157,353	213,511

Expenses:
Cost of goods sold	106,600	159,933
Selling, general and administrative	543,378	1,405,749

	649,978	1,565,682

Loss from operations	(492,625)	(1,352,171)

Other expense (income):
Interest expense	156,197	859,220
Interest income	(36)	(10,756)
	156,161	848,464

Net loss	$(648,786)	$(2,200,635)

Net loss per common share, basic and diluted	$(0.05)	$(0.24)

Weighted average number of common shares, basic and diluted	13,098,367	9,174,764

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2009

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Prepaid Services Paid for with Common Stock	Treasury Stock	Stockholders’ Deficit
Balance, December 31, 2008	-	$-	12,162,398	$121,624	$25,253,196	$(28,776,769)	$(23,375)	$(1,272,112)	$(4,697,436)

Issuance of common stock for conversion of notes payable and related accrued interest (unaudited)	-	-	3,739,778	37,398	710,557	-	-	-	747,955
Issuance of common stock for services, net of amortization of $53,875 (unaudited)	-	-	160,846	1,608	33,372	-	(750)	-	34,230
Stock compensation expense (unaudited)	-	-	-	-	78,715	-	-	-	78,715
Issuance of warrants (unaudited)	-	-	-	-	63,247	-	-	-	63,247
Issuance of common stock and warrants for cash (unaudited)	-	-	676,923	6,769	169,231	-	-	-	176,000
Net loss for the three months ended March 31, 2009 (unaudited)	-	-	-	-	-	(648,786)	-	-	(648,786)

Balance, March 31, 2009 (unaudited)	-	$-	16,739,945	$167,399	$26,308,318	$(29,425,555)	$(24,125)	$(1,272,112)	$(4,246,075)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(648,786)	$(2,200,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,565	3,517
Amortization of deferred loan costs	1,004	23,854
Amortization of discount on convertible notes	144	374,506
Amortization of the beneficial conversion feature on convertible notes	29,992	329,467
Issuance of common stock for future services and amortization of common stock issued for future services	34,230	3,766
Issuance of common stock warrants for conversion of notes payable	63,247	43,111
Stock compensation expense	78,715	184,886
Value of beneficial conversion feature for conversion of notes payable and related accrued interest	-	21,708
(Increase) decrease in:
Accounts receivable	115,192	(118,447)
Inventory	(7,283)	(44,594)
Prepaid expenses and other current assets	(13,338)	13,547
Increase (decrease) in:
Accounts payable and accrued expenses	107,694	(39,903)
Accrued compensation and related benefits	59,550	844,644
Deferred revenue	(21,036)	(21,037)
Net cash used by operating activities	(196,110)	(581,610)

Financing activities
Proceeds from issuance of notes payable	5,000	500,000
Proceeds received from escrow	-	1,000,000
Payments on notes payable	-	(100,000)
Payments for loan costs	-	(34,000)
Issuance of common stock for cash	176,000	-
Net cash provided by financing activities	181,000	1,366,000

Net (decrease) increase in cash and cash equivalents	(15,110)	784,390

Cash and cash equivalents, beginning of period	26,867	504,232

Cash and cash equivalents, end of period	$11,757	$1,288,622

Cash paid during the year for interest	$73,006	$15,028

Supplemental disclosures of cash flow information and noncash financing activities:

During the three months ended March 31, 2009, the Company issued 160,846 shares of common stock valued at $34,980 for future services.

During the three months ended March 31, 2009, the Company issued 3,739,778 shares of common stock in conversion of $675,000 of notes payable and $72,955 of accrued interest.

During the three months ended March 31, 2008, the Company issued 434,164 shares of common stock in conversion of $100,000 of notes payable and $8,540 of accrued interest.

During the three months ended March 31, 2008, the Company issued 140,000 shares of common stock for future services value at $35,000.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2009
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

2.         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended March 31, 2009, the Company incurred a net loss of $648,786.  As of March 31, 2009, the Company has an accumulated deficit of $29,425,555, negative working capital of $4,042,119 and a stockholder’s deficit of $4,246,075 and are in default on notes in the aggregate principal amount of $1,850,000.  In view of these matters, there is substantial doubt that the Company will continue as a going concern.  The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2009 and 2008, (b) the financial position at March 31, 2009 and December 31, 2008, and (c) cash flows for the three month periods ended March 31, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 31, 2009.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2009.

The significant accounting policies followed are:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

3.         Significant Accounting Policies (continued)

Loan and stock issuance costs - Direct loan costs incurred with the issuance of notes payable are deferred and amortized to interest expense over the life of the related notes payable.  For the three months ended March 31, 2009 and 2008, the Company incurred amortization from direct loan costs of $1,004 and $23,854, respectively.

Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Inventory - Inventory consists of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market.  Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales. Warranty cost has been immaterial to our overall operations. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated.  The Company recognized revenue of $21,036 and $21,037 from license agreements for the three month periods ended March 31, 2009 and 2008, respectively.

Employee stock options - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant under SFAS 123(R) is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Dividend rate	0%	0%
Risk free interest rate	1.65% – 1.92%	2.64% - 3.45%
Term	5 – 10 years	5 – 10 years
Volatility	92% – 93%	80% – 114%

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on historical experience of forfeitures, the Company estimated forfeitures at zero percent for the period ended March 31, 2009 and 2008 and incorporated this rate in the estimated fair value of employee option grants during 2009 and 2008.

Dais Analytic Corporation
Notes to Condensed Financial Statements
 Three Months ended March 31, 2009
(Unaudited)

3.         Significant Accounting Policies (continued)

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those financial assets and liabilities as of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

•
Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, prepaid and other current expenses, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied FAS No. 157, “Fair Value Measurements” (FAS 157), for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position (FSP) FAS 157-2, “Effective Date of FAS 157” (FSP 157-2), which postponed the effective date of FAS 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of FSP 157-2 did not have an impact on the Company’s financial position or results of operations.

Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2009 and 2008, the Company had 30,520,161 and 24,338,849 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis. SFAS 141(R) requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. SFAS 141(R) also requires that acquisition costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. SFAS 141(R) will only affect the Company’s financial condition or results of operations to the extent it has business combinations after the effective date.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, all of which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity of an asset or liability have significantly decreased from normal market activity. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim reporting of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance in determining whether a debt security is other-than-temporarily impaired and expands the disclosures of other-than-temporarily impaired debt and equity securities. The adoption of each of these FSPs is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31,, 2009
(Unaudited)
  4.         Notes Payable

Notes payable consist of the following at March 31, 2009:

Convertible notes payable; interest at 9%; maturing from December 2008 to October 2009, collateralized by the Company’s patents and patent applications	$2,275,000
Note payable to a related party; non-interest bearing; due on demand; unsecured	5,624
Current portion of notes payable	$2,280,624

 Convertible Notes Payable

During December 2007 and January 2008, the Company issued convertible promissory notes (the “Convertible Notes”) and warrants to purchase common stock in exchange for proceeds totaling $2,950,000.  The Convertible Notes bear interest at 9% per annum and have stated maturity dates from December 2008 to January 2009.  The Convertible Notes are repayable in cash or convertible into shares of the Company’s stock at a rate of one share per $0.20 of outstanding principle and interest.  Warrants to purchase 14,750,000 shares of the Company’s common stock accompanying the Convertible Notes are subject to certain limitations, exercisable at $0.25 per share, vest immediately, and expire between December 2012 and January 2013.

The Convertible Notes contain an embedded conversion feature.  The Company accounted for this conversion feature and detachable warrants in accordance with EITF Issue No. 98-5, “Accounting for Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”  In accordance with these standards, the Company allocated the proceeds from issuance of the convertible notes to the beneficial conversion feature and the warrants based on their relative fair values.  The Company considered EITF No. 00-19 and concluded that the warrants should be recorded as a component of permanent equity.

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital.  The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 were amortized over the term of the Convertible Notes.  For the three months ended March 31, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $30,136 and $703,973, respectively.

The following table presents a reconciliation of the proceeds received from the financing to the carrying value of the Convertible Notes:

Principal balance of convertible notes	$2,950,000
Relative fair value of the warrants	(1,566,563)
Beneficial conversion feature	(1,383,437)
Amortization of the discount	1,566,563
Amortization of the beneficial conversion feature	1,383,437
Conversion of notes payable into common stock	(675,000)
Carrying value at March 31, 2009	$2,275,000

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full.  The Company has not repaid any of the amounts due under the respective Convertible Notes.  Certain investors with outstanding principal balances of approximately $450,000 at December 31, 2008, have notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes.  The Company is currently proposing that the Convertible Note holders either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  In December 2008 three investors extended the term of their Convertible Notes and in the three month period ending March 31, 2009 two investors extended the term of their Convertible Notes. The total face value of these Convertible Notes was $ 375,000 of which $250,000 in face value was extended to September of 2009 and the remainder to October of 2009.  In addition, during the three months ended March 31, 2009 two investors converted the principal balance of $675,000 plus accrued interest of $72,955 on their Convertible Notes into 3,739,778 shares of common stock.  These investors also received an additional 1,123,875 warrants, exercisable immediately at $0.25 per share and valued at $63,247, which was recorded as interest expense during the three months ended March 31, 2009.  Accrued interest on the notes was $257,258 and $268,453 at March 31, 2009 and December 31, 2008, respectively.

Dais Analytic Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

5.         Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer.  Base rent expense is $3,800 per month.  The Company recognized rent expense of $12,198 in each of the three-month periods ended March 31, 2009 and 2008.  These amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties. However, at the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the lease was on terms no less favorable to the Company than could generally be obtained from independent parties.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of March 31, 2009 of $1,206,939.

The Company regularly grants equity awards to management and the Board of Directors as compensation for their services under the compensation plan described in Note 6.

6.         Stock Options and Warrants

At March 31, 2009, the Company has a stock option plan (the “2000 Plan”) that provides for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals.  As of March 31, 2009, the Company’s Board of Directors approved and made available 11,093,882 shares of common stock to be issued pursuant to 2000 plan.    The 2000 Plan permits grants of options of common shares authorized and approved by the Company’s Board of Directors for issuance prior to enactment of the 2000 Plan.

The following summarizes the information relating to outstanding stock options  activity during the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years)	Aggregate Intrinsic Value
Shares under option at December 31, 2008	8,606,556	$0.27
Granted	-	-
Exercised	-	-
Forfeited or expired	(16,732)	$5.00
Outstanding at March 31, 2009	8,589,824	$0.25	7.60	$57,590
Exercisable at March 31, 2009	7,471,067	$0.25	6.46	$53,857

Dais Analytic Corporation
Notes to Condensed Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

6.         Stock Options and Warrants (continued)

Stock compensation expense was $78,715 for the three month period ending March 31, 2009 and is recorded in selling, general and administrative expenses.

As of March 31, 2009, there was $376,684 of unrecognized stock-based compensation expense related to non vested stock options.  This expense will be recognized over a weighted average period of .71 years.

The following table represents our non vested share-based payment activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2008	1,276,563	$0.37

Granted	-	-
Vested	(157,809)	$0.30
Forfeited	-	-

Nonvested options – March 31, 2009	1,118,754	$0.26

Warrants

At March 31, 2009, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements, consulting agreements and employment agreements.  Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	2.74	$0.55
Warrants-Additional Financing	428,637	3.46	$0.40
Warrants-Robb Trust Note	50,000	3.20	$0.55
Warrants-Financing	14,750,000	2.08	$0.25
Warrants-Placement Agent Warrants	1,792,308	3.91	$0.25
Warrants-Tangredi	3,000,000	4.01	$0.36
Warrants-Ehrenberg	250,000	4.35	$0.30
Warrants-Note Conversions	1,123,875	4.94	$0.25
Warrants-Stock Purchases 2009	338,462	4.94	$0.26
Total	21,930,337

7.         Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives.  These agreements provide for minimum levels of compensation during current and future years.  In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full.  The Company has not repaid any of the amounts due under the respective Convertible Notes.  Certain investors with outstanding principal balances of approximately $450,000 have notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes.  The Company is currently proposing that the Convertible Note holders either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  Certain investors have extended the maturity dates of their notes or converted their notes to common stock

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe.  The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the   registration statement effective pursuant to the terms of this agreement.  As of March 31, 2009, the Company has recorded a liability of $41,000 related to this agreement.

In June 2008, the Company hired a consultant to assist in evaluating possible environmental credit opportunities.  A portion of any such credits obtained, or revenue generated from the sale thereof, is payable by the Company to the consultant.

8.         Subsequent events

In April 2009, the Company obtained a $125,000 unsecured loan from a related party.  There is no stated interest rate and no specified terms of repayment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our Form 10K filed with the Securities and Exchange Commission on March 31, 2009.

 THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY  FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2009. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS , OR OTHERWISE ,EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2009	2008
Revenues	$157,354	$224,267
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$106,600	$159,933
Percentage of revenues	67.7%	71.3%

Selling, general and administrative expenses	$543,378	$1,405,749
Percentage of revenues	345.3%	560.1%

Interest Expense	$156,197	$859,220
Percentage of revenues	99.2%	383.1% %

Net loss	$(648,786)	$(2,200,635)
Percentage of revenues	(412.3)%	(981.3)%

Summary of Three Months Ended March 31, 2009  Results of Operations

REVENUES: Total revenues for the three months ended March 31, 2009 and 2008 were $157,353  and $213,511 respectively, a decrease of $56,158 or 26.3%. The decrease in revenues in the 2009 period is primarily attributable to  the cancellation or delay by customers in the delivery of orders totaling $253,000 The aforementioned orders were cancelled or delayed, per customers, due to the intended end  recipients’ delay or cancellation of projects as a result of the economic downturn.  During the three months ended March 31, 2009 and 2008, three and two customers accounted for approximately 69% and 73% of revenues, respectively

COST OF GOODS SOLD: Cost of goods sold decreased $53,333 to $106,600 and represented 67.7% of revenues, for the three months ended March 31, 2009 compared to $159,933 or 74.9% of revenues for the three months ended March 31, 2008.  The decrease in 2009 is primarily attributable to a decrease in the cost of materials due to lower sales and implementation by the Company of improvements to the production process of certain product components.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $543,378 for the three months ended March 31, 2009 decreased $862,378 from $1,405,749 in the same period of 2008 or 65.7%. This decrease is primarily due to a decrease in stock based compensation awards of approximately $800,000 from the 2008 period coupled with an increase in payroll expenses of approximately $47,000 in the 2009 period.

INTEREST EXPENSE: Interest expense was $156,197 for the three months ended March 31, 2009 compared to $859,220 for the same period of 2008, a decrease of $703,023.  During the three months ended March 31, 2009, interest expense was comprised of amounts related to convertible notes issued from December 2007 to January 2008, including approximately $62,000 of interest payable to the note holders, loan cost amortization of approximately $1,000, $30,000 for the amortization of the note discount and embedded beneficial conversion feature, described in Note 4 to the Condensed Financial Statements and approximately $63,000 in expense relating to warrants issued to induce conversion of principal and interest accrued on  two convertible notes having a principal value of $675,000.  Interest expense for the three months ended March 31, 2008 relates primarily to amortization of the beneficial conversion feature and discount on outstanding notes payable. The decrease in interest expense is due to the fact that the beneficial conversion feature and discount on the notes payable became fully amortized during the three months ended March 31, 2009.

NET LOSS: Net loss for the three months ended March 31, 2009 decreased by $1,551,849 to $648,786 from $2,200,635 for the three months ended March 31, 2008. The decrease in net loss is primarily due to the decrease in cost of sales, selling, general and administrative expenses and interest expense discussed above.

.
Liquidity and Capital Resources

The Company finances its operations primarily through sales of its ConsERV™ products, sales of its common stock, the issuance of convertible promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations.  We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which is not expected for several years.  Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market.  Our profitability will require the successful commercialization of our ConsERV™ products and any future products we develop. No assurances can be given when this will occur.

In December 2008 and January 2008 we issued $2,950,000 of one year Convertible Notes. At March 31, 2009, we had outstanding debt from  9% convertible secured promissory notes of $2,275,000 plus related interest. The notes matured commencing in December 2008 through January 2009. We did not have adequate funds to repay the notes upon maturity. The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications. .  Certain investors with outstanding principal balances of approximately $450,000 at December 31, 2008, notified the Company that they are asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes.  The Company is currently proposing that the Convertible Note holders either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest. In December 2008 three investors agreed to extend the term of their Convertible Notes and in the three month period ending March 31, 2009 two  investors  agreed to extended the term of their Convertible Notes. The total face value of these Convertible Notes is $ 375,000 of which $250,000 in face value was extended to September of 2009 and the remainder to October of 2009. During the three month period ending March 31, 2009 two investors converted the principal balance of $675,000 plus accrued interest of $72,955 on their Convertible Notes into 3,739,778 shares of common stock.   The Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all, and we are currently unable to pay the notes that have matured. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates.  There is no guarantee that any re-negotiated terms we may be able to secure would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations.  In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock pursuant to their terms, or (iii) we are not able to negotiate extensions to the maturity dates of the notes, note holders will have the option to foreclose on all of our patents and those patent applications securing the notes, which would likely result in the failure of our business.

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

We will be dependent upon our existing cash of $11,757, together with a $125,000 unsecured loan received in April 2009, product sales and additional debt and equity issuances to finance our operations through the next 12 months.  We plan to raise additional capital of approximately $13 to $18 million, net of offering costs, during the next nine to twelve months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through March 31, 2010.  We currently have no commitments for any such funds.

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

Statement of Cash Flows

        The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2009	2008
Cash flows used in operating activities	$(196,110)	$(581,610)
Cash flows used in investing activities	-	-
Cash flows provided by financing activities	181,000	1,366,000
Net (decrease) increase in cash and cash equivalents	$(15,110)	$784,390

Net cash used in operating activities was $196,110 for the three months ended March 31, 2009 as compared to $581,610 for the same period in 2008.

During the three months ended March 31, 2009, financing activities provided $181,000 of cash from net proceeds from the issuance of common stock of $176,000 and $5,000 proceeds from the issuance of a note payable.  During the three months ended March 31, 2008, the cash flows provided by financing activities was mainly attributable to the issuance of notes payable and the release of cash from escrow.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customers requested delays in delivery or production of orders in process. Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.    CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

The status of our legal proceedings, as disclosed in our Annual Report remains unchanged.

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

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in our Form 8-K, filed with the Securities and Exchange Commission on March 13, 2009, Company has not issued securities during the period pertaining to this Form 10-Q filing.

Item 3.    Defaults Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.    Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.    Other Information

The Company does not have any other material information to report with respect to the three month period ended Month 31, 2009.

Item 6.    Exhibits

No.
3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*

3.9	Bylaws of The Dais Corporation*

4.1	Form of Non-Qualified Stock Option Agreement*

4.2	Form of Non-Qualified Option Agreement*

4.3	Form of Warrant (Daily Financing)*

4.4	Form of Warrant (Financing)*

4.5	Form of Warrant (Robb Trust Note and Additional Financing)*

4.6	Form of Placement Agent Warrant (Financing)*

4.7	Form of 9% Secured Convertible Note (Financing)*

4.8	Form of Note (Robb Trust Note)*

4.9	Form of Amendment to Note (Robb Trust Note)*

4.10	Form of Warrant (Note Conversion)**

4.11	Form of Warrant (Gostomski and Weston)**

10.1	2000 Equity Compensation Plan*

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*

10.7	Form of Subscription Agreement (Daily Financing)*

10.8	Form of Subscription Agreement (Financing)*

10.9	Form of Registration Rights Agreement (Financing)*

10.10	Form of Secured Patent Agreement (Financing)*

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*

14.1	Code of Ethics***

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.

**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.

***	Incorporated by reference to the exhibits included with the Annual Report on Form 10-K, as filed March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated: May 20, 2009
Timothy N. Tangredi
President and Chief Executive Officer (Principal Executive Officer)

/s/ HAROLD MANDELBAUM	Dated: May 20, 2009
Harold Mandelbaum
Chief Financial Officer (Principal Financial and Accounting Officer)