Form 10-Q
period 2009-06-30
DAIS ANALYTIC CORP
filed 2009-08-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 333-152940

DAIS ANALYTIC CORPORATION
(Exact name of Registrant as specified in its charter)

New York	14-1760865

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11552 Prosperous Drive, Odessa, FL 33556
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727) 375-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 19,080,037shares of the Registrant’s $0.01 par value common stock outstanding as of August 13, 2009.

Dais Analytic Corporation

INDEX

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation
Balance Sheets

	June 30, 2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash	$34,888	$26,867
Accounts receivable	273,564	188,970
Inventory	138,591	147,128
Loan costs, net of accumulated amortization	—	1,004
Prepaid expenses and other current assets	57,032	31,181
Total current assets	504,075	395,150

Property and equipment, net of accumulated depreciation of $311,734 and $307,286 at June 30, 2009 and December 31, 2008, respectively	22,486	26,933

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $101,327 and $96,389 at June 30, 2009 and December 31, 2008, respectively	54,444	44,129
Total other assets	56,724	46,409

	$583,285	$468,492

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $130,321 and $105,925 at June 30, 2009 and December 31, 2008, respectively	$558,847	$380,022
Accrued expenses, other	338,029	340,115
Accrued compensation and related benefits	1,245,189	1,147,389
Current portion of deferred revenue	84,145	84,145
Current portion of notes payable, net of unamortized discount of $0 and $30,137 at June 30, 2009 and December 31, 2008, respectively, including related party payable of $62,524 and $624 at June 30, 2009 and December 31, 2008, respectively	2,087,524	2,245,488
Total current liabilities	4,313,734	4,197,159

Long-term liabilities:
Long-term portion of notes payable, net of unamortized discount of $6,965	—	675,000
Deferred revenue, net of current portion	251,697	293,769
Total long-term liabilities	251,697	968,769

Stockholders’ deficit:
Series A preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.01 par value; 100,000,000 shares authorized; 18,773,969 and 12,162,398 shares issued; 18,516,756 and 11,905,185 shares outstanding at June 30, 2009 and December 31, 2008, respectively	187,740	121,624
Capital in excess of par value	26,872,179	25,253,196
Prepaid services paid for with common stock	—	(23,375)
Accumulated deficit	(29,769,953)	(28,776,769)
Treasury stock at cost, 257,213	(1,272,112)	(1,272,112)
Total stockholders’ deficit	(3,982,146)	(4,697,436)

	$583,285	$468,492

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Sales	$507,318	$263,043	$643,634	$455,517
License fees	21,035	21,035	42,072	42,072

	528,353	284,078	685,706	497,589

Expenses:
Cost of goods sold	337,574	218,057	444,544	377,990
Selling, general and administrative	439,426	502,304	982,798	1,758,403

	777,000	720,361	1,427,342	2,136,393

Loss from operations	(248,647)	(436,283)	(741,636)	(1,638,804)

Other expense (income):
Interest expense	95,353	831,435	251,585	1,690,655
Interest income	—	(5,526)	(37)	(16,282)

	95,353	825,909	251,548	1,674,373

Net loss	$(344,000)	$(1,262,192)	$(993,184)	$(3,313,177)

Net loss per common share, basic and diluted	$(0.02)	$(0.13)	$(0.06)	$(0.36)

Weighted average number of common shares, basic and diluted	17,821,497	9,470,517	15,600,875	9,208,487

Dais Analytic Corporation
Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2009

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit			Prepaid Services Paid for with Common Stock	Treasury Stock	Stockholders’ Deficit

Balance, December 31, 2008	$-	$-	12,162,398	$121,624	$25,253,196	$		(28,776,769)	$(23,375)	$(1,272,112)	$(4,697,436)

Issuance of common stock for conversion of notes payable and related accrued interest (unaudited)	-	-	5,129,648	51,297	974,634		-	-	-	-	1,025,931
Issuance of common stock and warrant for services (unaudited)	-	-	208,846	2,088	67,657			-	23,375	-	93,120
Stock compensation expense (unaudited)	-	-	-	-	148,306		-	-	-	-	148,306
Issuance of warrants for debt conversion (unaudited)	-	-	-	-	110,117			-	-	-	110,117
Issuance of common stock and warrants for cash (unaudited)	-	-	1,273,077	12,731	318,269		-	-	-	-	331,000
Net loss for the six months ended June 30, 2009 (unaudited)	-	-	-	-	-		-	(993,184)	-	-	(993,184)

Balance, June 30, 2009 (unaudited)	$-	$-	18,773,969	$187,740	$26,872,179	$		(29,769,953)	-	$(1,272,112)	$(3,982,146)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2009	2008

Operating activities
Net loss	$(993,184)	$(3,313,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,385	8,464
Amortization of deferred loan costs	1,004	52,742
Amortization of discount on convertible notes	144	772,165
Amortization of the beneficial conversion feature on convertible notes	29,992	667,287
Write off of deferred noncash offering costs	—	55,000
Stock based compensation	148,306	946,202
Issuance of common stock for future services and amortization of common stock issued for future services	65,395	2,125
Issuance of common stock warrants for conversion of notes payable	110,117	43,111
Issuance of options and warrants for services	27,726	—
Value of beneficial conversion feature for conversion of notes payable and related accrued interest	—	21,708
(Increase) decrease in:
Accounts receivable	(84,594)	(187,874)
Inventory	8,537	(44,933)
Prepaid expenses and other current assets	(25,851)	(5,832)
Increase (decrease) in:
Accounts payable and accrued expenses	277,669	69,615
Accrued compensation and related benefits	97,800	21,876
Deferred revenue	(42,072)	(42,072)
Net cash used by operating activities	(369,626)	(933,593)

Investing activities
Purchase of property and equipment	—	(14,647)
Increase in patents	(15,253)	—
Net cash used by investing activities	(15,253)	(14,647)

Financing activities
Proceeds from issuance of notes payable	—	500,000
Proceeds of issuance of notes payable, related party	61,900	—
Proceeds received from escrow	—	1,000,000
Payments on notes payable	—	(100,000)
Payments for loan costs	—	(34,000)
Issuance of common stock for cash	331,000	—
Net cash provided by financing activities	392,900	1,366,000

Net increase in cash	8,021	417,760

Cash, beginning of period	26,867	504,232

Cash, end of period	$34,888	$921,992

Cash paid for interest	$403	$10,100

Supplemental disclosures of noncash investing and financing activities:

During the six months ended June 30, 2009, the Company issued 208,846 shares of common stock valued at $69,745 for future services.
During the six months ended June 30, 2009, the Company issued 5,129,648 shares of common stock in conversion of $925,000 of notes payable and $100,930 of accrued interest.
During the six months ended June 30, 2008, the Company issued 240,000 shares of common stock valued at $86,000 as payment for future services.
During the six months ended June 30, 2008, the Company issued 439,293 shares of common stock in conversion of $100,000 of notes payable and $8,540 of accrued interest.
During the six months ended June 30, 2008, the Company issued convertible notes payable with a beneficial conversion feature of $245,106 and a discount equivalent to the relative fair value of the accompanying warrants of $254,894.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
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

2.         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six months ended June 30, 2009, the Company incurred a net loss of $993,184.  As of June 30, 2009, the Company has an accumulated deficit of $29,769,953, negative working capital of $3,809,659 and a stockholder’s deficit of $3,982,146 and is in default on notes in the aggregate principal amount of $1,450,000. In view of these matters, there is substantial doubt that the Company will continue as a going concern.  The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability.  The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.  However, there can be no assurance that the Company will be successful in its efforts.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.         Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2009 and 2008, (b) the financial position at June 30, 2009 and December 31, 2008, and (c) cash flows for the six month periods ended June 30, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and the Company’s quarterly report filed with the securities and Exchange Commission on May 20, 2009.  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2009.

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

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
(Unaudited)

3.        Significant Accounting Policies (continued)

Loan and stock issuance costs - Direct loan costs incurred with the issuance of notes payable are deferred and amortized to interest expense over the life of the related notes payable.  For the three months ended June 30, 2009 and 2008, the Company incurred amortization from direct loan costs of $0 and $28,888, respectively.  For the six months ended June 30, 2009 and 2008, the Company incurred amortization from direct loan costs of $1,004 and $52,742, respectively.

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

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales. Warranty cost has been immaterial to our overall operations. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated.  The Company recognized revenue of $21,035 and $42,072 from license agreements for each of the three and six month periods ended June 30, 2009 and 2008, respectively.

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

The value of each grant under SFAS 123(R) is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Dividend rate	0%	0%
Risk free interest rate	1.65% – 3.21%	2.64% - 3.98%
Expected term	5 – 10 years	5 – 10 years
Expected volatility	92% – 105%	80% – 114%

The basis for the above assumptions are as follows:  the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Based on historical experience of forfeitures, the Company estimated forfeitures at zero percent for the six months ended June 30, 2009 and 2008 and incorporated this rate in the estimated fair value of employee option grants during 2009 and 2008.

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include accounts receivable, prepaid and other current expenses, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At June 30, 2009 and 2008, the Company had 42,535,122 and 41,247,638 potentially dilutive common shares, respectively, which were not included in the computation of loss per share because the effect would have been antidilutive. No shares potentially issuable to satisfy the in-the-money amount of our convertible notes payable have been included in the computation of diluted loss per share as the conversion options were not in-the-money.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
 (Unaudited)

4.         Notes Payable

Notes payable consist of the following at June 30, 2009:

Convertible notes payable; interest at 9%; maturing from December 2008 to October 2009, collateralized by the Company’s patents and patent applications	$2,025,000
Notes payable to a related party; non-interest bearing; due on demand; unsecured	62,524
Current portion of notes payable	$2,087,524

 Convertible Notes Payable.

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

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital.  The fair value of the beneficial conversion feature of $1,383,437 and discount related to the warrants of $1,566,563 were amortized over the term of the Convertible Notes.  For the three months ended June 30, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $0 and $735,479, respectively.  For the six months ended June 30, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $30,136 and $1,439,452, respectively.

The following table presents a reconciliation of the proceeds received from the financing to the carrying value of the Convertible Notes:

Principal balance of convertible notes	$2,950,000
Relative fair value of the warrants	(1,566,563)
Beneficial conversion feature	(1,383,437)
Amortization of the discount	1,566,563
Amortization of the beneficial conversion feature	1,383,437
Conversion of notes payable into common stock	(925,000)
Carrying value at June 30, 2009	$2,025,000

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full.  The Company has not repaid any of the amounts due under the respective Convertible Notes. The Company is currently proposing that holders of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  In December 2008 three investors extended the term of their Convertible Notes and in the six month period ending June 30, 2009 five investors extended the term of their Convertible Notes. The total face value of these Convertible Notes was $575,000 of which $475,000 in face value was extended to September of 2009 and the remainder to October of 2009.  In addition, during the six months ended June 30, 2009 four investors converted the principal balance of $925,000 plus accrued interest of $100,930 on their Convertible Notes into 5,129,648 shares of common stock.  These investors also received an additional 1,540,125 warrants, exercisable immediately at $0.25 per share and valued at $110,117, which was recorded as interest expense during the six months ended June 30, 2009.

Four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 had notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, agreed to extend the term of their Convertible Notes to September 2009 in exchange for Company entering into a confession of judgment. Under that agreement, the three investors have the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. The total number of investors extending their Convertible Notes and the face value of said Convertible Notes, as stated in the previous paragraph, is inclusive of these three investors and the aggregate face value of their Convertible Notes. In July of 2009, the fourth investor, who had previously provided notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009.  .  As of June 30, 2009, $2,025,000 of convertible notes were outstanding, of which $575,000 have been extended to September/October 2009 with the remaining notes due and payable in full.

Accrued interest on the notes was $276,191 and $268,453 at June 30, 2009 and December 31, 2008, respectively.

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
 (Unaudited)

5.         Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer.  Base rent expense is $3,800 per month.  The Company recognized rent expense of $12,198 and $24,396 in each of the three and six month periods ended June 30, 2009 and 2008, respectively.  These amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties. However, at the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the lease was on terms no less favorable to the Company than could generally be obtained from independent parties.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of June 30, 2009 of $1,245,189.

On May 21, 2009, to evidence a loan, Company issued its Chief Executive Officer a promissory note in the principal amount of $51,900. The note is unsecured and bears a simple interest rate of 7% per annum. The principal amount plus all accrued interest is to be paid in full to the holder no later than July 31, 2009.  This note was paid in full prior to July 31, 2009.

On June 10, 2009, to evidence a loan, the Company issued a promissory note in the principal amount of $10,000 to Ethos Business Ventures, an entity in which its Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 7% per annum. The principal amount plus all interest accrued is to be paid in full to the holder no later than July 31, 2009.   This note was paid in full prior to July 31, 2009.

6.         Stock Options and Warrants

At June 30, 2009, the Company has a stock option plan (the “2000 Plan”) that provides for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals.  As of June 30, 2009, the Company’s Board of Directors approved and made available 11,093,882 shares of common stock to be issued pursuant to the 2000 plan.    The 2000 Plan permits grants of options of common shares authorized and approved by the Company’s Board of Directors for issuance prior to enactment of the 2000 Plan.

The following summarizes the information relating to outstanding stock options activity with employees during the 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years)	Aggregate Intrinsic Value

Shares under option at December 31, 2008	8,606,556	$0.27
Granted	-	-
Exercised	-	-
Forfeited or expired	(172,732)	$0.32
Outstanding at June 30, 2009	8,433,824	$0.25	7.07	$95,984
Exercisable at June 30, 2009	8,081,768	$0.25	6.73	$95,984

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2009
(Unaudited)

Stock compensation expense was $69,591 and $148,306 for the three and six month periods ending June 30, 2009, respectively.  Stock compensation expense was $74,448 and $946,202 for the three and six months ended June 30, 2008, respectively.

6.         Stock Options and Warrants (continued)

As of June 30, 2009, there was $307,093 of unrecognized employee stock-based compensation expense related to non vested stock options.  This expense will be recognized over a weighted average period of .92 years.

The following table represents our non vested share-based payment activity for the six months ended June 30, 2009:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - December 31, 2008	1,276,563	$0.37

Granted	-
Vested	(894,175)
Forfeited	(30,333)

Nonvested options – June 30, 2009	352,055	$0.22

Warrants and Options

At June 30, 2009, the Company had outstanding warrants and options to purchase the Company’s common stock which were issued in connection with multiple financing arrangements, consulting agreements and employment agreements.  Information relating to these warrants and options is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	2.49	$0.55
Warrants-Additional Financing	428,637	3.21	$0.40
Warrants-Robb Trust Note	50,000	2.93	$0.55
Warrants-Financing	14,750,000	1.83	$0.25
Warrants-Placement Agent Warrants	1,792,308	3.67	$0.25
Warrants-Tangredi	3,000,000	3.76	$0.36
Warrants-Ehrenberg	250,000	4.10	$0.30
Warrants-Consulting Agreement	250,000	4.84	$0.26
Warrants-Note Conversions	1,540,125	4.73	$0.25
Warrants-Stock Purchases 2009	636,439	4.84	$0.26
Options-Mandelbaum	200,000	4.84	$0.19
Total	23,094,564

7.         Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives.  These agreements provide for minimum levels of compensation during current and future years.  In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full.  The Company has not repaid any of the amounts due under the respective Convertible Notes.  In 2009 four investors with outstanding principal balances of approximately $450,000 in the aggregate, notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, agreed to extend the term of their Convertible Notes to September 2009 in exchange for Company entering into a confession of judgment. Under that agreement, the three investors have the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. In July of 2009, the fourth investor, who had given notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009. The Company is currently proposing that the holder of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  Certain investors have extended the maturity dates of their notes or converted their notes to common stock.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe.  The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement.  As of June 30, 2009, the Company has recorded a liability of $41,000 related to this agreement.

In June 2008, the Company hired a consultant to assist in evaluating possible environmental credit opportunities.  A portion of any such credits obtained, or revenue generated from the sale thereof, is payable by the Company to the consultant.

8.         Subsequent Events

During July 2009, the Company issued a $300,000 note payable to an investor.  The note bears 7% interest per annum, however, the repayment terms have yet to be finalized.

During July 2009, an investor holding a Convertible Note in the principal amount of $200,000 agreed to extend the term of his Convertible Note to September 2009.

In August of 2009, an investor elected to convert his Convertible Note and the related accrued interest in the amount of $85,541 into 427,706 shares of the Company’s common stock.  The investor also received an additional warrant to purchase up to 124,875 shares of Company’s common stock, at an exercise price of $.25 per share in consideration for converting the Convertible Note.

In August 2009 the Company entered an agreement describing the terms and conditions under which a Consultant serves as the Chief Financial Officer.  As payment for said services, Company has issued the Consultant an option to purchase 200,000 shares of the Company’s common stock and will make a cash payment to Consultant of $3,333 per month.  The 200,000 options shall be exercisable at a price of $.19 per share for a period of 10 years from the option grant date and will vest as follows: (i) 50,000 options upon the three month anniversary of the option grant date, and (ii) 50,000 options shall vest every three (3) months thereafter until the entire number of options is vested.

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

 THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY  FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2009. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE ,EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

Our revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower  their client’s energy costs and emissions, and (iv)  from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences).  In addition, the Company and its independent sales representative sales force will work to secure orders for ConServ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships to HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$528,353	$284,078	$685,706	$497,589
Percentage of revenues	100%	100.0%	100%	100.0%

Cost of goods sold	$337,574	$218,057	$444,544	$377,990
Percentage of revenues	63.9%	76.8%	64.8%	76.0%

Selling, general and administrative expenses	$439,426	$502,304	$982,798	$1,758,403
Percentage of revenues	83.2%	176.8%	143.3%	353.4%

Interest expense	$95,353	$831,435	$251,585	$1,690,655
Percentage of revenues	18.0%	292.7%	36.7%	339.8%

Net loss	$(344,000)	$(1,262,192)	$(993,184)	$(3,313,177)
Percentage of revenues	(65.1)%	(444.3)%	(144.8)%	(665.9)%

Summary of Three Months Ended June 30, 2009 Results of Operations

REVENUES: Total revenues for the three months ended June 30, 2009 and 2008 were $528,353 and $284,078, respectively, an increase of $244,275 or 86%. The increase in revenues in the 2009 period is primarily attributable to the Company increasing the sales price of the ConsERV products and an increase in the number and magnitude of its sales transactions. The Company also attributes the sales increase to a realignment of its independent sales representatives, the increase in the number of such sales representatives and the hiring of an additional internal sales person and engineer to support its sales staff.  During the three months ended June 30, 2009 and 2008, four and two customers accounted for approximately 69% and 73% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $119,517 to $337,574 and represented 63.9% of revenues, for the three months ended June 30, 2009 compared to $218,057 or 76.8% of revenues for the three months ended June 30, 2008.   The increase in cost of goods sold during 2009 is primarily due to the increase in sales.  The decrease in cost of goods sold as a percentage of revenue in 2009 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $439,426 for the three months ended June 30, 2009 decreased $62,878 from $502,304 in the same period of 2008 or 12.5%.  This decrease is primarily due to a decrease of $66,900 in payroll expenses due, in part, to a salary adjustment initiated in April of 2009 and a decrease of 11,900 in air travel as the prior year contained additional travel to establish new customers and investigating potential vendors.  These decreases were partially offset by an increase in insurance costs of $19,600 which is mainly due to an increase in the Company’s Director’s and Officer’s insurance policy as the Company is now a publicly reporting entity.

INTEREST EXPENSE: Interest expense was $95,353 for the three months ended June 30, 2009 compared to $831,435 for the same period of 2008, a decrease of $736,082.  During the three months ended June 30, 2009, interest expense was related to convertible notes issued from December 2007 to January 2008 of approximately $46,900 and approximately $46,900 in expense relating to warrants issued to induce conversion of principal and interest accrued on two convertible notes having a principal value of $250,000.  Interest expense for the three months ended June 30, 2008 relates primarily to amortization of the beneficial conversion feature and discount on outstanding notes payable. The decrease in interest expense in 2009 is due to fact that the beneficial conversion feature and discount on the notes payable was fully amortized at April 1, 2009.

NET LOSS: Net loss for the three months ended June 30, 2009 decreased by $918,192 to $344,000 from $1,262,192 for the three months ended June 30, 2008. The decrease in net loss is primarily due to the increase in gross margin, coupled with the decreases in selling, general and administrative expenses and interest expense as discussed above.

Summary of Six Months Ended June 30, 2009 Results of Operations

REVENUES: Total revenues for the six months ended June 30, 2009 and 2008 were $685,706 and $497,589, respectively, an increase of $188,117 or 37.8%. The increase in revenues in 2009 is primarily attributable to the Company increasing the sales price of the ConsERV products and increasing the number and magnitude of its sales transactions.  The Company also attributes the increase in sales to its realignment of its independent sales representatives, the increase in the number of such sales representatives and hiring of an additional internal sales person and engineer to support its sales staff.  During the six months ended June 30, 2009 and 2008, four and two customers accounted for approximately 68% and 73% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $66,554 to $444,544 and represented 64.8% of revenues, for the six months ended June 30, 2009 compared to $377,990 or 76.0% of revenues for the six months ended June 30, 2008.  The increase in cost of goods sold in 2009 is primarily a factor of the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2009 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $982,798 for the six months ended June 30, 2009 decreased $775,605 from $1,758,403 in the same period of 2008 or 44.1%. This decrease is primarily due to a decrease in stock based compensation awards of approximately $798,200 as there were no awards given during 2009 and the Company granted a large stock compensation award during 2008.  Also, there was a decrease in payroll expenses of approximately $20,100, due to a companywide temporary reduction in salaries.  These decreases were partially offset by an increase in insurance costs of approximately $17,900 due to the higher cost of Director’s and Officer’s Liability Insurance and during the later part of 2008 and an increase of approximately $25,600 in legal and accounting fees due to increased year-end audit costs.

INTEREST EXPENSE: Interest expense was $251,585 for the six months ended June 30, 2009 compared to $1,690,655 for the same period of 2008, a decrease of $1,439,070.  During the six months ended June 30, 2009, interest expense was related to convertible notes issued from December 2007 to January 2008, including approximately $108,900 of interest payable to the convertible note holders and approximately $110,100 in expense relating to warrants issued to induce conversion of principal and interest accrued on  four convertible notes having a principal value of $925,000.  Interest expense for the six months ended June 30, 2008 relates primarily to amortization of the beneficial conversion feature discount on outstanding notes payable. The decrease in interest expense is due to fact that the beneficial conversion feature and discount on the notes payable became fully amortized in January 2009.

NET LOSS: Net loss for the six months ended June 30, 2009 decreased by $2,319,993 to $993,184 from $3,313,177 for the six months ended June 30, 2008. The decrease in the net loss is primarily due to the increase in gross margin in 2009, coupled with the decreases in selling, general and administrative expenses and interest expense as discussed above.

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

In December 2007 and January 2008 we issued $2,950,000 of one year Convertible Notes. At June 30, 2009, we had outstanding debt from these 9% convertible secured promissory notes of $ 2,025,000 plus related interest. The notes matured commencing in December 2008 through January 2009. We did not have adequate funds to repay the notes upon maturity. The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications. The Company is currently proposing that holders of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.  In December 2008 three investors extended the term of their Convertible Notes and in the six month period ending June 30, 2009, five investors extended the term of their Convertible Notes. The total face value of these Convertible Notes was $575,000 of which $475,000 in face value was extended to September of 2009 and the remainder to October of 2009.  In addition, during the six months ended June 30, 2009 four investors converted the principal balance of $925,000 plus accrued interest of $100,930 on their Convertible Notes into 5,129,648 shares of common stock.  For agreeing to convert their Convertible Notes, these investors also received an additional 1,540,125 warrants, exercisable immediately at $0.25 per share and valued at $110,117, which was recorded as interest expense during the six months ended June 30, 2009.

Four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 had notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, agreed to extend the term of their Convertible Notes to September 2009.  The Company delivered to these investors a confession of judgment to be filed with the court if the Company fails to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009.  If the confession of judgment is filed, these investors may seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. The total number of investors extending their Convertible Notes and the face value of said Convertible Notes, as stated in the previous paragraph, is inclusive of these three investors and the aggregate face value of their Convertible Notes. In July of 2009, the fourth investor, who had previously provided notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009.  As of June 30, 2009, $2,025,000 of convertible notes were outstanding, of which $575,000 have been extended to September/October 2009 with the remaining notes due and payable in full.

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

We will be dependent upon our existing cash of $34,888 at June 30, 2009, product sales, a recent loan of $300,000 (received in July 2009) from one of our investors and additional debt and equity issuances to finance our operations through the next 12 months.  We need to raise additional capital of approximately $13 to $18 million, net of offering costs, during the next nine to twelve months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through June 30, 2010.  We currently have no commitments for any such funds.

Our ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements, including repayment of our debt obligations. We intend to finance our operations, including the repayment of notes payable, primarily through private sales of debt and equity securities, licensing revenues, and sales of non-core uses of our technology.  Any failure by us to timely secure the cash flow adequate to fund our debt obligations and ongoing operations will have a materially adverse consequence on our financial condition, results of operations and cash flows.

Statement of Cash Flows

        The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2009	2008
Cash flows used in operating activities	$(369,626)	$(933,593)
Cash flows used in investing activities	(15,253)	(14,647)
Cash flows provided by financing activities	392,900	1,366,000
Net increase in cash and cash equivalents	$8,021	$417,760

  During the six months ended June 30, 2009, cash used in operating activities consisted of our net loss of $993,184, less non-cash adjustments such as issuance of stock options and warrants for services and debt conversions totaling $373,807 and also adjusted for cash provided by increases in accounts payable and accrued expenses of $277,669, as well as other changes in operating assets and liabilities.  Financing activities provided $392,900 of cash from net proceeds from the issuance of common stock of $331,000 and $61,900 proceeds from the issuance of a note payable.

During the six months ended June 30, 2008, the cash flows provided by financing activities was mainly attributable to the issuance of convertible notes payable and the release of escrow cash related to the convertible notes payable.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in our Form 8-K, filed with the Securities and Exchange Commission on July 7, 2009 and 48,000 shares of common stock issued to a consultant pursuant to an extension of a consulting agreement, Company has not issued securities during the period pertaining to this Form 10-Q filing.

Item 3.    Defaults Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.    Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.    Other Information

In August 2009 the Company entered an agreement describing the terms and conditions under which a Consultant serves as the Chief Financial Officer.  As payment for said services, Company has issued the Consultant an option to purchase 200,000 shares of the Company’s common stock and will make a cash payment to Consultant of $3,333 per month.  The 200,000 options shall be exercisable at a price of $.19 per share for a period of 10 years from the option grant date and will vest as follows: (i) 50,000 options upon the three month anniversary of the option grant date, and (ii) 50,000 options shall vest every three (3) months thereafter until the entire number of options is vested.

Item 6.    Exhibits

No.	Item 6 – Exhibits
3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*
3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*
3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*
3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*
3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*
3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*
3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*
3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*
3.9	Bylaws of The Dais Corporation*
4.1	Form of Non-Qualified Stock Option Agreement*
4.2	Form of Non-Qualified Option Agreement*
4.3	Form of Warrant (Daily Financing)*
4.4	Form of Warrant (Financing)*
4.5	Form of Warrant (Robb Trust Note and Additional Financing)*
4.6	Form of Placement Agent Warrant (Financing)*
4.7	Form of 9% Secured Convertible Note (Financing)*
4.8	Form of Note (Robb Trust Note)*
4.9	Form of Amendment to Note (Robb Trust Note)*
4.10	Form of Warrant (Note Conversion)**
4.11	Form of Warrant (Gostomski and Weston)**
10.1	2000 Equity Compensation Plan*
10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*
10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*
10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*
10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*
10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*
10.7	Form of Subscription Agreement (Daily Financing)*
10.8	Form of Subscription Agreement (Financing)*
10.9	Form of Registration Rights Agreement (Financing)*
10.10	Form of Secured Patent Agreement (Financing)*
10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007
10.12	Consulting Agreement between Dais Analytic Corporation and Harold Mandelbaum dated August 12, 2009
14.1	Code of Ethics***
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.
***	Incorporated by reference to the exhibits included with Annual Report on Form 10-K, as filed March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	August 14, 2009
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Harold Mandelbaum	Dated:	August 14, 2009
Harold Mandelbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)