Form 10-Q
period 2009-09-30
DAIS ANALYTIC CORP
filed 2009-11-12
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

There were 28,900,580 shares of the Registrant’s $0.01 par value common stock outstanding as of November 12, 2009.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation

Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash	$300,667	$26,867
Accounts receivable	123,375	188,970
Inventory	208,178	147,128
Loan costs, net of accumulated amortization	-	1,004
Prepaid expenses and other current assets	79,901	31,181

Total current assets	712,121	395,150

Property and equipment, net of accumulated depreciation of $263,695 and $307,286 at September 30, 2009 and December 31, 2008, respectively	20,263	26,933

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $104,323 and $96,389 at September 30, 2009 and December 31, 2008, respectively	75,461	44,129

Total other assets	77,741	46,409

	$810,125	$468,492

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $131,904 and $105,925 at September 30, 2009 and December 31, 2008, respectively	$470,572	$380,022
Accrued expenses, other	262,790	340,115
Accrued compensation and related benefits	1,283,439	1,147,389
Current portion of deferred revenue	84,145	84,145
Current portion of notes payable, net of unamortized discount of $0 and $23,171 at September 30, 2009 and December 31, 2008, respectively	1,175,000	2,244,864
Current portion of related party notes payable	461,624	624

Total current liabilities	3,737,570	4,197,159

Long-term liabilities:
Long-term portion of notes payable, net of unamortized discount of $0 and $6,965	-	675,000
Deferred revenue, net of current portion	230,661	293,769

Total long-term liabilities	230,661	968,769

Stockholders’ deficit:
Preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $.01 par value; 100,000,000 shares authorized; 24,369,012 and 12,162,398 shares issued; 24,111,799 and 11,905,185 shares outstanding at September 30, 2009 and December 31, 2008, respectively	243,690	121,624
Capital in excess of par value	28,077,195	25,253,196
Prepaid services paid for with common stock	-	(23,375)
Accumulated deficit	(30,206,879)	(28,776,769)
Treasury stock at cost, 257,213	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(3,158,106)	(4,697,436)

	$810,125	$468,492

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Sales	$392,978	$239,691	$1,036,613	$695,208
License fees	21,036	21,036	63,108	63,108

	414,014	260,727	1,099,721	758,316

Expenses:
Cost of goods sold	246,359	203,313	690,903	581,303
Selling, general and administrative	400,811	785,947	1,384,318	2,544,350

	647,170	989,260	2,075,221	3,125,653

Loss from operations	(233,156)	(728,533)	(975,500)	(2,367,337)

Other expense (income):
Interest expense	203,845	828,070	454,721	2,518,725
Interest income	(74)	(2,613)	(111)	(18,895)

	203,771	825,457	454,610	2,499,830

Net loss	$(436,927)	$(1,553,990)	$(1,430,110)	$(4,867,167)

Net loss per common share, basic and diluted	$(0.02)	$(0.13)	$(0.08)	$(0.48)

Weighted average number of common shares, basic and diluted	19,872,184	11,763,840	17,040,291	10,066,489

Dais Analytic Corporation

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Prepaid Services Paid for with Common Stock	Treasury Stock	Stockholders’ Deficit

Balance, December 31, 2008	-	$-	12,162,398	$121,624	$25,253,196	$(28,776,769)	$(23,375)	$(1,272,112)	$(4,697,436)

Issuance of common stock for conversion of notes payable and related accrued interest (unaudited)	-	-	8,594,904	85,949	1,633,033	-	-	-	1,718,982
Issuance of common stock and warrant for services (unaudited)	-	-	344,692	3,447	105,031	-	23,375	-	131,853
Stock compensation expense (unaudited)	-	-	-	-	214,084	-	-	-	214,084
Issuance of warrants for debt conversion (unaudited)	-	-	-	-	266,021	-	-	-	266,021
Issuance of common stock and warrants for cash (unaudited)	-	-	2,490,385	24,904	613,596	-	-	-	638,500
Exercise of warrants (unaudited)	-	-	776,633	7,766	(7,766)	-	-	-	-
Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	-	(1,430,110)	-	-	(1,430,110)

Balance, September 30, 2009 (unaudited)	-	$-	24,369,012	$243,690	$28,077,195	$(30,206,879)	$-	$(1,272,112)	$(3,158,106)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(1,430,110)	$(4,867,167)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,603	13,267
Amortization of deferred loan costs	1,004	78,810
Amortization of discount on convertible notes	144	1,169,825
Amortization of the beneficial conversion feature on convertible notes	29,992	1,005,107
Write off of deferred noncash offering costs	-	55,000
Issuance of options and warrants for services	45,442	-
Stock based compensation	214,084	1,205,923
Issuance of common stock for future services and amortization of common stock issued for future services	65,395	14,875
Issuance of common stock warrants to induce conversion of notes payable	266,021	43,111
Value of beneficial conversion feature for conversion of notes payable and related accrued interest	-	21,708
(Increase) decrease in:
Accounts receivable	65,595	(198,456)
Inventory	(61,050)	(48,162)
Prepaid expenses and other current assets	(27,704)	(28,057)
Increase (decrease) in:
Accounts payable and accrued expenses	207,207	82,611
Accrued compensation and related benefits	136,050	35,626
Deferred revenue	(63,108)	(61,759)

Net cash used by operating activities	(536,435)	(1,477,738)

Investing activities
Purchase of property and equipment	(39,265)	(15,155)

Financing activities
Proceeds from issuance of notes payable	300,000	500,000
Proceeds of issuance of notes payable, related party	222,900	-
Proceeds received from escrow	-	1,000,000
Proceeds from sale of common stock and warrants	638,500	-
Payments on notes payable	(250,000)	(100,000)
Payments on notes payable, related party	(61,900)	-
Payments for loan costs	-	(34,000)

Net cash provided by financing activities	849,500	1,366,000

Net increase (decrease) in cash	273,800	(126,893)

Cash, beginning of period	26,867	504,232

Cash, end of period	$300,667	$377,339

Cash paid for interest	$41,349	$10,100

Supplemental disclosures of noncash investing and financing activities:

During the nine months ended September 30, 2009, the Company issued 344,692 shares of common stock valued at $108,478 for future services.

During the nine months ended September 30, 2009, the Company issued 8,594,904 shares of common stock in conversion of $1,525,000 of notes payable and $193,982 of accrued interest.

During the nine months ended September 30, 2008, the Company issued 492,308 shares of common stock valued at $222,631 as payment for future services.

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

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

The accompanying financial statements of Dais Analytic Corporation are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s balance sheets, operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

1.	Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 with its corporate headquarters located in Odessa, Florida.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2009, the Company incurred a net loss of $1,430,110. As of September 30, 2009, the Company has an accumulated deficit of $30,206,879, negative working capital of $2,725,449 and a stockholder’s deficit of $3,158,106 and is in default on notes in the aggregate principal amount of $1,175,000. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2009 and 2008, (b) the financial position at September 30, 2009 and December 31, 2008, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and the Company’s quarterly reports filed with the securities and Exchange Commission on May 20, 2009 and August 14, 2009, respectively. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2009.

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

Three and Nine Months Ended September 30, 2009

(Unaudited)

3.	Significant Accounting Policies (continued)

Loan and stock issuance costs - Direct loan costs incurred with the issuance of notes payable are deferred and amortized to interest expense over the life of the related notes payable. For the three months ended September 30, 2009 and 2008, the Company incurred amortization from direct loan costs of $0 and $26,068, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred amortization from direct loan costs of $1,004 and $78,810, respectively.

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

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. Warranty cost has been immaterial to our overall operations in the past and therefore, the Company has not recorded an accrual for any estimated warranty expenses. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $21,036 and $63,108 from license agreements for each of the three and nine month periods ended September 30, 2009 and 2008, respectively.

Employee stock options - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Dividend rate	0%	0%
Risk free interest rate	1.65% – 3.21%	2.64% – 3.98%
Expected term	5 – 10 years	5 – 10 years
Expected volatility	92% – 105%	80% – 114%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at zero percent for the nine months ended September 30, 2009 and 2008 and incorporated this rate in the estimated fair value of employee option grants during 2009 and 2008.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

3.	Significant Accounting Policies (continued)

Financial instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, prepaid and other current expenses, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

As of September 30, 2009, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2009 and 2008, the Company had 37,791,597 and 43,266,716 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on the Company’s financial position or results of operations.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

We adopted the authoritative guidance in ASC 855, Subsequent Events, (prior authoritative literature: FASB Statement No. 165, Subsequent Events) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard had no impact on the Company’s financial position, results of operations and cash flows.

The following new accounting standards have been issued, but have not yet been adopted as of September 30, 2009, as adoption is not required until future reporting periods.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Arrangements which amends FASB ASC Topic 605 Revenue Recognition to provide another alternative for determining the selling price of deliverables, allowing entities to allocate revenue in multiple deliverable arrangements based on their relative selling prices. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

4.	Notes Payable

Notes payable consist of the following at September 30, 2009, and December 31, 2008:

	September 30, 2009 (unaudited)	December 31, 2008
Convertible notes payable; interest at 9%; maturing from December 2008 to October 2009, collateralized by the Company’s patents and patent applications	$1,175,000	$2,244,864
Less: Current portion notes payable	$(1,175,000)	$(2,244,864)

Long-term portion of notes payable	-	-

Note payable to related party, 7% interest, unsecured, repayment terms to be determined.	$300,000	$-
Note payable to related party, unsecured, 9% interest	161,000	-
Notes payable to a related party; non-interest bearing; due on demand; unsecured	624	624

Current portion of related party notes payable	$461,624	$624

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

The Convertible Notes contain an embedded conversion feature. The Company accounted for this conversion feature and detachable warrants by allocating the proceeds from issuance of the convertible notes to the beneficial conversion feature and the warrants based on their relative fair values. The Company concluded that the warrants should be recorded as a component of permanent equity based on applicable accounting guidance.

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount related to the warrants of $1,566,563 were amortized over the term of the Convertible Notes. For the three months ended September 30, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $0 and $735,479, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $30,136 and $2,174,932, respectively.

The following table presents a reconciliation of the proceeds received from the financing to the carrying value of the Convertible Notes:

Principal balance of convertible notes	$2,950,000
Relative fair value of the warrants	(1,566,563)
Beneficial conversion feature	(1,383,437)
Amortization of the discount	1,566,563
Amortization of the beneficial conversion feature	1,383,437
Repayment of notes payable	(250,000)
Conversion of notes payable into common stock	(1,525,000)

Carrying value at September 30, 2009	$1,175,000

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full. The Company has not repaid all of the amounts due under the respective Convertible Notes and has from time to time proposed and is currently proposing that holders of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest. During the nine months ended September 30, 2009 thirteen investors converted the principal balance of $1,525,000 plus accrued interest of $193,982 on their Convertible Notes into 8,594,904 shares of common stock. Certain of said investors converted during a period in which the Company was making the above offer and the additional warrants issued pursuant to the offers included 1,665,000 warrants, exercisable immediately at $0.25 per share and valued at $126,367, and 162,500 warrants, exercisable immediately at $0.75 per share valued at $139,654, which was recorded as interest expense during the nine months ended September 30, 2009.

Four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 had notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. In September of 2009, the Company repaid $250,000 of principal plus the associated interest with respect to the three Convertible Notes. In July of 2009, the fourth investor, who had previously provided notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009. As of September 30, 2009, $1,175,000 of convertible notes were outstanding, of which $100,000 has been extended to October 2009 with the remaining notes due and payable in full.

In October 2009, five investors elected to convert their Convertible Notes and the related accrued interest in the amount of $957,756 into 4,788,881 shares of the Company’s common stock. The investors also received additional warrants to purchase up to 412,500 shares of the Company’s common stock, at an exercise price of $0.75 per share in consideration for converting the Convertible Notes. As of November 10, 2009, Convertible Notes in the amount of $350,000 plus the related accrued interest are outstanding.

Accrued interest on all notes payable, including related party notes, was $190,681 and $268,453 at September 30, 2009 and December 31, 2008, respectively.

5.	Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Base rent expense is $3,800 per month. The Company recognized rent expense of $12,198 and $36,594 in each of the three and nine month periods ended September 30, 2009 and 2008, respectively. These amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties. However, at the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the lease was on terms no less favorable to the Company than could generally be obtained from independent parties.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of September 30, 2009 of $1,283,439.

On May 21, 2009, to evidence a loan, Company issued its Chief Executive Officer a promissory note in the principal amount of $51,900. The note is unsecured and bears a simple interest rate of 7% per annum. The principal amount plus all accrued interest is to be paid in full to the holder no later than July 31, 2009. This note was paid in full prior to maturity.

On June 10, 2009, to evidence a loan, the Company issued a promissory note in the principal amount of $10,000 to Ethos Business Ventures, an entity in which the Company’s Chief Executive Officer holds a controlling financial position. The note is unsecured and bears a simple interest rate of 7% per annum. The principal amount plus all interest accrued is to be paid in full to the holder no later than July 31, 2009. This note was paid in full prior to July 31, 2009.

During July 2009, the Company issued a $300,000 note payable to a shareholder. The note bears 7% interest per annum, however, the repayment terms have yet to be finalized.

On September 11, 2009, to evidence a loan, Company issued its Chief Executive Officer a promissory note in the principal amount of $124,000. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all accrued interest is to be paid in full to the holder no later than October 15, 2009. This note was paid in full prior to October 15, 2009.

On September 11, 2009, to evidence a loan, the Company issued a promissory note in the principal amount of $37,000 to Ethos Business Ventures, an entity in which its Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all interest accrued is to be paid in full to the holder no later than October 15, 2009. This note was paid in full prior to October 15, 2009.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

6.	Stock Options and Warrants

For the nine months ended September 30, 2009, the Company has a stock option plan (the “2000 Plan”) that provides for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. As of September 30, 2009, the Company’s Board of Directors approved and made available 11,093,882 shares of common stock to be issued pursuant to the 2000 plan. The 2000 Plan permits grants of options of common shares authorized and approved by the Company’s Board of Directors for issuance prior to enactment of the 2000 Plan.

The following summarizes the information relating to outstanding stock options activity with employees during 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years)	Aggregate Intrinsic Value

Shares under option at December 31, 2008	8,606,556	$0.27
Granted	50,000	$0.20
Exercised	-	-
Forfeited or expired	(422,732)	$0.18

Outstanding at September 30, 2009	8,233,824	$0.25	6.78	$3,694,398

Exercisable at September 30, 2009	7,940,602	$0.27	6.48	$3,554,993

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

6.	Stock Options and Warrants (continued)

Stock compensation expense was $65,777 and $214,084 for the three and nine month periods ending September 30, 2009, respectively. Stock compensation expense was $259,721 and $1,205,923 for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, there was $149,663 of unrecognized employee stock-based compensation expense related to non vested stock options. This expense will be recognized over a weighted average period of .84 years.

The following table represents our non vested share-based payment activity for the nine months ended September 30, 2009:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2008	1,276,563	$0.37

Granted	50,000	$0.16
Vested	(1,003,008)
Forfeited	(30,333)

Nonvested options - September 30, 2009	293,222	$0.19

Warrants and Options

At September 30, 2009, the Company had outstanding warrants and options to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants and options is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	2.24	$0.55
Warrants-Additional Financing	428,637	2.96	$0.40
Warrants-Robb Trust Note	50,000	2.68	$0.55
Warrants-Financing	14,750,000	3.24	$0.25
Warrants-Placement Agent Warrants	793,641	3.51	$0.25
Warrants-Tangredi	3,000,000	3.51	$0.36
Warrants-Ehrenberg	250,000	3.85	$0.30
Warrants-Consulting Agreement	500,000	4.58	$0.26
Warrants-Note Conversions	1,827,500	3.77	$0.21
Warrants-Stock Purchases 2009	758,170	4.65	$0.34
Options-Mandelbaum	200,000	4.59	$0.19

Total	22,755,003

7.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full. The Company has not repaid a portion of the amounts due under the respective Convertible Notes. In 2009 four investors with outstanding principal balances of approximately $450,000 in the aggregate, notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. In September 2009, the Company repaid $250,000 of principal plus the associate interest with respect to these three Convertible Notes. In July 2009, the fourth investor, who had given notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009. The Company is currently proposing that the holder of the matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest. As of September 30, 2009, $1,175,000 of convertible notes plus the accrued interest thereon was outstanding, of which $100,000 and the corresponding accrued interest has been extended to October 2009 with the remaining notes due and payable in full. As of November 10, 2009, Convertible Notes in the amount of $350,000 plus the related accrued interest are outstanding.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of September 30, 2009, the Company has recorded a liability of $41,000 in accrued expenses related to this agreement.

The Company entered into a consulting agreement in August 2009 with an individual to provide marketing and advisory assistance services to the Company. The term of the agreement is two years and calls for the Company to issue the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a $0.37 exercise price, five year term with one half of the warrant vesting immediately. The remaining 100,000 warrant shares become vested one year from the date of the Agreement dated August 18, 2009. The Company has valued the vested portion of the warrant at $12,609 and is amortizing the cost over the life of the agreement. At September 30, 2009, the Company has included $11,821 in prepaid expenses.

The Company entered into a consulting agreement in August 2009 with an individual to provide advisory services to the Company. The term of the agreement is two years and calls for the Company to issue the consultant a warrant to purchase 50,000 shares of the Company’s common stock at a $0.75 exercise price and a five year term. The Company has valued the warrant at $5,106 and is amortizing the cost over the life of the agreement. At September 30, 2009, the Company has included $4,565 in prepaid expenses.

8.	Genertec Agreement

On August 21, 2009, the Company, entered into a Exclusive Distribution Agreement (the “Agreement”) with Genertec America, Inc., a California corporation (“Genertec”), to grant Genertec the exclusive right to obtain, distribute and market three of the Company’s nanotechnology-based membrane products and related products in Great China, including main land China, Hong Kong, Macau and Taiwan (the “Territory”). The Agreement provides that during the initial term of the Agreement, Genertec agreed to order and purchase the Company’s products in the aggregate amount of Two Hundred Million U.S. Dollars ($200,000,000). Certain terms of the agreement have been granted confidential treatment by the Securities and Exchange Commission.

Under the Agreement, the Company will supply and Genertec will distribute the Company’s products in the designated Territory on an exclusive basis. Genertec agreed to purchase from the Company a minimum of the Company’s products during any contract year. In the event Genertec fails to purchase such minimum in any given year, the Company may convert the exclusivity to Genertec into a non-exclusive basis or terminate the Agreement. Pursuant to the terms of the Agreement, Genertec will engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the Territory. Genertec nor its designated Buyer is permitted to alter, decompile or modify the Company’s products in any way. As consideration for entering into the Agreement, Genertec agreed to pay the Company a deposit in monthly installments beginning in September 2009 and continuing through April 2010. During the initial term of the Agreement, the Company and Genertec agreed to negotiate in good faith a royalty bearing license agreement whereby Genertec shall be granted a license to manufacture certain portions of the Company’s products in the Territory.

The initial term of the Agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one (1) year periods. The Company may terminate the Agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) that Genertec has not purchased a minimum amount of the Company’s products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at the discretion of the Company, immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without the prior written consent of the Company.

Dais Analytic Corporation

Notes to Financial Statements

Three and Nine Months Ended September 30, 2009

(Unaudited)

9.	Subsequent Events

In October 2009, five investors elected to convert their Convertible Notes and the related accrued interest in the amount of $957,756 into 4,788,881 shares of the Company’s common stock. The investors also received additional warrants to purchase up to 412,500 shares of the Company’s common stock, at an exercise price of $0.75 per share in consideration for converting the Convertible Notes.

Effective October 15, 2009, upon the resignation of the former Chief Financial Officer, the Company entered into an Employee Non Disclosure and Non Compete Agreement with the newly appointed Chief Financial Officer, pursuant to which the Company agreed to (i) a monthly salary of $4,167 and (ii) a ten-year non-qualified option to purchase up to 200,000 shares of the Company’s Common Stock pursuant to the Company’s 2000 Incentive Plan, at an exercise price of $.45 per share, with such options vesting 50,000 shares every three months from the grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2009. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and other infrastructure costs such as insurance, information technology and occupancy expenses.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$414,014	$260,727	$1,099,721	$758,316
Percentage of revenues	100%	100.0%	100%	100.0%

Cost of goods sold	$246,359	$203,313	$690,903	$581,303
Percentage of revenues	59.5%	78.0%	62.8%	76.7%

Selling, general and administrative expenses	$400,811	$785,947	$1,384,318	$2,544,350
Percentage of revenues	96.8%	301.4%	125.9%	335.5%

Interest expense	$203,845	$828,070	$454,721	$2,518,725
Percentage of revenues	49.2%	317.6%	41.3%	332.1%

Net loss	$(436,927)	$(1,553,990)	$(1,430,110)	$(4,867,167)
Percentage of revenues	(105.5)%	(596.0)%	(130.0)%	(641.8)%

Summary of Three Months Ended September 30, 2009 Results of Operations

REVENUES: Total revenues for the three months ended September 30, 2009 and 2008 were $414,014 and $260,727, respectively, an increase of $153,287 or 59%. The increase in revenues in the 2009 period is primarily attributable to the Company increasing the sales price of the ConsERV products, introducing a new product to the ConsERV line generating additional sales in a new price category and an increase in the number and size of its sales transactions in 2009. The Company also attributes the sales increase to a realignment of its independent sales representatives. During the three months ended September 30, 2009 and 2008, four and two customers accounted for approximately 78% and 70% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $43,046 to $246,359 and represented 59.5% of revenues, for the three months ended September 30, 2009 compared to $203,313 or 78% of revenues for the three months ended September 30, 2008. The increase in cost of goods sold during 2009 is primarily due to the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2009 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and a decrease in the cost of both labor and materials through outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $400,811 for the three months ended September 30, 2009 decreased $385,136 from $785,947 in the same period of 2008 or 49%. This decrease is primarily due to a decrease of $97,600 in payroll expenses due, in part, to a salary adjustment initiated in April 2009, a decrease of $194,000 in stock based compensation which was primarily due to a decrease in the number of option awards in 2009 as compared to 2008. There was also a $20,800 decrease in travel as the prior year contained additional travel to establish new customers and investigating potential vendors. There was also a $17,500 decrease in professional fees, both legal and accounting for 2009.

INTEREST EXPENSE: Interest expense was $203,845 for the three months ended September 30, 2009 compared to $828,070 for the same period of 2008, a decrease of $624,225. During the three months ended September 30, 2008, interest expense was related to convertible notes issued from December 2007 to January 2008 and comprised of approximately $66,000 of interest payable to note holders, loan cost amortization of approximately $26,000 and approximately $736,000 for the amortization of the note discount and embedded beneficial conversion feature. During the three months ended September 30, 2009, interest expense was comprised of approximately $42,000 of interest payable to note holders and approximately $139,700 in expense relating to warrants issued to induce conversion of principal and interest accrued on convertible notes

NET LOSS: Net loss for the three months ended September 30, 2009 decreased by $1,117,063 to $436,927 from $1,553,990 for the three months ended September 30, 2008. The decrease in net loss is primarily due to the increase in gross margin, coupled with the decreases in selling, general and administrative expenses and interest expense as discussed above.

Summary of Nine Months Ended September 30, 2009 Results of Operations

REVENUES: Total revenues for the nine months ended September 30, 2009 and 2008 were $1,099,721 and $758,316, respectively, an increase of $341,405 or 45%. The increase in revenues in 2009 is primarily attributable to the Company increasing the sales price of the ConsERV products, introducing a new product to the ConsERV line generating additional sales in a new price category, an increase in sales due to its realignment of its independent sales representatives educated with respect to the ConsERV product line and hiring an additional internal sales person. During the nine months ended September 30, 2009 and 2008, four and three customers accounted for approximately 72% and 51% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $109,600 to $690,903 and represented 62.8% of revenues, for the nine months ended September 30, 2009 compared to $581,303 or 76.7% of revenues for the nine months ended September 30, 2008. The increase in cost of goods sold in 2009 is primarily a factor of the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2009 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,384,318 for the nine months ended September 30, 2009 decreased $1,160,032 from $2,544,350 in the same period of 2008 or 45.6%. This decrease is primarily due to a decrease in stock based compensation awards of approximately $992,100 as there were only two awards given during 2009 and the Company granted multiple stock compensation awards during 2008. Also, there was a decrease in payroll expenses of approximately $117,700, due to a companywide temporary reduction in salaries.

INTEREST EXPENSE: Interest expense was $454,721 for the nine months ended September 30, 2009 compared to $2,518,725 for the same period of 2008, a decrease of $2,064,004. During the nine months ended September 30, 2009, interest expense was related to convertible notes issued from December 2007 to January 2008, and comprised of approximately $156,800 of interest payable on the notes payable and approximately $266,000 in expense relating to warrants issued to induce conversion of principal and interest accrued on convertible notes. Interest expense for the nine months ended September 30, 2008 relates primarily to amortization of the beneficial conversion feature and discount on outstanding notes payable. The decrease in interest expense is due to the fact that the beneficial conversion feature and discount on the notes payable became fully amortized in January 2009.

NET LOSS: Net loss for the nine months ended September 30, 2009 decreased by $3,437,057 to $1,430,110 from $4,867,167 for the nine months ended September 30, 2008. The decrease in the net loss is primarily due to the increase in gross margin in 2009, coupled with the decreases in selling, general and administrative expenses and interest expense as discussed above.

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

In December 2007 and January 2008 we issued $2,950,000 of one year Convertible Notes. At September 30, 2009, we had outstanding debt from these 9% convertible secured promissory notes of $1,175,000 plus related interest. The notes matured commencing in December 2008 through January 2009. We did not have adequate funds to repay the notes upon maturity. The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications. The Company is currently proposing that holders of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest. During the nine months ended September 30, 2009 thirteen investors converted the principal balance of $1,525,000 plus accrued interest of $193,982 on their Convertible Notes into 8,594,904 shares of common stock. Some of these investors converted during periods in which the Company offered an additional warrant in exchange for conversion. Additional warrants issued as a result of such offers include 1,665,000 warrants, exercisable immediately at $0.25 per share and valued at $126,362, and 162,500 warrants, exercisable immediately at $0.75 per share valued at $139,654, which was recorded as interest expense during the nine months ended September 30, 2009.

Four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 had notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, these three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. In September 2009, Company repaid in full the $250,000 principal amount and all interest relating to the three Convertible Notes. In July 2009, the fourth investor, who had previously provided notice and holds a Convertible Note in the principal amount of $200,000, agreed to extend the Convertible Note to September 2009. As of September 30, 2009, $1,175,000 of convertible notes plus the accrued interest thereon was outstanding, of which $100,000 and the corresponding accrued interest has been extended to October 2009 with the remaining notes due and payable in full.

In October 2009, five investors elected to convert their Convertible Notes and the related accrued interest in the amount of $957,756 into 4,788,881 shares of the Company’s common stock. The investors also received additional warrants to purchase up to 412,500 shares of the Company’s common stock, at an exercise price of $0.75 per share in consideration for converting the Convertible Notes. As of November 10, 2009, Convertible Notes in the amount of $350,000 plus the related accrued interest are outstanding.

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

We will be dependent upon our existing cash of $300,667 at September 30, 2009, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 to $18 million, net of offering costs, during the next nine to twelve months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through June 30, 2010. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

Our ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements, including repayment of our debt obligations. We intend to finance our operations, including the repayment of notes payable, primarily through private sales of debt and equity securities, possible exercise of warrants, licensing revenues, and sales of non-core uses of our technology. Any failure by us to timely secure the cash flow adequate to fund our debt obligations and ongoing operations will have a materially adverse consequence on our financial condition, results of operations and cash flows.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2009	2008
Cash flows used in operating activities	$(536,435)	$(1,477,738)
Cash flows used in investing activities	(39,265)	(15,155)
Cash flows provided by financing activities	849,500	1,366,000

Net increase in cash and cash equivalents	$273,800	$(126,893)

During the nine months ended September 30, 2009, cash used in operating activities consisted of our net loss of $1,399,643, less non-cash adjustments such as issuance of stock options and warrants for services and debt conversions totaling $544,532 and also adjusted for cash provided by increases in accounts payable and accrued expenses of $207,208, as well as other changes in operating assets and liabilities. Financing activities provided $849,500 of cash from net proceeds from the issuance of common stock of $638,500 and $211,000 from the issuance of notes payable, net of repayments.

During the nine months ended September 30, 2008, the cash flows provided by financing activities was mainly attributable to the issuance of convertible notes payable and the release of escrow cash related to the convertible notes payable.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

The status of our legal proceedings, as disclosed in our Annual Report remains unchanged.

The Company is party to lawsuits from time to time arising in the ordinary course of its business. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the disclosures made in our Forms 8-K, filed with the Securities and Exchange Commission on September 23, 2009, September 29, 2009 and October 16, 2009, the Company issued warrants to purchase 250,000 and 50,000 shares of Common stock at an exercise price of $0.34 per share and $0.75 per share, respectively. Each warrant was issued pursuant to a consulting agreement, has a five year term, is immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s share, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, subject to certain conditions, upon the per share market price of the Common Stock (as defined in warrant) being $1.50 per share for ten consecutive trading days, the Company may require the holder of the warrant to exercise the warrant or it will automatically terminate. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended September 30, 2009.

Item 6.	Exhibits

No.	Item 6 – Exhibits
3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*

3.9	Bylaws of The Dais Corporation*

4.1	Form of Non-Qualified Stock Option Agreement*

4.2	Form of Non-Qualified Option Agreement*

4.3	Form of Warrant (Daily Financing)*

4.4	Form of Warrant (Financing)*

4.5	Form of Warrant (Robb Trust Note and Additional Financing)*

4.6	Form of Placement Agent Warrant (Financing)*

4.7	Form of 9% Secured Convertible Note (Financing)*

4.8	Form of Note (Robb Trust Note)*

4.9	Form of Amendment to Note (Robb Trust Note)*

4.10	Form of Warrant (Note Conversion)**

4.11	Form of Warrant (Gostomski and Weston)**

10.1	2000 Equity Compensation Plan*

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*

10.7	Form of Subscription Agreement (Daily Financing)*

10.8	Form of Subscription Agreement (Financing)*

10.9	Form of Registration Rights Agreement (Financing)*

10.10	Form of Secured Patent Agreement (Financing)*

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*

10.12	Exclusive Distributorship Agreement between Genertec America, Inc. and Dais Analytic Corporation entered into August 21, 2009****

10.13	Employee Non-Disclosure and Non-Compete Agreement entered into between Judith Norstrud and Dais Analytic Corporation on October 15, 2009*****

14.1	Code of Ethics***

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.
***	Incorporated by reference to the exhibits included with the Annual Report on Form 10-K, as filed March 31, 2009.
****	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed August 27, 2009.
*****	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed October 16, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/S/ TIMOTHY N. TANGREDI	Dated:	November 12, 2009
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/S/ JUDITH C. NORSTRUD	Dated:	November 12, 2009
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)