Form 10-K
period 2009-12-31
DAIS ANALYTIC CORP
filed 2010-03-30
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from              to

Commission file number: 000-53554

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,568,919 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2010, the Registrant had 29,095,717 outstanding shares of its common stock, $0.01 par value.

Documents incorporated by reference: none

DAIS ANALYTIC CORPORATION

FORM 10-K

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information contained or incorporated by reference in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	our ability to achieve and maintain profitability;

•	the price volatility of the common stock;

•	the historically low trading volume of the common stock;

•	our ability to manage and fund our growth;

•	the short period of time we have employed certain of our executive officers;

•	our ability to attract and retain qualified personnel;

•	litigation;

•	our ability to do business overseas;

•	our ability to compete with current and future competitors;

•	our short operating history;

•	our ability to obtain additional financing;

•	general economic and business conditions;

•	other risks and uncertainties included in the section of this document titled “Risk Factors”; and

•	other factors discussed in our other filings made with the Commission.

These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in other sections of this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

ITEM 1.	BUSINESS

Dais Analytic Corporation is a nano-structure polymer technology materials company which has developed and is commercializing applications using its materials. The first commercial product is called ConsERV™, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy in the Heating, Ventilation and Air Conditioning (“HVAC”) industry. We are developing other nano-structure polymer technology products including (i) “NanoAir”, a water based packaged heating and cooling system and (ii) “NanoClear”, a water clean-up process useful in the creation of potable water from sea, brackish or waste water. We further believe that our nano-structure polymer technology may be useful in developing an ultra-capacitor, a device which may be capable of greater energy density and power per pound than traditional capacitors or batteries.

History

We were incorporated as a New York corporation on April 8, 1993 as Dais Corporation. We subsequently changed our name to Dais Analytic Corporation on December 13, 1999. We were formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane (“PEM”) fuel cells. We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials.

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

Financing

From December 2007 to January 2008, we issued (i) 9% secured convertible promissory notes in an aggregate principal amount of $2,950,000 (the principal amount of which may be converted into 14,750,000 shares of common stock, par value $.01 per share) and (ii) warrants to purchase up to 14,750,000 shares of common stock at an exercise price of $.25 per share (the “Financing”). Aggregate gross proceeds to the Company from this Financing were $2,950,000. The notes issued in the Financing matured 12 months from the date of issuance and permitted conversion of all principal and interest into common stock at the option of the holder any time prior to the maturity date at a conversion price of $0.20 per share. The notes include standard default provisions and price protection with regards to issuance by the Company of common stock and common stock equivalents. The warrants issued in the Financing have a five-year term, cashless exercise provisions and anti-dilution protection. The anti-dilution protection in the warrants includes protection for stock dividends or splits, reclassification or capital reorganization as well as protection with regards to additional issuances of common stock or common stock equivalents. During the term each warrant holder has, upon full conversion or payment prior to the maturity date (as defined in the note), the right to exercise the warrant for all warrant shares. However, until such pay-off or full conversion of the note each holder is limited to the extent to which such holder may exercise the warrant to the same percentage to which the holder has converted the note. The exercise price under the warrants is $0.25 per share of common stock.

Pursuant to the terms of the Financing and the Security Agreement entered into in connection with the Financing, we granted investors a first priority security interest in our patents and certain patent applications. The following are each an event of default under the Security Agreement: (a) any material misrepresentation relating to the Security Agreement or the convertible notes on our part, (b) any material noncompliance with or nonperformance of our obligations under the notes or the Security Agreement, (c) if we make (i) an assignment for the benefit of creditors, or are subject to (ii) an attachment or receivership of assets that is not dissolved, or (iii) are subject to the institution of Bankruptcy proceedings, whether voluntary or involuntary, and (d) any event of default under the Notes. Should an event of default occur, the secured parties are required to provide us with written notice detailing the event of default. We have 60 days from receipt of said notice to cure such default. Should we fail to cure within the prescribed time period, the secured parties may at any time thereafter declare the notes in default and all obligations secured thereby immediately due and payable and shall have the remedies of a secured party under the Uniform Commercial Code. There are no other liens currently in effect against such patents or patent applications. The Company was obligated to register the shares of common stock underlying the convertible principal amount of the convertible notes and warrants issued in this Financing pursuant to a registration rights agreement entered into with investors in this Financing. On August 11, 2008, we filed a registration statement on Form S-1 covering the resale of up to 18,110,782 shares of common stock. Such registration statement was declared effective November 12, 2008

Between December 11, 2008 and January 21, 2009, all amounts due under the Convertible Notes matured and became due and payable in full. We have from time to time proposed and are currently proposing that holders of matured Convertible Notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest.

During the year ended December 31, 2009 eighteen holders converted the principal balance of $2,350,000 plus accrued interest of $361,600 on their Convertible Notes into 13,553,822 shares of common stock. Some of the said note holders converted their Convertible Notes during periods in which we were offering an additional warrant as an inducement to convert. Under said offers we issued additional warrants to purchase 1,665,000 shares of common stock, exercisable immediately at $0.25 per share and valued at $126,367 (using the Black-Scholes pricing model), and 575,000 warrants, exercisable immediately at $0.75 per share valued at $286,641 (using the Black-Scholes pricing model) which was recorded as interest expense during the twelve months ended December 31, 2009.

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July of 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November of 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of Company’s common stock. As of December 31, 2009 the outstanding principal balance of said loan was $175,000.

As of December 31, 2009, $325,000 of principal on the Convertible Notes was outstanding, of which $175,000 has been extended to July of 2010 with the remaining notes currently in default and due and payable in full.

In July 2009 we secured a loan of $300,000 from an investor and issued the lender an unsecured promissory note for the principal amount on December 8, 2009. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. If an event of default were to occur the interest rate would increase to ten percent for the duration of said event. Should we not cure the default within 60 days of receiving notice the note holder may, at his option, declare all interest accrued and unpaid and principal outstanding immediately due and payable.

In December 2009 we secured a loan in the principal amount of $1,000,000 from an investor and issued the lender an unsecured promissory note. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note has equal standing with all other existing notes with respect to seniority. We may not incur more than $500,000 in additional debt without the holder’s prior approval and said additional debt may not be senior to this promissory note. During the term of the note, the holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the note, in any subsequent financings undertaken by Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holder may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, holder may in the event of a default opt to convert the principal and interest outstanding under the note into any debt or equity security which the Company issued after the date of this note and prior to the date of full payment of this note in accordance with the same terms as the subsequent financing.

The Company secured loans from two of its investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010, respectively. The notes have equal standing with all other existing notes with respect to seniority. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in additional debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes. During the term of the notes, each note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which the Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule.

Products

ConsERV™

We currently sell one product, our ConsERV™ product, a HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC operating costs and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ attaches onto existing HVAC systems, typically in commercial buildings, to provide ventilation within the structure. It pre-conditions the incoming air by passing through our nano-technology polymer which has been formed into a filter of sorts. The nano-technology ‘filter’ uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

Our ConsERV™ product is the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”), a leading industry association, ConsERV™ is twice as effective in managing latent and sensible heat. We expect ConsERV™ to continue to be our focused commercial product through 2010 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization.

How ConsERV™ Works

Most building codes mandate commercial structures to provide certain levels of ventilation determined by use and occupancy. ERVs are systems used by HVAC manufacturers to increase energy efficiencies in HVAC units by transferring heat and humidity between air flows. They do this by capturing a portion of the energy already used to heat or cool air that is being released to the outside and use such released air to condition the incoming air stream. In an air conditioning application, heat and humidity that are part of the incoming air stream are transferred to the cool, dry exhaust air, thereby “pre-conditioning” the incoming air before it reaches the building’s air conditioning system. By pre-conditioning the incoming air, ERVs should increase the operating efficiency of the HVAC unit, thereby lowering the overall costs associated with heating and cooling buildings and potentially reducing the size and initial capital cost of the overall HVAC unit.

ConsERV™ has a “core” component made using our nano-structured material and may be described as a high-performance ERV. It is used in conjunction with a building’s HVAC equipment. The ConsERV™ energy recovery ventilator employs nano-technology based materials to create an exchange of sensible (temperature) and latent (humidity) energy between the two air streams using HVAC equipment to provide building ventilation. The first air stream typically exits a building at the temperature and relative humidity level set by the buildings air conditioning and heating equipment. The second air stream comes from the outside environment at a different temperature and relative humidity level and is used to bring outdoor air to the occupants of the building. The ConsERV™ product uses the energy found in the first air stream (air already cooler or heated) to condition the second air stream (the outdoor air coming in) before the second air stream (outside air) enters the HVAC equipment. The ConsERV™ product may save energy, in that it often reduces the required energy and size of the HVAC equipment and thereby may lower the cost of providing ventilation. In addition, it may lower carbon dioxide emissions because the HVAC equipment may not need to be used as frequently and often times can be reduced in size to provide the same levels of comfort indoors. The process is shown in the picture below.

Given third-party test data, our ConsERV™ product, with its nano-structured materials, offers better total performance than other fixed plate ERV products of which we are aware, with no moving parts and little or no cross-air stream contamination.1 Our ConsERV™ core product has received UL 900 recognition and Air-Conditioning, Heating and Refrigeration Institute (“AHRI”) standard 1060 certification. Our ConsERV™ product is compatible with most commercial HVAC units and requires only a small amount of additional HVAC technical expertise to install. We believe the purchase and installation costs of our ConsERV™ product are comparable to the costs of many competing energy recovery products and our ConsERV™ product is more efficient in transferring moisture with lower life cycle maintenance costs.

[1]	Air-Conditioning, Heating, and Refrigeration Institute (“AHRI”) – May 2008 test results. This study is publicly available and was not prepared for our benefit or funded by us.

Achieving increased sales revenue growth from our ConsERV™ product is predicated on the success in five key areas:

•	Achieving continued technological improvements in key materials to lower our ‘per unit’ cost structure.

•

Implementing ‘Lean Manufacturing’ techniques for in-house assembly processes as well as monitoring existing outsourced manufacturing and assembly relationships which lower our ‘per unit’ cost structure.

•

Securing HVAC equipment manufacturers, as well as ERV Original Equipment Manufacturers (“OEM”) (or Licensees), with presence in existing and evolving sales channels as our customers or partners to sell worldwide “in-country or region”.

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

These product applications and activities include:

•

Water Clean-up or “NanoClear”: We expect that this application would function to remove quantities of salt and other impurities from water to produce potable water using an environmentally friendly design that would use less energy and be less expensive than current methods. We have developed a functional table-top demonstration unit which highlights the basics of how this system works using the Company’s nano-structured materials to produce potable water. This demonstration unit is being used as the basis for the product’s next planned inflexion point: a 10m3 (26,500 gallons per day) pilot plant projected to be set up at a local County waste water treatment facility. The NanoClear product is currently in the late stages of prototype development.

•

Water Based packaged HVAC system or “NanoAir”: We expect this application would function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional refrigerant loop based heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle to late stages of prototype development.

•

Ultra-capacitor: Based on initial tests conducted by a third party, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy similar to a battery with projected increases in energy density and lifetimes. We believe the key application for such a device would be in transportation. We have not invested significant resources to date in the development of this product.

As previously mentioned, aside from our ConsERV™ product, the Company has three additional products under development. The Company intends to sell polymer membrane or polymer membrane incorporated into an application appropriate form, or to license the application. We do not intend to build and market the entire product. The three product applications include:

Application	Current Stage	Estimated Funding Required to Ready for Full Scale Commercialization [1]	Estimated Time to Initial Market Entry (post funding)

Water Clean-up (NanoClean) - A process using a low temperature, low pressure approach to process brackish and salt water into potable water.	3rd Stage Alpha/Beta	$8 Million	12 – 30 months

Advanced Heating, Ventilating, and Air Conditioning (NanoAir)- A process using the nano-technology materials to create an advanced heating, ventilating, and air-conditioning system.	3rd Stage Alpha/Beta	$6 Million	12– 24 months

Ultracapacitor –if fully developed, may have a greater energy density and power per pound than traditional capacitors or the batteries on the market today.

Base materials testing underway by third party to confirm the effectiveness of the Company’s materials in the application.

Current activities are moving us closer to the optimization of materials. An alpha prototype would then be required.

		$12 Million	36 – 48 months

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

Patents

We own the rights to seven U.S. patents, five pending U.S. patent applications, and one Patent Cooperation Treaty (“PCT”) application. National stage applications based on the PCT application have been filed in the U.S., China and Europe. In addition, we co-own two PCT applications with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on one of the co-owned PCT applications have been filed in the U.S., China and Europe, and a National stage application based on the other co-owned PCT application has been filed in the U.S. and China. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

[1]	This step is defined as completing pilot or beta site performance and benchmark testing, obtaining (if needed) industry certification(s), and securing initial fundamentals to scale for production.

•

High transfer rate: Based on in-house testing protocols and related results, we have found that the channels created when casting the materials into a nano-structured membrane have a transfer rate of water, or flux, greater than 90% of an equivalent area of an open tube. This feature is fundamental to the material’s ability to transfer moisture at the molecular level while substantially allowing or disallowing the transfer of certain other substances at a molecular level.

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

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. The only product or service which we could not have purchased elsewhere and used in the on-going growth of the ConsERV™ business is the plastic based sheet good. In progress is a project aimed at lessening the Company’s exposure in this sheet good area. All purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements. Our manufacturing process is described below.

Polymer Membrane

Commercially available styrene based polymer resin in flake form and industrial grade solvents are mixed together using a proprietary process involving heat, industrial mixers, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting styrene based polymer resins into a liquid material which we believe gives the attribute of being selective in what molecules it will allow through the plastic, which includes water molecules. This process, called ‘sulfonation’, is done at facilities around the world known as Toll Houses. These are firms which specialize in making small lot (by industry standards) runs of specialty chemicals.

Plastic Based Sheet Good

A thin coating of the liquid polymer material is applied on one side of the sheet good by a ‘tape casting’ firm of which there are many in the United States. The coated sheet good is heated to rapidly dry the liquid material thus bonding the polymer solution and rolled sheet good together. The resulting ‘modified sheet good’ is then re-coiled into rolls and shipped to us. Currently this is provided to us by one vendor. Additional vendors for this component have not been sought by the Company. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above the Company is actively working one project to lower its exposure.

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

Research and Development

The Company has spent approximately $6,600 and $36,000 on research and development during each of the last two fiscal years.

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

Genertec America, Inc.

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec America, Inc (“Genertec”), under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including main land China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April, 2010. Since September 2009, we have received three monthly deposit payments under this agreement. The third payment was received on December 14, 2009. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent.

ConsERV™ - Sales and Marketing Strategies

We market our ConsERV™ product in North America principally through alliances with local independent manufacturer representatives. We currently have 30 independent commercial sales representatives in various locations throughout North America selling the ConsERV™ product. We intend to increase the number of commercial independent sales representatives to approximately 40 to properly cover the North American commercial sales territory. We are also working to secure ongoing relationships with leading industry HVAC manufacturers and other ERV manufacturers. Other potential and targeted sales channels for the ConsERV™ product are energy service companies and HVAC product distributorships. We continue to leverage our relationship with EPRI and a group of 16 utility companies (consisting of EPRI members and some of our minority shareholders) into expected sources of future product sales through the introduction of demand reduction incentives. In January 2010, the Company hired David Longacre, who possesses 25 years of experience in the HVAC industry, as our Vice President of Sales.

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

There are a number of companies located in the United States, Canada, Europe and Asia that have been developing and selling technologies and products in the energy recovery industry, including but not limited to: Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire and AirXchange.

We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire and AirXchange.
NanoClear	Dow, Siemens, , GE
NanoAir	AAON, Trane, Carrier, York, Hier
Ultracapacitor	EEstor Maxwell

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

Intellectual Property

As stated above, we have seven granted U.S. patents, including patents covering the composition and structure of a family of ion conducting polymers and membranes and applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the “Risk Factors” Section of this Annual Report. A list of our existing patents follows:

1.	Patent No. 6,841,601- Cross-linked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and expires March 12, 2022.

2.	Patent No. 6,413,298 – Water and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and expires July 27, 2020.

3.	Patent No. 6,383,391 – Water and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and expires on July 27, 2020.

4.	Patent No. 6,110,616 – Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and expires on January 29, 2018.

5.	Patent No. 5,679,482 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1997 and expires on October 20, 2014.

6.	Patent No. 5,468,574 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1995 and expires on May 22, 2014.

7.	Patent No. 7,179,860 – Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and expires on March 11, 2022.

We have provisional and patent applications in the following areas: Advanced Polymer Synthesis Processes, Reversible Liquid to Air Enthalpy Core Applications and Construction, Nanoparticle Ultra Capacitor and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO20080316678 – Nanoparticle Ultra Capacitor

2.	WO/2008/039779 – Enhanced HVAC System and Method

3.	WO/2008/089484 – Multiphase selective Transport Through a Membrane

4.	WO/2008/141179 – Molecule Sulphonation Process *

5.	WO/2009/002984 – Stable and Compatible Polymer Blends*

6.	WO2009/002984 – Novel Coblock Polymers and Methods for Making Same

*	Patent applications jointly owned with Aegis Biosciences, LLC.

Patents may or may not be granted on these applications. As noted above, two of these applications are jointly owned with Aegis Biosciences, LLC. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements with our current and prospective strategic partners and employees.

Government Regulation

We do not believe the sale, installation or use of our nano-structured products will be subject to any government regulation, other than perhaps adherence to building codes, military specifications, and water safety regulations governing products used in HVAC, military clothing, immersion coatings, and water treatment and desalination. We do not believe that the cost of complying with such codes and regulations, to the extent applicable to our products, will be material.

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

Employees

As of December 31, 2009, we employed 15 full-time employees and one part time employee in our Odessa, Florida facility. Of the 16 employees, 4 are technicians, 2 product managers, 1 polymer chemist, 2 engineers, 1 development vice president, 2 administrative assistant, 1 administrator, 1 sales Vice President, 1 accountant and 1 president and chief executive officer. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business

$325,000 of our 9% convertible secured promissory notes have matured, which may cause us to go out of business if Judgments are obtained.

At December 31, 2009, as a result of the Financing transaction, the Company had 3 note holders holding $325,000 in principal amount 9% convertible secured promissory notes together with the interest thereon outstanding. One of the note holders, whose note at year end accounted for $175,000 of the aforementioned aggregate principal amount, agreed to extend the term of his note to July 15, 2010. The two remaining notes have matured and remain outstanding. As of the date hereof the aggregate principal amount outstanding with respect to the two matured notes is $150,000. The Company has from time to time proposed and is currently proposing that holders of matured notes either (i) convert their notes into shares at this time in exchange for additional warrants or (ii) extend the maturity of the Convertible Notes and continue to accrue interest. If we are unable to reach an agreement with all the note holders and the note holders elect to obtain a judgment against the company, we may be forced out of business. The Company will find it difficult to continue its business, including financing its operations, where a default continues.

We may be unable to repay or secure an extension on the $2,170,000 in unsecured promissory notes outstanding as of the date hereof.

The Company does not currently have and does not expect to attain adequate funds for repayment from its current operations. Although the Company intends to continue to finance its operations, including the repayment of these notes, primarily through private sales of debt and equity securities it may not be able to secure additional financing to repay the notes on acceptable terms, if at all. Further, many of these notes contain a limitation on the amount of debt the Company can incur prior to repayment of the note. Hence, unless the note holders waive the debt limit we may not be able to avail ourselves of sufficient financing should it be available. Further many of these notes provide the holders with the option of participating in any additional financing we may undertake which could substantially dilute existing shareholders. If we are unable to secure financing to repay the notes we will seek to re-negotiate the notes. However, there is no guarantee that all note holders will accept any offer we may make and some or all of the note holders may request additional concessions from the Company for any accommodation we do secure. Any such additional consideration would likely be offered to all such note holders. Any terms we may be able to secure may not be favorable to the Company. Unfavorable terms would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing sufficient to pay the notes prior to the maturity date and we are not able to renegotiate the terms of the notes the note holders will have the option to foreclose which would likely result in the failure of our business or they may opt to convert the principal and interest outstanding under the note into any debt, equity or equity linked security which Company issued after the date of the note in accordance with the same terms as the subsequent financing which could result in substantial dilution to existing shareholders.

We may lose all our patents and the majority of our patent applications if we are unable to repay or convert the principal and interest on the outstanding 9% secured convertible notes issued in the Financing transaction or obtain an agreement for extension of the maturity dates.

The Company may not have adequate funds to repay the $325,000 of Convertible notes and does not expect to attain adequate funds for repayment from operations. The notes are secured by all of the Company’s patents and the majority of the Company’s patent applications. Our success depends, to a significant extent, on the technology that is incorporated in our product and the underlying patents and patent applications securing the notes. The Company intends to continue to finance its operations, including the repayment of the notes, primarily through private sales of debt and equity securities. The Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. There is no guarantee that all note holders will accept any offer the Company will make with regard to extending or converting these notes. Further, some note holders may request additional concessions from the Company in return for extending or converting their note. Any such additional consideration would likely be offered to all note holders. Any re-negotiated terms we may be able to secure may not be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock, or (iii) we are not able to negotiate extensions to the maturity dates of the notes, note holders will have the option to foreclose on all of our patents and those patent applications securing the notes, which would likely result in the failure of our business.

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

Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue our business and our research, development and testing activities and commercialize our products in development is highly dependent on our ability to obtain additional sources of financing, including entering into and maintaining collaborative arrangements with third parties who have the resources to fund such activities. Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender security interest in our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to repay our outstanding promissory notes, including but not limited to the 9% convertible notes, and to fund our ongoing operations, including planned product development initiatives, clinical studies and commercialization efforts, will have material adverse consequences on our business operations, financial condition, results of operations and cash flows.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future and we may not continue as a going concern.

We have incurred substantial losses since we were funded in 1993 and have not achieved profitability in any year to date. We have only one product developed and marketed, ConsERV™, and anticipate all other products will take at least 12 to 48 months to develop. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring additional products to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, and executing to enter into strategic relationships. Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units in 2010, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products o a wider market. Our accumulated deficit was $32.0 million as of December 31, 2009. The reports from Cross, Fernandez and Riley, LLP, our independent registered public accounting firm, related to our December 31, 2009 financial statements contains their opinion that our net losses from operations, negative working capital and stockholder’s deficit raised substantial doubt about our ability to continue as a going concern. There has been no change in the Company’s position relative to the foregoing statements. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability.

The Company financed its operations since inception primarily through private sales of its common and preferred stock, issuance of convertible promissory notes; issuance of unsecured promissory notes, cash received in connection with exercise of warrants, license agreements and the sale of certain fuel cell assets in 2002. As of December 31, 2009, the Company had $1,526,619 of current assets.

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

In the event the lease on our corporate office and production space is terminated, we may not be able to acquire a lease on another suitable property, or a lease on a suitable property at a comparable cost.

The lease on our corporate office and production space may be terminated upon 30 days prior written notice by either party. If this lease is terminated, we may not be able to acquire another lease for another suitable property or a lease on a suitable property at a comparable cost in a timely manner, which could materially disrupt our operations. Even if we are able to relocate into another suitable property at a comparable cost in a timely manner, we would incur significant moving expenses.

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

The recent economic downturn has resulted in a reduction in new construction and less than favorable credit markets, both of which may adversely affect the Company. Certain vendors from which we currently secure parts for our ConsERV product have and may continue to either reduce or eliminate payment terms. Hence, more capital is required to secure parts necessary to produce our products. In addition, our products are often incorporated in new construction which has experienced a decided down turn in project starts over the past year and such trend is expected for 2010. Although the portion of new construction most affected is home sales, which represents a minority of our sales, commercial construction has also experienced a reduction in starts with some projects being delayed and possibly eliminated. If the commercial construction market stagnates or decreases in volume or project size, our operations and financial condition could be negatively impacted. Expenditures under the United States economic stimulus plan appear to have targeted energy products. ConsERV™ may qualify under said program and the Company may potentially benefit from such program. However, when and if we will experience any increase in sales or investment due to this program is uncertain. In the interim, we may need additional capital to address these external conditions. An internal program to reduce personnel costs including the reduction of some salaries and limited furloughs was undertaken in 2009. Such a program may impact our ability to retain personnel and produce our products; however, we do not expect the impact of our internal program to be significant or long in duration. As noted above, we intend to continue to finance operations, including the repayment of all outstanding debt, including but not limited to the convertible notes and unsecured promissory notes, primarily through private sales of debt and equity securities. In light of the recent economic downturn the Company may not be able to secure additional financing on acceptable terms, if at all. Unfavorable terms for a financing transaction would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing our business may fail.

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

As a public company, we are now subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules promulgated by the SEC and the NASDAQ Global Market in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations have and will continue to significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may strain our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In particular, commencing in 2010, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have established internal product and commercialization milestones and dates for achieving development goals related to technology and design improvements of our products. To achieve these milestones we must complete substantial additional research, development and testing of our products and technologies. Except for our ConsERV product, we anticipate that it will take at least 12 to 48 months to develop and ready for scaled production our other products. Product development and testing are subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones. Our business strategy depends on acceptance by key market participants and end-users of our products.

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

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production. If we experience such delays or our third party suppliers and vendors fail to supply us with components that meet our quality, quantity, or cost standards, we may lose our customers or be subject to product liability claims.

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

We will face intense competition in the markets for our nano-structured materials and value-added products made from these materials. We will compete directly with currently available products, some of which may be less expensive. The companies that make these other products may have established sales relationships and more “name-brand” recognition in the market than we do. In addition, some of those companies may have significantly greater financial, marketing, manufacturing and other resources.

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

We currently have seven United States patents, six patent applications and co-own two patent applications, some of which apply to the composition and structure of a family of ion conducting polymers and membranes. These patents and patent applications often make reference to applications for, and in some instances, are application patents relating to materials we are developing. Our patent applications may or may not mature into issued patents.

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

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs, such as backup power. A malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in devices that are manufactured by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

Our key employees are critical to our success and the loss of any key employees could impair our ability to execute our strategy and grow our business.

Our future success depends, to a significant extent, on the continued service of our executive officers and other key technical, sales and senior management personnel and their ability to execute our growth strategy, all of whom have non-compete agreements with the Company which may not withstand court review if litigation were to occur. The loss of the services of any of our senior level management or other key employees could harm our business. Our future performance will depend, in part, on our ability to retain management personnel and for our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our Company. Any dissent among executive officers could impair our ability to make strategic decisions.

The Company has, when required, reduced the salaries of its employees. Such salary reductions may have an adverse effect on our ability to retain key employees.

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

We expect to make significant investments in all areas of our business, particularly in research and product development and in expanding in-house or outsourced manufacturing capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the early stages of commercializing the ConsERV™ application and anticipate that it will take at least an additional 12 to 48 months to develop our other products for commercial sales, we expect our order flow to be uneven from period to period.

Risks Related to Our Industry

If our products fail to meet certain technical standards, we could be subject to claims, fines or other penalties and we may be curtailed from conducting our business operations.

Our nano-structured membrane products are designed for specific applications with specific technical objectives and standards. If these membranes, or the hardware device(s) used to make the membranes work, fail to meet those technical objectives and/or standards, we could be liable for potential personal injury, loss of life and damages (including consequential damages). Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred by reason of said claims, including, but not limited to, environmental damage claims, and in certain instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and may continue to do so in the future. Our operations may not comply with such changes and we may be required to make significant unanticipated capital and operating expenditures to comply with such changes. If we fail to comply with any such applicable environmental laws and regulations, governmental authorities may seek to impose fines or other penalties on us or to revoke or deny the issuance or renewal of certain permits issued to us. Accordingly, we might be subject to damage claims or penalties, and we may be curtailed from conducting our business operations.

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

The issuance of any shares of our common stock, either pursuant to the conversion or exercise of our outstanding convertible securities and warrants or pursuant to any other agreement entered into by us, including but not limited to the existing unsecured promissory notes, or which may be entered into by us in the future, may result in substantial dilution to the interests of holders of our common stock. The sale of our shares of common stock in the market could cause the market price of our common stock to decline as a result of the increased supply of shares, which could in turn cause you to lose a portion of your investment. Such depression in the value of our common stock could also reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock or to make distributions upon our liquidation.

Furthermore, shares owned by our current shareholders, to the extent they may be transferred without registration pursuant to applicable exemptions under the Securities Act of 1933, as amended (the “Securities Act”) may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock, including but not limited to any such sales by our officers, directors and 5% or more beneficial owners, into the public market, or the mere perception that these sales could occur.

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

The payment of dividends upon our capital stock is solely within the discretion of our board of directors and dependent upon our financial condition, results of operations, capital requirements, restrictions contained in our future financing instruments and any other factors our board of directors may deem relevant. We have never declared or paid a dividend on our common stock and, because we have very limited resources, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain any future earnings for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them.

Our executive officers and directors have significant shareholdings, which may lead to conflicts with other shareholders over corporate governance matters.

As of March 30, 2010, our directors and officers, as a group, beneficially own approximately 31.6% of our outstanding common stock, including shares of common stock issuable upon exercise of warrants and options. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations.

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

Our common stock is currently quoted on the OTC:BB under the symbol “DLYT.” However, currently there is not an active trading market for our common stock, meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. There are a number of factors that contribute to this situation, including, without limitation, the fact that we are a small development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, development-stage company such as ours or purchase or recommend the purchase of shares of our common stock until such time we become more seasoned and viable.

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

We are not currently a party to any pending legal proceedings. In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2009 Annual Meeting of Stockholders, held on November 12, 2009, the stockholders elected the following individuals as directors, to serve until the 2010 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Timothy N. Tangredi	16,263,298	327,720

Raymond Kazyaka, Sr.	16,213,298	377,720

Robert W. Schwartz	16,167,698	423,320

Also, at the 2009 Annual Meeting of Stockholders the stockholders:

•

Approved the amendment of the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized shares from 110,000,000 comprised of 100,000,000 shares of common stock, par value $.01 per share (the “Common Stock”) and 10,000,000 shares of preferred stock to 210,000,000 shares, comprised of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. There were 13,577,299 votes cast for the amendment, 102,688 votes cast against the amendment, and 12,000 abstentions.

•	Adopted the Company’s 2009 Long-Term Incentive Plan. There were 13,580,519 votes cast for adoption of the plan, 67,468 votes cast against adoption of the plan, and 44,000 abstentions.

•

Ratified and approved (i) a five year warrant to purchase 3,000,000 shares of Common Stock previously issued to Timothy N. Tangredi, the Company’s President, Chief Executive Officer and Chairman of the Board and (ii) a five-year warrant to purchase 250,000 shares of Common Stock previously issued to Scott Ehrenberg, the Company’s Chief Technology Officer and Secretary. There were 13,125,264 votes cast for ratification and approval of the warrants, 89,933 votes cast against ratification and approval of the warrants, and 476,790 abstentions.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded from November 15, 2005 to November 23, 2008 on the Pink Sheets and from November 24, 2008 to present on the Over the Counter Bulletin Board under the trading symbol “DLYT.” The following table sets forth the range of reported high and low sales prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an “established trading market.”

	High	Low
For the year ending December 31, 2009:
First Quarter	$0.20	$0.08
Second Quarter	$0.19	$0.13
Third Quarter	$2.60	$0.10
Fourth Quarter	$0.95	$0.22

For the year ending December 31, 2008:
First Quarter	$0.51	$0.15
Second Quarter	$0.51	$0.24
Third Quarter	$0.45	$0.16
Fourth Quarter	$0.20	$0.07

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 17961 Hunting Bow Circle, Suite 102, Lutz, Florida 33558, telephone (813) 235-4490.

Holders

As of March 30, 2010 there were approximately 184 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and the 2009 Long-Term Incentive Plan (the 2009 Plan”) under which our securities are authorized for issuance as of December 31, 2009

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity compensation plans approved by security holders:	12,348,882	$0.26	15,000,000

In June 2000 and November 2009, our board of directors adopted, and our shareholders approved, the 2000 Plan and 2009 Plan respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees of the Company. Certain awards under the Plans may be subject to performance conditions.

Number of Shares of Common Stock Available Under the Plans. As of December 31, 2007, our board of directors approved and made available 6,093,882 shares of common stock to be issued pursuant to the 2000 Plan. Subsequently, our board of directors approved and made available an additional 5,000,000 shares of our common stock for issuance under the 2000 Plan. The 2000 Plan permits grants of options to purchase common shares authorized and approved by the Company’s Board of Directors and shareholders for issuance prior to the enactment of the 2000 Plan. On November 5, 2009, our board of directors approved and made available a total of 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan.

Administration of the Plans. The Plans are administered by a committee of two or more directors designated by the board of directors to administer the Plans (the “Committee”) or, in the absence of such Committee, by the board of directors. Currently, the Plans are administered by our board of directors. The board of directors has the authority to select the participants to whom awards under Plans will be granted, grant awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards granted under the Plans and to prescribe the rules and regulations for the administration of the Plans. No option or stock appreciation rights granted under the Plans shall be exercisable, however, more than ten years after the date of the grant.

Exercise Price. The Plans require the Committee to grant qualified options with an exercise price per share not less than the fair market price of a share of common stock on the date of grant of the option.

Transferability. Awards granted under the Plans are generally not transferable by the optionee otherwise than by will or the laws of descent and distribution and generally exercisable during the lifetime of the optionee only by the optionee.

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

Stand-Alone Grants

Our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our Plans. The terms of these grants may be individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES- USE OF PROCEEDS

We issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. For the quarter ended December 31, 2009, we issued the following securities without registration under the “Securities Act”, pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act:

In October 2009, four investors elected to convert their 9% secured convertible notes and the related accrued interest in the amounts of $174,349, $638,693, $28,859 and $57,989 into 871,746, 3,193,466, 144,295 and 289,945 shares of the Company’s Common Stock, respectively. Said investors also received an additional five-year warrant to purchase up to 75,000, 275,000, 12,500 and 25,000 shares, respectively, of Common Stock, at an exercise price of $0.75 per share in consideration for converting their 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events. The Common Stock was issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

We have developed and patented a nano-structure polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products.

The initial product focus of the Company is ConsERV, an energy recovery ventilator. We also have new product applications in various developmental stages. We believe that three of these additional product applications, including an advanced air conditioning system which is projected to use less energy and emit fewer emissions than most current HVAC equipment, a sea-water desalination product and an electrical energy storage device, can be brought to market in the foreseeable future if we receive adequate capital funding.

We expect ConsERV™ to continue to be our focused commercial product through 2010 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in residential and commercial HVAC markets. Sales channels for our ConsERV™ products include OEMs, distributors, retailers, and consumers. We also occasionally license our technology to strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (iv) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences). In addition, the Company and its independent sales representative sales force will work to secure orders for ConsERV™ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, it would create a delay in production.

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

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional expenses as a result of becoming a reporting company including, but not limited to, director and officer insurance, director fees, SEC reporting and compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV™ products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,
	2009	2008
Revenues	$1,531,215	$1,015,433
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$1,071,098	$796,217
Percentage of revenues	70.0. %	78.4%

Selling, general and administrative expenses	$3,224,592	$2,935,552
Percentage of revenues	210.6%	289.1%

Interest Expense	$621,574	$3,282,768
Percentage of revenues	40.6%	323.3%

Net loss	$(3,385,382)	$(5,979,446)
Percentage of revenues	(221.1)%	(588.9)%

DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

REVENUES: Total revenues for the year ended December 31, 2009 and 2008 were $1,531,215 and $1,015,433 respectively, an increase of $515,782, or 50.8%. The increase in revenues for 2009 is primarily attributable to the Company increasing the sales price of the ConsERV products, introducing a new product to the ConsERV line generating additional sales in a new price category and an increase in the number and size of its sales transactions in 2009. The Company also attributes the sales increase to a realignment of its independent sales representatives. During the year ended December 31, 2009 and 2008, five and four customers accounted for approximately 66% and 64% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold was $1,071,098 and $796,217, or 70.0% and 78.4% of revenues for the years ended December 31, 2009 and 2008, respectively. The increase in 2009 of $274,881 is primarily due an increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2009 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and a decrease in the cost of both labor and materials through outsourcing a portion of the production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $3,224,592 for the year ended December 31, 2009, compared to $2,935,552 for the year ended December 31, 2008, an increase of $289,040 or 9.8%. This increase is primarily due to an increase in stock based compensation of approximately $396,000 and a $75,000 increase in professional fees, which was partially offset by a decrease in payroll expenses of approximately $177,700.

INTEREST EXPENSE: Interest expense was $621,574 for the year ended December 31, 2009 compared to $3,282,768 for the same period of 2008, a decrease of $2,661,194 or 81.1%. During the year ended December 31, 2009, interest expense was primarily related to convertible notes issued from December 2007 to January 2008, and comprised of approximately $172,000 of stated interest expense on the notes, approximately $413,000 in expense relating to warrants issued to induce conversion of principal and $30,100 in expense related to the amortization of the discount and embedded beneficial conversion feature. The decrease in interest expense is due to the fact that the beneficial conversion feature and discount on the notes payable became fully amortized in January 2009 and the convertible debt has been reduced by $2,625,000 in 2009.

For the year ended December 31, 2008, interest expense was comprised of amounts related to convertible notes issued from December 2007 to January 2008, including approximately $197,000 of stated interest expense on the notes, loan cost amortization of approximately $102,000, and approximately $2,849,000 for the amortization of the discount and embedded beneficial conversion feature. During the year ended December 31, 2008, the Company also recognized approximately $65,000 of interest expense from the induced conversion of notes payable to the Robb Charitable Trust.

NET LOSS: Net loss for the year ended December 31, 2009 decreased by $2,594,064 to $3,385,382 from $5,979,446 for the year ended December 31, 2008. The decrease in net loss is primarily due to the increases in sale, and decreases in cost of sales and interest expense, which was partially offset by increases in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through sales of its ConsERV™ products, sales of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which are not expected for several years. Furthermore, even if we achieve our goal of selling a greater number of ConsERV™ units, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our profitability will require the successful commercialization of our ConsERV™ products and any future products we develop. No assurances can be given when this will occur.

During the year ended December 31, 2009 eighteen holders converted their Convertible Notes, having an aggregate outstanding principal balance of $2,350,000 plus accrued interest of $361,600, into 13,553,822 shares of common stock. Some of the holders converted during periods in which we were offering an additional warrant as an inducement to convert. In accordance with the offers we issued additional warrants to purchase 1,665,000 shares of common stock, exercisable immediately at $0.25 per share and valued at $126,367, and 575,000 warrants, exercisable immediately at $0.75 per share valued at $286,641 which was recorded as interest expense during the twelve months ended December 31, 2009.

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All interest and principal related to the three Convertible Notes, $289,600 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July of 2009, the fourth investor, holding a Convertible Note in the principal amount of

$200,000, agreed to extend said note to September 2009. In November of 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of Company’s common stock. As of December 31, 2009 the outstanding principal balance of said loan was $175,000.

As of December 31, 2009, $325,000 of principal on the Convertible Notes was outstanding, of which $175,000 has been extended to July of 2010 with the remaining notes currently in default and due and payable in full.

We cannot currently pay the convertible notes without severely impacting our ability to continue operations and the Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. There is no guarantee that any renegotiated terms we may be able to secure would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay the notes, (ii) the notes are not converted into shares of our common stock pursuant to their terms, (iii) we are not able to negotiate extensions to the maturity dates of the notes, or (iv) we are unable to generate sufficient funds from operations to repay these loans, the $325,000 Convertible note holders will have the option to foreclose on all of our patents and those patent applications securing the notes, which would likely result in the failure of our business.

In July 2009, we secured a loan of $300,000 from an investor. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011.

In December 2009, we secured a loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010.

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

We will be dependent upon our existing cash of $1,085,628 at December 31, 2009, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next nine to twelve months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through December 2011. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company incurred a net loss of $3,385,382 and has incurred significant losses since inception. As of December 31, 2009, the Company has an accumulated deficit of $32,162,151, negative working capital of $2,265,370 and a stockholders’ deficit of $2,678,939. The Company used $818,378 and $1,824,510 of cash from operations during 2009 and 2008, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.	We are currently holding preliminary discussions with parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize, certain applications of our technology.

2.	We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of our products. As part of this step we will attempt to take advantage of key programs associated with the recently enacted American Recovery and Reinvestment Act of 2009.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2009 was $1,085,628 compared to $26,867 as of December 31, 2008. Cash is primarily used to fund our working capital requirements.

As of December 31, 2009, the Company had an increase in working capital of $1,536,639, resulting in a working capital deficit of $2,265,370 compared to $3,802,009 of working capital deficit as of December 31, 2008. During the year ended 2009, we used approximately $818,000 of cash to fund our operations, approximately $513,000 to repay debt, and approximately $41,000 to purchase patent licenses and equipment. These uses of cash are partially offset by approximately $643,000 of proceeds received during 2009 in connection with the sale of common stock and $1,787,900 of proceeds from the issuance of debt.

Net cash used in operating activities was approximately $818,000 for the year ended December 31, 2009 compared to approximately $1,825,000 for the same period in 2008. During the year ended December 31, 2009, we used additional cash to fund operating losses of approximately $3,385,000 and working capital requirements of approximately $1,116,000 compared to the same period in 2008.

Net cash used in investing activities was approximately $41,000 for the year ended December 31, 2009 compared to approximately $19,000 for the same period in 2008. During the year ended December 31, 2009, we used additional cash to purchase patent licenses and equipment.

Net cash provided by financing activities was approximately $1,918,000 for the year ended December 31, 2009 compared to approximately $1,366,000 for the same period in 2008. During the year ended December 31, 2009, we received net proceeds of $1,787,900 from the issuance of debt and $643,000 of proceeds from the sale of common stock.

ECONOMY AND INFLATION

We have not experienced any significant cancellation in orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, we have contractual obligations of $1,900,117 as indicated below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years

Long-term debt	$1,875,624	$1,575,624	$300,000	$—
Purchase Obligations	24,493	24,493	—	—

Total	$1,900,117	$1,600,117	$300,000	$—

The Company secured loans from two of its investors in the principal amounts of $250,000 on December 31, 2009 and $620,000 on February 18, 2010. The Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. The loan received in December of 2009 is included in the foregoing table. Pursuant to the terms of these notes, we are to pay the holders simple interest at the rate ten percent per annum.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The significant accounting policies followed are:

Revenue Recognition

Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. Warranty costs have been immaterial to our overall operations in the past and therefore, the Company has not recorded an accrual for any estimated warranty expenses. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $84,100 from license agreements for each of the years ended December 31, 2009 and 2008.

Impairment of Long-Lived and Intangible Assets

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived and intangible assets during the two-year period ended December 31, 2009.

Stock-Based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008

Dividend rate	0%	0%

Risk free interest rate	1.65% – 3.49%	2.64% – 3.98%

Expected term	5 – 10 years	5 – 10 years

Expected volatility	92% – 106%	80% – 114%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical stock prices.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% and 22% for the years ended December 31, 2009 and 2008, respectively, and incorporated this rate in the estimated fair value of employee option grants during 2009 and 2008.

Taxes

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

As of December 31, 2009, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2009, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on such criteria.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position
Timothy N. Tangredi	54	President, Chief Executive Officer and Chairman of the Board of Directors
Robert W. Brown	60	Vice President – Operations
Scott G. Ehrenberg	56	Chief Technology Officer and Secretary
Judith C. Norstrud	41	Chief Financial Officer and Treasurer
David Longacre	51	Vice President – Sales and Marketing
Robert W. Schwartz	65	Director
Raymond Kazyaka Sr.	79	Director

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

David E. Longacre has been Vice President of Sales and Marketing since January 2010. His background includes over 25 years of experience in the Heating, Ventilation and Air Conditioning (HVAC) industry. His career started with York International as a Sales Engineer, progressing to a Zone Manager over 17 years. He worked as an independent manufactures representative for two years before joining Trane, where he was a Strategic Account Manager and Team Leader for five years. He then worked with Siemens Building Technologies as their Service Sales Manager for a district, then became Branch Manager for Johnson Controls handling the profit and loss for both sales and operations. Mr. Longacre received his BS in Commerce and Engineering from Drexel University in 1980. He is also a LEED AP.

Robert W. Brown has been an officer of the Company since March 2003 and is currently Vice President of Operations. His background includes 28 years of experience in technical marketing and product management, technology commercialization, and many aspects of technology business start-up and growth. He has experience both onshore and internationally with utility and engineering organizations. From March 1994 to February 2003, as CEO of a subsidiary of Baymont Technologies Inc. Mr. Brown’s responsibilities included turn around management and financial restructuring. Mr. Brown received a Technical Diploma from Southern Alberta Institute of Technology in 1970.

Judith C. Norstrud, CPA was appointed Chief Financial Officer and Treasurer on October 14, 2009. In March 2002, Judith founded Norco Accounting & Consulting, Inc., a firm that provides various accounting and consulting services to small companies on an as needed basis. From July 1999 to June 2002, Judith served as a manager with Pender, Newkirk and Company, CPAs. While at Pender, Judith served a variety of companies from start up enterprises to mid-sized publicly traded companies. Previously, from August 1996 to July 1999, Judith was an Audit Senior with PricewaterhouseCoopers, LLP. Judith graduated from the University of South Florida’s College of Business Administration with a Master of Accountancy degree in 2002.

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

None of our directors or executive officers has been, during the past ten years:

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

(iv) found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reverse, suspended, or vacated;

(vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspending or vacated, of any self-regulatory any registered entity of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our board of directors has determined that it currently has two members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). The independent directors are Raymond Kazyaka Sr. and Robert W. Schwartz.

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors has not adopted any committees to the board of directors. Our board of directors held five formal meeting during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on March 31, 2009. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

Compliance with Section 16(a) of the Exchange Act

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2009 and 2008. The following table summarizes all compensation for fiscal years 2009 and 2008 received by our Chief Executive Officer, and most highly compensated executive officers in fiscal year 2009.

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)			Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)			(g)	(h)	(i)	(j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman of the Board of Directors(1)	2009 2008	$ $	170,000 170,000	— —	— —		$1,134,425 752,450	(3)	— —	— —	— —	$ $	1,304,425 922,450

Robert W. Brown Secretary and Vice President of Marketing	2009 2008	$ $	57,187 75,000	— —	— —	$	— 23,412		— —	— —	— —	$ $	57,187 98,412

Scott G. Ehrenberg, Chief Technology Officer	2009 2008	$ $	67,100 88,000	—	— —	$	— 84,337	(3)	— —	— —	— —	$ $	67,100 172,337

Judith C. Norstrud, Chief Financial Officer and Treasurer	2009		$13,447	—	—		$82,930	(3)	—	—	—		$96,377

(1)	Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2009 and 2008, Mr. Tangredi was paid $55,350 and $117,500, respectively and has accrued unpaid salary of $114,650 for 2009 and $52,500 for 2008. Additional accruals have been made for the years prior to 2008.

(2)	The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2009 and December 31, 2008, and thus include amounts from option awards granted in and prior to the indicated year. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2009 and December 31, 2008, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise. During the fiscal year ended December 31, 2009, there were 472,733 option award forfeitures related to service-based vesting conditions.
(3)	In 2008 we issued Mr. Tangredi a warrant to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.36 per share. The warrant had a five year term, vested upon issuance, provided for a cashless exercise and contained standard anti-dilution provisions. In the same year we issued Mr. Ehrenberg a warrant to purchase 250,000 shares of Company’s common stock at the exercise price of $0.30 per share with all other terms and conditions being the same as those of the Tangredi warrant. During 2009, we issued Ms. Norstrud an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.45 per share. The option vests at a rate of 50,000 per quarter and has a term of five years.

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

For each product for which the Company commences commercial sale or licensing during the term and receives more than $1 million of revenue during any 12 month period, Mr. Tangredi, in addition to any other compensation which he may receive under the agreement, shall be granted options to purchase 10,000 shares of the Company’s common stock at an exercise price equal to either (i) the lower of: (a) $2.50 per share or (b) the fair market value per share of the stock on the date of grant as determined in good faith by the Compensation Committee of the Board of Directors, if the Company has not conducted an initial public offering prior to the date of grant (as hereinafter defined), or (ii) at an exercise price equal to 75% of the market price of the common stock, if the Company has completed an initial public offering of its common stock prior to the date of grant (with the market price to be the average of the closing sale prices during the five trading days immediately preceding the date of grant of the option). Such options, as well as any other options granted to Mr. Tangredi during the term of his employment, shall be granted under the Company’s then existing stock option plan, shall be immediately exercisable, have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event they shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

In the event that the fair market value of the Company’s common stock (the average of the closing prices of the common stock for any five consecutive trading days, as reported by the principal exchange or other stock market on which the commons stock is then traded) equals or exceeds 200% of the price at which the Company sells common stock in a public offering (the “Target Value”) at any time during the term of the agreement, Mr. Tangredi shall be granted options to purchase 50,000 shares of common stock at an exercise price equal to 75% of the Target Value, on terms identical to the options provided for above.

In the event Mr. Tangredi’s employment is terminated by the Company without cause or by Mr. Tangredi for good reason, death or disability, Mr. Tangredi shall be entitled to the following:

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

In the event Ms. Tangredi’s employment is terminated by the Company without cause or by the Ms. Tangredi for good reason or by reason of death or disability, Ms. Tangredi shall be entitled to the following:

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers and significant employees, as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy N. Tangredi (1)	825,000		0	0	$.26	9/23/2014
	150,000		0	0	$.10	5/10/2015
	120,000		0	0	$.10	10/1/2015
	40,000		0	0	$.30	5/2/2016
	110,000		0	0	$.55	11/1/2016
	140,000		0	0	$.55	2/20/2017
	300,000		0	0	$.21	8/18/2017
	350,000		0	0	$.21	1/30/2018
	3,000,000	*	0	0	$.36	4/18/2013
	75,000		0	0	$.30	8/4/2018
	100,000		0	0	$.42	11/12/2019
	3,540,058		0	0	$.42	11/12/2019
* Warrant
Robert W. Brown (2)	106,416		0	0	$.26	9/23/2014
	120,000		0	0	$.10	5/10/2015
	120,000		0	0	$.10	10/1/2015
	72,500		0	0	$.55	11/1/2016
	33,334		16,666	16,666	$.21	8/18/2017
	66,667		133,333	133,333	$.30	8/4/2018
Scott G. Ehrenberg (3)	140,000		0	0	$.26	9/23/2014
	110,000		0	0	$.10	5/10/2015
	80,000		0	0	$.10	10/1/2015
	40,000		0	0	$.55	11/1/2016
	120,000		0	0	$.55	2/20/2017
	33,334		16,666	16,666	$.21	8/18/2017
	83,333		166,667	166,667	$.30	8/4/2018
	*250,000		0	0	$.30	8/4/2013
* Warrant
Judith C. Norstrud (4)	0		200,000	200,000	$.45	10/15/2019
Patricia K. Tangredi (5)	395,000		0	0	$.26	9/23/2014
	278,058		0	0	$.10	5/10/2015
	140,000		0	0	$.10	10/1/2015
	125,000		0	0	$.55	11/1/2016
	350,000		0	0	$.21	8/18/2017
	300,000		0	0	$.21	1/30/2018
	250,000		0	0	$.30	8/4/2018
	100,000		0	0	$.42	11/12/2019

(1)	Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. The April 2008 warrant grant to Mr. Tangredi was made by the Board of Directors in recognition for Mr. Tangredi’s achievement of the following goals: negotiating conversion of the convertible notes issued in the Additional Financing, securing a release with respect to the consulting agreement with Gray Capital Partners, Inc., securing and closing upon the Financing. In 2009 and 2008, Mr. Tangredi has accrued unpaid salary of $114,650 for 2009 and $52,500 for 2008. Additional accruals have been made for the years prior to 2008. All stock options issued to Mr. Tangredi were issued under the 2000 Plan.
(2)	All stock options issued to Mr. Brown were issued under the 2000 Plan.
(3)	All stock options issued to Mr. Ehrenberg were issued under the 2000 Plan.
(4)	All stock options issued to Ms. Norstrud were issued under the 2000 Plan.
(5)	All stock options issued to Ms. Tangredi were issued under the 2000 Plan

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Raymond Kazyaka Sr., Director(1)	—	—	$31,165	—	—	—	$31,165
Robert W. Schwartz, Director(2)	—	—	$31,165	—	—	—	$31,165

(1)	At fiscal year end December 31, 2009, Mr. Kazyaka had 504,600 option awards outstanding and no stock awards outstanding.
(2)	At fiscal year end December 31, 2009, Mr. Schwartz had 474,600 option awards outstanding and no stock awards outstanding.

We do not have a plan pursuant to which our directors are compensated and directors do not receive cash compensation for their services on the Board of Directors although they do receive stock options as determined by the full board of directors. Timothy N. Tangredi, Raymond Kazyaka Sr. and Robert W. Schwartz were each granted an option on November 12, 2009 to purchase 100,000 shares of common stock at an exercise price of $0.42 per share, vesting immediately upon issuance and exercisable for a period of ten years. This option grant to Mr. Tangredi as a director is also contained in the table summarizing grants made to our officers.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and our Long-Term Incentive Plan of 2009 (the “2009 Plan”) under which our securities are authorized for issuance as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	12,348,882	$.26	15,000,000
Equity compensation plans not approved by security holders	0	0	0

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

Applicable percentage ownership in the following table is based on approximately 29,095,717 shares of common stock outstanding as of January 31, 2010, plus, for each individual, any securities that individual has the right to acquire within 60 days of January 31, 2010.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1)	10,835,916	27.2%
Robert W. Brown (Officer) (2)	518,916	1.8%
Scott G. Ehrenberg(3) (Officer)	939,466	3.1%
Judith Norstrud (Officer) (4)	50,000.17%

David Longacre (Officer)	0	0%
Raymond Kazyaka Sr. (Director) (5)	504,600	1.7%
Robert W. Schwartz (Director) (6)	474,600	1.6%

Executive officers and directors as a group (7 persons)	13,323,498	31.58%

Brian A. Kelly 181C Hague Blvd. Glenmont, N.Y. 12077	2,254,085	7.7%
Michael Gostomski (7) 1666 Valley View Dr. Winnona, MN 55987	2,086,842	7.2%

Louis M. Jaffe (8) 1500 S. Ocean Blvd #5201 Boca Raton, FL 33432	3,631,646	12.0%

Michael Frederick Stone (9) 18 Ozone Avenue Venice, CA 90291	1,920,137	6.2%

Marisa Stadmauer (10) 26 Columbia Turnpike Florham Park, NJ 07932	1,835,373	6.1%

Mark Nordlich (11) 152 West 575th St. 4th Floor New York, NY 10019	3,324,740	11.4%
Erick Richardson (12) 10900 Wilshire Blvd. Suite 500 Los Angeles, CA 90024	1,863,677	6.2%
Leonard Samuels (13) 1011 Centennial Road Penn Valley, PA 19072	8,795,212	26.6%
Leah Kaplan Samuels (14) 1011 Centennial Road Penn Valley, PA 19072	2,576,746	8.6%

(1)	Includes 8,750,058 shares of common issuable upon exercise of stock options and warrants and 2,065,858 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 1,938,058 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.
(2)	Includes 518,916 shares of common stock issuable upon exercise of stock options.
(3)	Includes 856,666 shares of common stock issuable upon the exercise of stock options and warrants and 41,400 shares beneficially owned by Mr. Ehrenberg’s wife, Linda Ehrenberg.
(4)	Includes 50,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 504,600 shares of common stock issuable upon exercise of stock options.
(6)	Includes 474,600 shares of common stock issuable upon exercise of stock options.

(7)	Includes 18,750 common shares issuable upon exercise of certain warrant issued in connection with the conversion of notes issued in the Additional Financing. Also includes 499,875 shares of common stock issuable upon exercise of warrants issued in connection with the Financing and 288,462 shares of common stock issuable upon exercise of a certain warrant issued in connection with a March 2009 purchase of Company’s common stock.
(8)	Includes 666,500 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing to Louis M. Jaffe 2004 Intangible Asset Mgmt. TR U/A DTD 5/24/04 and 298,077 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. Also includes 1,817,061 shares held by the aforementioned trust, 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Jennifer Jaffe and 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Lara Jaffe Taylor. The natural person with voting power and investment power on behalf each of the aforementioned trusts is Louis M. Jaffe. Also includes 100,000 shares held by the Diana G. Jaffe Revocable Trust Dated 8/4/99 of which Diana G. Jaffe, Louis M. Jaffe’s wife, is the natural person with voting power and investment power on behalf of the trust and 250,000 shares of common stock issuable on exercise of a certain outstanding warrant issued to Louis M. Jaffe pursuant to a consulting agreement.
(9)	Includes 750,000 shares of common stock issuable upon conversion of certain outstanding convertible notes and 1,000,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing. Also includes 170, 137 shares of common stock issued upon conversion of all interest due under the Convertible Note.
(10)	Includes 999,750 shares of common stock issuable upon exercise of warrants issued in connection with the Financing in the name of MSSRPS, LLC. The natural person with voting power and investment power on behalf of MSSRPS, LLC is Marisa Stadmauer.
(11)	Includes 3,324,740 shares of common stock issued upon conversion of convertible notes. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlich. Not included above are 3,999,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing. The warrants, as amended, may not be exercised to the extent the shares resulting from such exercise, when aggregated with its other holdings of the our common stock as of the time of exercise, would result in Platinum Montaur Life Sciences, LLC holding in excess of 9.9% of all our common stock at the time of the exercise on a beneficially converted basis.
(12)	Includes 598,261 shares of common stock issuable upon conversion of certain outstanding convertible notes and 500,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing in the name of RP Capital LLC. Erick Richardson and Nimish Patel of Richardson & Patel LLP own RP Capital LLC. Also includes 373,108 shares in the name of Richardson & Patel LLP and warrants to purchase an additional 392,308 shares. Erick Richardson is a partner at Richardson & Patel LLP. The natural person with voting and investment control over the shares held by these entities is Erick Richardson.
(13)	Includes 825,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing and 80,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Also includes 3,193,466 shares of common stock issued upon conversion of convertible notes and 3,025,000 shares of common stock issuable upon exercise of certain outstanding warrants in the Financing issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA.
(14)	Includes 825,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing and 80,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Timothy N. Tangredi, the Company’s Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to two days per month on Aegis business and is compensated by Aegis for his time and contribution(s). We granted Aegis two exclusive, world-wide licenses, the first in 1995 and the second in 2005. Pursuant to these licenses, Aegis has the right to use and sell products containing our polymer technologies in biomedical and health care applications. The first license was entered into in 1995 and has been amended twice. In 2005, we agreed to accept $150,000 as payment in full of all royalties and no further license revenue will be forthcoming. The second license allows Aegis the use of our intellectual property in the field of health care. A one-time payment of $50,000 was made under this license in 2005. In addition, under the second license Aegis is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

On May 21, 2009, to evidence a loan, Company issued its Chief Executive Officer a promissory note in the principal amount of $51,900. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all accrued interest is to be paid in full to the holder no later than July 31, 2009. This note was paid in full prior to July 31, 2009.

On June 10, 2009, to evidence a loan, the Company issued a promissory note in the principal amount of $10,000 to Ethos Business Ventures, an entity in which its Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all interest accrued is to be paid in full to the holder no later than July 31, 2009. This note was paid in full prior to July 31, 2009

On September 11, 2009, to evidence a loan, Company issued its Chief Executive Officer a promissory note in the principal amount of $124,000. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all accrued interest is to be paid in full to the holder no later than October 15, 2009. This note was paid in full prior to October 15, 2009.

On September 11, 2009, to evidence a loan, the Company issued a promissory note in the principal amount of $37,000 to Ethos Business Ventures, an entity in which its Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 9% per annum. The principal amount plus all interest accrued is to be paid in full to the holder no later than October 15, 2009. This note was paid in full prior to October 15, 2009

The Company rents a building on a month to month basis from a related party which is wholly owned by two shareholders of the Company, one of which is Timothy N. Tangredi, our Chief Executive Officer. The base monthly rent expense is $3,800 per month. The Company also pays the taxes, insurance and some repairs on the building. For the year ending December 31, 2009 and 2008, the Company recorded $49,604 and $48,792, in rent expense to this related party, respectively.

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

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2009 was $53,000. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

Aggregate other fees billed for the year ended December 31, 2009 was $4,000.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of Cross, Fernandez & Riley LLP was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*

3.9	Bylaws of The Dais Corporation*

4.0	Certificate of Amendment to the Certificate of Incorporation filed December 17, 2009, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

4.1	Form of Non-Qualified Stock Option Agreement*

4.2	Form of Non-Qualified Option Agreement*

4.3	Form of Warrant (Daily Financing)*

4.4	Form of Warrant (Financing)*

4.5	Form of Warrant (Robb Trust Note and Additional Financing)*

4.6	Form of Placement Agent Warrant (Financing)*

4.7	Form of 9% Secured Convertible Note (Financing)*

4.8	Form of Note (Robb Trust Note)*

4.9	Form of Amendment to Note (Robb Trust Note)*

4.10	Form of Warrant (Note Conversion)**

4.11	Form of Warrant (2009 Stock Purchases)**

4.12	Unsecured Promissory Note (Gostomski)

4.13	Unsecured Promissory Note from Platinum-Montaur, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on December 22, 2009

4.14	Unsecured Promissory Note from Samuels, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010

4.15	Unsecured Promissory Note from RBC Capital Corp., incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010.

10.1	2000 Equity Compensation Plan*

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*

10.7	Form of Subscription Agreement (Daily Financing)*

10.8	Form of Subscription Agreement (Financing)*

10.9	Form of Registration Rights Agreement (Financing)*

10.10	Form of Secured Patent Agreement (Financing)*

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*

10.12	Exclusive Distributorship Agreement between Genertec America, Inc. and Dais Analytic Corporation entered into August 21, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed August 27, 2009.

10.13	Employee Non-Disclosure and Non-Compete Agreement entered into between Judith Norstrud and Dais Analytic Corporation on October 15, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed October 16, 2009.

10.14	2009 Long Term Incentive Plan, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

14.1	Code of Ethics incorporated by reference to the exhibits included with the Annual Report on Form 10-K as filed on March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: March 30, 2010	By:	/S/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 30, 2010	By:	/S/ JUDITH C. NORSTRUD
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/S/ TIMOTHY N. TANGREDI Timothy N. Tangredi	Chairman of the Board, Chief Executive Officer and Director	March 30, 2010

/S/ ROBERT W. SCHWARTZ Robert W. Schwartz	Director	March 30, 2010

/S/ RAYMOND KAZYAKA SR. Raymond Kazyaka Sr.	Director	March 30, 2010

Financial Statements

Dais Analytic Corporation

Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheet of Dais Analytic Corporation (“the Company”) as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since inception and has a capital deficit and stockholders’ deficit of $2,265,370 and $32,162,151 at December 31, 2009. These factors, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley LLP

Tampa, Florida

March 29, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheet of Dais Analytic Corporation as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of Dais Analytic Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $5,979,446 during the year ended December 31, 2008, has an accumulated deficit of $28,776,769, has negative working capital of $3,802,009, and a stockholders’ deficit of $4,697,436 at December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 23, 2009

Dais Analytic Corporation

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,085,628	$26,867
Accounts receivable	187,434	188,970
Inventory	149,986	147,128
Loan costs, net of accumulated amortization	—	1,004
Prepaid expenses and other current assets	103,571	31,181

Total current assets	1,526,619	395,150

Property and equipment, net	19,383	26,933

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $107,319 and $96,389 at December 31, 2009 and 2008, respectively	72,464	44,129

Total other assets	74,744	46,409

	$1,620,746	$468,492

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $150,740 and $105,925 at December 31, 2009 and 2008, respectively	$385,955	$380,022
Accrued compensation and related benefits	1,314,356	1,147,389
Accrued expenses, other	223,597	340,115
Current portion of deferred revenue	292,457	84,145
Current portion of notes payable, net of unamortized discount of $0 and $23,171 at December 31, 2009 and 2008, respectively	1,575,624	2,245,488

Total current liabilities	3,791,989	4,197,159

Long-term liabilities:
Long-term portion of notes payable	300,000	675,000
Deferred revenue, net of current portion	207,696	293,769

Total long-term liabilities	507,696	968,769

Stockholders’ deficit:
Preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.01 par value; 200,000,000 shares authorized; 29,352,930 and 12,162,398 shares issued and 29,095,717 and 11,905,185 shares outstanding at December 31, 2009 and 2008, respectively	293,530	121,624
Capital in excess of par value	30,461,794	25,253,196
Prepaid services paid for with common stock	—	(23,375)
Accumulated deficit	(32,162,151)	(28,776,769)

	(1,406,827)	(3,425,324)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(2,678,939)	(4,697,436)

	$1,620,746	$468,492

The Accompanying notes are an integral part of the financial statements

Dais Analytic Corporation

Statements of Operations

	Year Ended December 31,
	2009	2008
Revenue:
Sales	$1,447,071	$931,289
License fees	84,144	84,144

	1,531,215	1,015,433

Expenses:
Cost of goods sold	1,071,098	796,217
Selling, general and administrative	3,224,592	2,935,552

	4,295,690	3,731,769

Loss from operations	(2,764,475)	(2,716,336)

Other expense (income):
Interest expense	621,574	3,282,768
Interest income	(667)	(19,658)

	620,907	3,263,110

Net loss	$(3,385,382)	$(5,979,446)

Net loss per common share, basic and diluted	$(0.17)	$(0.57)

Weighted average number of common shares, basic and diluted	19,960,150	10,522,511

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

Years Ended December 31, 2009 and 2008

	Common Stock		Capital in Excess of	Accumulated	Deferred Non-Cash Offering	Prepaid Services Paid for with Common	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Costs	Stock	Stock	Deficit
Balance, December 31, 2007	8,742,797	$87,428	$23,389,320	$(22,797,323)	$(55,000)	—	$(1,266,112)	$(641,687)
Issuance of common stock for conversion of notes payable and related accrued interest	439,293	4,393	104,147	—	—	—	—	108,540
Beneficial conversion feature	—	—	266,814	—	—	—	—	266,814
Issuance of warrants with convertible debt	—	—	298,005	—	—	—	—	298,005
Offering costs	—	—	(17,340)	—	—	—	—	(17,340)
Issuance of common stock and warrants for offering costs	392,308	3,923	(3,923)	—	—	—	—	—
Write off of non-cash offering costs	—	—	—	—	55,000	—	(6,000)	49,000
Issuance of common stock for services, net of amortization of $27,625	148,000	1,480	56,880	—	—	$(23,375)	—	34,985
Stock-based compensation expense	—	—	1,183,693	—	—	—	—	1,183,693
Issuance of common stock	2,440,000	24,400	(24,400)	—	—	—	—	—
Net loss	—	—	—	(5,979,446)	—	—	—	(5,979,446)

Balance, December 31, 2008	12,162,398	121,624	25,253,196	(28,776,769)	—	(23,375)	(1,272,112)	(4,697,436)
Issuance of common stock for conversion of notes payable and related accrued interest	13,553,822	135,538	2,576,062	—	—	—	—	2,711,600
Issuance of common stock and warrant for services	344,692	3,448	105,029	—	—	23,375	—	131,852
Stock-based compensation expense	—	—	1,504,669	—	—	—	—	1,504,669
Issuance of warrants for debt conversion			413,008	—	—	—	—	413,008
Issuance of common stock and warrants for cash	2,490,385	24,904	613,596	—	—	—	—	638,500
Exercise of warrants and options	801,633	8,016	(3,766)	—	—	—	—	4,250
Net loss	—	—	—	(3,385,382)	—	—	—	(3,385,382)

Balance, December 31, 2009	29,352,930	$293,530	$30,461,794	$(32,162,151)	$—	$—	$(1,272,112)	$(2,678,939)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Operating activities
Net loss	$(3,385,382)	$(5,979,446)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,826	16,187
Amortization of deferred loan costs	1,004	102,416
Amortization of discount on convertible notes	144	1,525,598
Amortization of the beneficial conversion feature on convertible notes	29,992	1,388,216
Write off of deferred noncash offering costs	—	49,000

Issuance of options and warrants for services	110,316	34,985
Stock based compensation expense	1,504,669	1,183,693
Issuance of common stock warrants to induce conversion of notes payable	413,008	—
(Increase) decrease in:
Accounts receivable	1,536	(182,220)
Inventory	(2,858)	(73,499)
Prepaid expenses and other current assets	(50,853)	(7,263)
Increase (decrease) in:
Accounts payable and accrued expenses	251,014	150,091
Accrued compensation and related benefits	166,967	51,876
Deferred revenue	122,239	(84,144)

Net cash used by operating activities	(818,378)	(1,824,510)

Investing activities
Increase in patent costs	(39,265)
Purchase of property and equipment	(1,346)	(18,855)

Net cash used by investing activities	(40,611)	(18,855)

Financing activities
Proceeds from issuance of notes payable	1,565,000	500,000
Proceeds received from escrow	—	1,000,000
Payments on notes payable	(290,000)	(100,000)
Payments for offering costs	—	(34,000)
Proceeds from advance from related party	222,900	—
Repayments of advance from related party	(222,900)	—
Issuance of common stock and exercise of warrants for cash	642,750	—

Net cash provided by financing activities	1,917,750	1,366,000

Net increase (decrease) in cash and cash equivalents	1,058,761	(477,365)

Cash and cash equivalents, beginning of period	26,867	504,232

Cash and cash equivalents, end of period	$1,085,628	$26,867

Cash paid during the year for interest	$42,651	$10,100

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

Supplemental disclosures of cash flow information

and noncash investing and financing activities:

During the years ended December 31, 2009 and 2008, the Company issued 13,553,822 and 439,293 shares of common stock in conversion of $2,350,000 and $100,000 of notes payable and $361,600 and $8,540 of accrued interest, respectively.

During the year ended December 31, 2009, the Company issued 344,692 shares of common stock and warrants for services valued at $110,316.

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

Years Ended December 31, 2009 and 2008

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

For the years ended December 31, 2009 and 2008, five and four customers accounted for approximately 66% and 64% of the Company’s total revenue, respectively. At December 31, 2009 and 2008 amounts due from these customers was approximately 24.5% and 56.7% of total accounts receivable, respectively.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company incurred a net loss of $3,385,382 and has incurred significant losses since inception. As of December 31, 2009, the Company has an accumulated deficit of $32,162,151, negative working capital of $2,265,370 and a stockholders’ deficit of $2,678,939. The Company used $818,378 and $1,824,510 of cash from operations during 2009 and 2008, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.	We are currently holding preliminary discussions with parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize certain applications of our technology.

2.	We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of our products. As part of this step we will attempt to take advantage of key programs associated with the recently enacted American Recovery and Reinvestment Act of 2009.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

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

3. Significant Accounting Policies

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at December 31, 2009 and 2008.

Debt issuance costs - Direct loan costs incurred with the issuance of long-term debt are deferred and amortized to interest expense over the life of the related debt. For the years ended December 31, 2009 and 2008, the Company recorded amortization of direct loan costs of $1,004 and $102,416, respectively.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2009 and 2008, the Company had $2,160 and $2,043 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2009 and 2008.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using accelerated methods over the estimated useful lives of the assets ranging from 5 to 7 years. Depreciation expense was approximately $8,900 and $8,500 for the years ended December 31, 2009 and 2008, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $10,100 and $9,300 for the years ended December 31, 2009 and 2008, respectively. Total patent amortization expense for the next five years is estimated to be approximately $12,000 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the two-year period ended December 31, 2009.

Research and development expenses - Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2009 and 2008, the Company incurred research and development costs of approximately $6,600 and $36,000, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. Warranty cost has been immaterial to our overall operations in the past and therefore, the Company has not recorded an accrual for any estimated warranty expenses. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $84,100 from license agreements for each of the years ended December 31, 2009 and 2008.

Stock based compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008

Dividend rate	0%	0%

Risk free interest rate	1.65% – 3.49%	2.64% – 3.98%

Expected term	5 – 10 years	5 – 10 years

Expected volatility	92% – 106%	80% – 114%

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% and 22% for the years ended December 31, 2009 and 2008, respectively, and incorporated this rate in the estimated fair value of employee option grants during 2009 and 2008.

Non-Employee Stock-Based Compensation - The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. The fair value of warrants issued in 2009 and 2008 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years and 5-10 years, respectively; Estimated volatility 94% - 105% and 80% - 114%, respectively; Risk-free interest rate: 2.02% - 3.21% and 2.64% - 3.98%, respectively; Dividend yield: 0%.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Loss per share - Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 30,003,977 and 25,722,521 were excluded from the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively, because their effect is anti-dilutive.

Reclassifications - Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2008 to conform to the presentation as of and for the year ended December 31, 2009.

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Furniture and fixtures	$33,530	$33,530
Computer equipment	57,344	106,260
Office and lab equipment	194,429	194,429

	285,303	334,219
Less accumulated depreciation	265,920	307,286

	$19,383	$26,933

5. Notes Payable

Notes payable consist of the following:

	December 31,
	2009	2008
Convertible notes payable; interest at 9.0%; $150,000 currently in default and $175,000 due July 2010; collateralized by the Company’s patents and patent applications, net of unamortized discount and beneficial conversion feature of $0 and $30,136 at 2009 and 2008, respectively	$325,000	$2,919,864
Note payable to investor; 7% interest; unsecured; due January 16, 2011	300,000	—
Note payable to investor; interest at 10% per annum; due June 17, 2010	1,000,000	—
Note payable to an investor; 10% interest; unsecured; due June 30, 2010	250,000	—
Note payable; related party	624	624

	1,875,624	2,920,488
Less amounts currently due	1,575,624	2,245,488

	$300,000	$675,000

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

The Convertible Notes contain an embedded conversion feature. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the beneficial conversion feature and the warrants based on their relative fair values. The Company concluded that the warrants should be recorded as a component of permanent equity based on applicable accounting guidance.

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 related to the warrants were amortized over the term of the Convertible Notes. For the years ended December 31, 2009 and 2008, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $30,136 and $2,848,995, respectively.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

During the year ended December 31, 2009 eighteen holders converted their Convertible Notes, having an aggregate principal balance of $2,350,000 plus accrued interest of $361,600, into 13,557,993 shares of common stock. Some of the holders converted during periods in which we were offering an additional warrant as an inducement to convert. In accordance with said offers we issued additional warrants to purchase 1,665,000 shares of common stock, exercisable immediately at $0.25 per share and valued at $126,367, and 575,000 warrants, exercisable immediately at $0.75 per share valued at $286,641 which was recorded as interest expense during the twelve months ended December 31, 2009.

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of Company’s common stock. As of December 31, 2009 the outstanding principal balance of said loan was $175,000.

As of December 31, 2009, $325,000 of principal on the Convertible Notes was outstanding, of which $175,000 has been extended to July 2010 with the remaining notes currently in default and due and payable in full.

Other Notes

In July 2009 we secured a loan of $300,000 from an investor and issued the lender an unsecured promissory note for the principal amount on December 8, 2009. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. If an event of default were to occur the interest rate would increase to ten percent for the duration of the event. Should we not cure the default within 60 days of receiving notice the note holder may, at his option, declare all interest accrued and unpaid and principal outstanding immediately due and payable

In December 2009 we secured a loan in the principal amount of $1,000,000 from an investor and issued the lender an unsecured promissory note. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note has equal standing with all other existing notes with respect to seniority. We may not incur more than $500,000 in additional debt without the holder’s prior approval and said additional debt may not be senior to this promissory note. During the term of the note, the holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the note, in any subsequent financings undertaken by Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holder may declare all principal and interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law holder may in the event of a default opt to convert the principal and accrued and unpaid interest outstanding under the note into any debt or equity security which the Company issued after the date of this note and prior to the date of full payment of this note in accordance with the same terms as the subsequent financing.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010. The notes have equal standing with all other existing notes with respect to seniority. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes. During the term of the notes, each note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

Accrued interest on the notes was $13,501 and $268,453 at December 31, 2009 and 2008, respectively.

6. Related Party Transactions

Timothy Tangredi, the Company’s Chief Executive Officer and Chairman, is a founder and a member of the Board of Directors of Aegis Biosciences, LLS (“Aegis”). Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to two days per month on Aegis business and is compensated by Aegis for his time and contribution(s). We granted Aegis two exclusive, world-wide licenses, the first in 1995 and the second in 2005. Pursuant to these licenses, Aegis has the right to use and sell products containing our polymer technologies in biomedical and healthcare applications. The first license was entered into in 1995 has been amended twice. In 2005, we agreed to accept $150,000 as payment in full of all royalties and no further license revenue will be forthcoming. The second license allows Aegis the use of our intellectual property in the field of healthcare. A one-time payment of $50,000 was made under this license in 2005. In addition, under the second license Aegis is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $49,000 in each of years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, $150,740 and $105,925, respectively, were included in accounts payable for amounts owed to these stockholders.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of December 31, 2009 and 2008 of $1,314,356 and $1,147,389, respectively.

On May 21, 2009, to evidence a loan, the Company issued its Chief Executive Officer a promissory note in the principal amount of $51,900. The note is unsecured and bears a simple interest rate of 9% per annum. The principle amount plus all accrued interest is to be paid in full to the holder no later than July 31, 2009. This note was paid in full prior to maturity.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

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

7. Authorized Shares

During the years ended December 31, 2008 and December 31, 2009, the Company’s board of directors approved proposals to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares and from 100,000,000 to 200,000,000, respectively.

8. Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors. The Company has designated 400,000 shares of Series A convertible preferred stock; 1,000,000 shares of Series B convertible preferred stock; 500,000 shares of Series C convertible preferred stock; and 1,100,000 shares of Series D convertible preferred stock. The Series A through D convertible preferred stock rank senior to the common stock as to dividends and liquidation. Each share of Series A through D convertible preferred stock is convertible into one share of common stock, except in specified circumstances as defined by the Company’s Certificate of Incorporation, and is automatically converted into common stock upon the occurrence of an initial public offering that meets certain criteria. No dividend or distribution may be paid on any shares of the Company’s common stock unless an equivalent dividend or distribution is paid on the Series A through D convertible preferred stock.

9. Stock Options and Warrants

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. As of December 31, 2009, the Company’s Board of Directors approved and made available 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during 2009 and 2008 was $0.31 and $0.20 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $3,250 and $0, respectively.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The following summarizes the information relating to outstanding stock options activity with employees during 2009 and 2008:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,376,889	$0.27	7.94	$—
Granted	2,916,668	$0.26
Forfeited or expired	(687,000)	$0.31

Outstanding at December 31, 2008	8,606,556	$0.26	7.58	$38,294
Granted	4,190,058	$0.21
Exercised	(25,000)	$0.17		$3,250
Forfeited or expired	(472,732)	$0.58

Outstanding at December 31, 2009	12,298,882	$0.26	7.64	$1,052,839

Exercisable at December 31, 2009	11,951,021	$0.24	7.61	$1,034,594

Exercisable at December 31, 2008	7,329,993	$0.26	7.39	$35,727

Stock compensation expense was approximately $1,580,000 for the year ended December 31, 2009, including approximately $75,000 that was accrued for warrants issued subsequent to year end, and $1,184,000 for the year ended December 31, 2008. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was approximately $1,549,000 and $447,000, respectively.

As of December 31, 2009, there was approximately $158,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $129,000, $27,000 and $2,000 is expected to be recognized for the years ended December 31, 2010, 2011 and 2012, respectively.

The following table represents our non vested share-based payment activity with employees for the year ended December 31, 2009 and 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2007	941,340
Granted	2,916,668	$0.27
Forfeited	(687,000)
Vested	(1,894,445)

Nonvested options - December 31, 2008	1,276,563	$0.37

Granted	4,190,058	$0.31
Vested	(5,088,426)	$0.30
Forfeited	(30,334)	$0.17

Nonvested options - December 31, 2009	347,861	$0.27

Warrants

At December 31, 2009, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	1.98	$0.55
Warrants-Additional Financing	428,637	2.70	$0.40
Warrants-Robb Trust Note	50,000	2.42	$0.55
Warrants-Financing	14,750,000	2.99	$0.25
Warrants-Placement Agent Warrants	793,641	3.26	$0.25
Warrants-Tangredi (a)	3,000,000	3.25	$0.36
Warrants-Ehrenberg (b)	250,000	3.59	$0.30
Warrants-Consulting Agreement (c)	400,000	4.45	$0.35
Warrants-Note Conversions	2,240,000	4.38	$0.38
Warrants-Stock Purchases 2009	758,270	4.40	$0.34
Warrants-Mandelbaum	50,000	4.33	$0.19

Total	22,917,603

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

(a)	In April 2008, the Company’s Board of Directors issued a five year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.36 per share outside of the Plans. The fair value of warrants recognized as stock-based compensation during the year ended December 31, 2008 was $686,868 and was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5 years; Estimated volatility 81%; Risk-free interest rate: 2.72%; Dividend yield: 0%.
(b)	In August 2008, the Company’s Board of Directors issued a five year warrant to purchase 250,000 shares of common stock at an exercise price of $0.30 per share outside of the Plans. The fair value of warrants recognized as stock-based compensation during the year ended December 31, 2008 was $49,361 and was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5 years; Estimated volatility 95%; Risk-free interest rate: 3.23%; Dividend yield: 0%.
(c)	In April 2009, the Company issued a five year warrant to purchase 250,000 shares of common stock at an exercise price of $0.26 per share pursuant to a consulting agreement. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution evenings, including, but not limited to stock dividends, split-up, reclassification or combination of the Company’s share, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all of the Company’s assets. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: Expected life: 5 years; Estimated volatility: 94%; Risk-free interest rate: 2.02%; Dividend yield: 0%. In addition, subject to certain conditions, upon the per share market price of the common stock (as defined in warrant) being $1.50 per share for ten consecutive days, the Company may require the holder of the warrant to exercise the warrant or it will automatically terminate.

The Company entered into a consulting agreement in August 2009 with an individual to provide marketing and advisory assistance services to the Company. The term of the agreement is two years and calls for the Company to issue the consultant a warrant to purchase 200,000 shares of the Company’s common stock at a $0.37 exercise price, five year term with one half of the warrant vesting immediately. The remaining 100,000 warrant shares become vested one year from the date of the Agreement dated August 18, 2009. The Company has valued the warrant at $12,609 and is amortizing the cost over the term of the service agreement. At December 31, 2009, the Company has included $10,245 in prepaid expenses on its balance sheet, representing the unamortized portion of the warrant value.

The Company entered into a consulting agreement in August 2009 with an individual to provide advisory services to the Company. The term of the agreement is two years and calls for the Company to issue the consultant a warrant to purchase 50,000 shares of the Company’s common stock at a $0.75 exercise price and a five year term. The Company has valued the warrant at $5,106 and is amortizing the cost over the term of the service agreement. At December 31, 2009, the Company has included $4,018 in prepaid expenses on its balance sheet, representing the unamortized portion of the warrant value.

Common Stock Issued For Services

The Company entered into an agreement in October 2009 with an individual to provide consulting services to the Company. The term of the agreement is for nine months and calls for the Company to issue the consultant 10,000 shares of common stock in each of the nine months of service. For the year ended December 31, 2009, the Company has recorded $10,800 as common stock payable and consulting expense on its statement of operations.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

10. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $77,000 for this agreement during each of the years ended December 31, 2009 and 2008.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $7,100 for this agreement during each of the years ended December 31, 2009 and 2008.

11. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within 45 days of the first Note conversion and to have the registration statement declared effective within 150 days. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of December 31, 2009, the Company has recorded a liability of $41,000 in accrued expenses related to this agreement on its balance sheet.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

12. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2009 and 2008.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2009	2008
Tax benefit at U.S. statutory rate	$(1,151,000)	$(2,033,100)
State income tax benefit, net of federal benefit	(123,000)	(217,100)
Effect of non-deductible expenses	1,000	3,000
Stock-based compensation	536,000	403,000
Other adjustments	825,000	1,383,000
Change in valuation allowance	(88,000)	461,200

	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets (liabilities), current:
Bonus payable	$108,300	$108,300
Accrued deferred compensation payable	386,300	323,500
Other	49,100	49,100
Deferred license revenue	32,400	31,700
Valuation allowance	(576,100)	(512,600)

	$—	$—

Deferred tax assets (liabilities), noncurrent:
Deferred license revenue	$77,400	$110,600
Depreciation	3,400	3,400
Net operating loss carryforwards	7,261,000	6,600,100
Valuation allowance	(7,341,800)	(6,714,100)

	$—	$—

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

As of December 31, 2009 and 2008, the Company had federal and state net operating loss carry-forwards totaling approximately $21,400,000 and $19,000,000, respectively, which begin expiring in 2012. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2009 and 2008 because it is more likely than not that the Company will not be able to utilize these assets.

As of December 31, 2009, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2009. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

13. Genertec Agreement

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

Under the Agreement, the Company will supply and Genertec will distribute the Company’s products in the designated Territory on an exclusive basis. Genertec agreed to purchase from the Company a minimum of the Company’s products during any contract year. In the event Genertec fails to purchase such minimum in any given year, the Company may convert the exclusivity to Genertec into a non-exclusive basis or terminate the Agreement. Pursuant to the terms of the Agreement, Genertec will engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the Territory. Genertec nor its designated Buyer is permitted to alter, decompile or modify the Company’s products in any way. As consideration for entering into the Agreement, Genertec agreed to pay the Company a deposit in monthly installments beginning in September 2009 and continuing through April 2010. The deposit will be credited against future orders and is not refundable in the event the agreement is terminated. During the initial term of the Agreement, the Company and Genertec agreed to negotiate in good faith a royalty bearing license agreement whereby Genertec shall be granted a license to manufacture certain portions of the Company’s products in the Territory.

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

14. Subsequent Events

The Company secured a loan from an investor in the principal amount of $620,000. The loan amount was received on February 18, 2010. Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on August 10, 2010.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 and 2008

The Company has evaluated subsequent events through March 30, 2010, the date on which this Form 10-K was filed with the Securities and Exchange Commission.