Form 10-Q
period 2010-03-31
DAIS ANALYTIC CORP
filed 2010-05-13
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 29,636,717 shares of the Registrant’s $0.01 par value common stock outstanding as of May 11, 2010.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation

Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,044,971	$1,085,628
Accounts receivable	606,551	187,434
Inventory	208,727	149,986
Prepaid expenses and other current assets	97,403	103,571

Total current assets	1,957,652	1,526,619

Property and equipment, net	22,389	19,383

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $103,012 and $107,319 at March 31, 2010 and December 31, 2009, respectively	76,771	72,464

Total other assets	79,051	74,744

	$2,059,092	$1,620,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $138,328 and $150,740 at March 31, 2010 and December 31, 2009, respectively	$387,799	$385,955
Accrued compensation and related benefits	1,340,606	1,314,356
Accrued expenses, other	280,218	223,597
Current portion of deferred revenue	500,810	292,457
Current portion of notes payable	2,420,624	1,575,624

Total current liabilities	4,930,057	3,791,989

Long-term liabilities:
Long-term portion of notes payable	—	300,000
Deferred revenue, less current portion	187,196	207,696

Total long-term liabilities	187,196	507,696

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 29,408,930 and 29,352,930 shares issued; 29,151,717 and 29,095,717 shares outstanding at March 31, 2010 and December 31, 2009, respectively	294,090	293,530
Capital in excess of par value	30,602,050	30,461,794
Accumulated deficit	(32,682,189)	(32,162,151)

	(1,786,049)	(1,406,827)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(3,058,161)	(2,678,939)

	$2,059,092	$1,620,746

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Sales	$386,782	$136,317
License fees	20,530	21,036

	407,312	157,353

Expenses:
Cost of goods sold	321,326	120,013
Selling, general and administrative	559,520	529,965

	880,846	649,978

Loss from operations	(473,534)	(492,625)

Other expense (income):
Interest expense	46,510	156,197
Interest income	(6)	(36)

	46,504	156,161

Net loss	$(520,038)	$(648,786)

Net loss per common share, basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares, basic and diluted	29,352,930	13,098,367

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2010

	Common Stock		Capital in Excess of	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Amount	Par Value

Balance, December 31, 2009	29,352,930	$293,530	$30,461,794	$(32,162,151)	$(1,272,112)	$(2,678,939)

Issuance of common stock and warrants for services	56,000	560	88,736	—	—	89,296
Stock compensation expense	—	—	51,520	—	—	51,520
Net loss	—	—	—	(520,038)	—	(520,038)

Balance, March 31, 2010	29,408,930	$294,090	$30,602,050	$(32,682,189)	$(1,272,112)	$(3,058,161)

Dais Analytic Corporation

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(520,038)	$(648,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,228	4,565
Amortization of deferred loan costs	—	1,004
Amortization of discount on convertible notes	—	144
Amortization of the beneficial conversion feature on convertible notes	—	29,992
Issuance of options and warrants for services	89,296	—
Stock based compensation	51,520	78,715
Issuance of common stock for future services and amortization of common stock issued for future services	(8,347)	34,230
Issuance of common stock warrants to induce conversion of notes payable	—	63,247
(Increase) decrease in:
Accounts receivable	(419,117)	115,192
Inventory	(58,741)	(7,283)
Prepaid expenses and other current assets	14,515	(13,338)
Increase (decrease) in:
Accounts payable and accrued expenses	58,465	107,694
Accrued compensation and related benefits	26,250	59,550
Deferred revenue	187,853	(21,036)

Net cash used by operating activities	(576,116)	(196,110)

Investing activities
Patent costs	(4,307)	—
Purchase of property and equipment	(5,234)	—

Net cash used by investing activities	(9,541)	—
Financing activities
Proceeds from issuance of notes payable	620,000	5,000
Payments on notes payable	(75,000)	—
Proceeds from issuance of common stock for cash	—	176,000

Net cash provided by financing activities	545,000	181,000

Net decrease in cash and cash equivalents	(40,657)	(15,110)

Cash and cash equivalents, beginning of period	1,085,628	26,867

Cash and cash equivalents, end of period	$1,044,971	$11,757

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2010

(Unaudited)

The accompanying financial statements of Dais Analytic Corporation are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The results of operations for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2010.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010, the Company incurred a net loss of $520,038. As of March 31, 2010, the Company has an accumulated deficit of $32,682,189, negative working capital of $2,972,405 and a stockholder’s deficit of $3,058,161 and is in default on promissory notes in the aggregate principal amount of $150,000. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2010 and 2009, (b) the financial position at March 31, 2010 and December 31, 2009, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2010

(Unaudited)

3.	Significant Accounting Policies (continued)

Inventory - Inventory consists of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. Warranty cost has been immaterial to our overall operations in the past and therefore, the Company has not recorded an accrual for any estimated warranty expenses. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $20,530 and $21,036 from license agreements for the three months ended March 31, 2010 and 2009, respectively.

Employee Stock based compensation - The Company recognizes all share-based awards to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

There were no share-based awards granted to employees for the three months ended March 31, 2009. The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the three months ended March 31, 2010:

Three Months Ended March 31, 2010
Dividend rate	0%
Risk free interest rate	3.68%
Expected term	6.5 years
Expected volatility	107%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each the three month periods ended March 31, 2010 and 2009, respectively.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2010

(Unaudited)

3.	Significant Accounting Policies (continued)

Non-Employee Stock-Based Compensation – The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. The fair value of warrants issued in 2010 and 2009 was calculated using the Black-Scholes model with the following assumptions: expected life in years: 5-10 years; estimated volatility 100% and 92% - 93%, respectively; risk-free interest rate: 2.38% and 1.65% - 1.92%, respectively; dividend yield: 0%.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company’s Level 1 financial assets consist of cash equivalents of $1,044,971 and $1,085,628 as of March 31, 2010 and December 31, 2009, respectively.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for tax uncertainties under the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2010 and 2009, the Company had 36,711,222 and 30,520,161 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Reclassifications – Certain reclassifications have been made to the financial statements as of and for the three months ended March 31, 2009 to conform to the presentation as of and for the three months ended March 31, 2010.

Recent accounting pronouncements

On January 1, 2009, the Company adopted ASC 470, Debt with Conversion and Other Options – Cash Conversion (“ASC 470”) (formerly referenced as FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. Where applicable, ASC 470 must be applied retrospectively to all periods presented. The adoption of ASC 470 did not have an impact on the Company’s financial statements.

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“Topic 820”)—Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. The Company adopted the requirements on December 31, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2010

(Unaudited)

4.	Notes Payable

Notes payable consist of the following:

	March 31, 2010 (unaudited)	December 31, 2009
Convertible notes payable; interest at 9.0%; $150,000 currently in default and $100,000 due July 2010; collateralized by the Company’s patents and patent applications	$250,000	$325,000
Note payable to investor; 7% interest; unsecured; due January 16, 2011	300,000	300,000
Note payable to investor; interest at 10% per annum; unsecured; due June 17, 2010	1,000,000	1,000,000
Note payable to an investor; 10% interest; unsecured; due August 10, 2010 and June 30, 2010	870,000	250,000
Note payable; related party	624	624

	2,420,624	1,875,624
Less amounts currently due	2,420,624	1,575,624

Long-term notes payable	$—	$300,000

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

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 related to the warrants were amortized over the term of the Convertible Notes. For the three months ended March 31, 2009, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $30,136. No interest expense was recognized for the three months ended March 31, 2010 as the beneficial conversion feature and debt discount were fully amortized as of December 31, 2009.

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

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All accrued interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of the Company’s common stock. As of March 31, 2010 the outstanding principal balance of said loan was $100,000. Subsequent to March 31, 2010, the Company paid $25,000 of the principal amount outstanding on this note and the investor converted his remaining balance of $75,000 into 375,000 shares of common stock based on a per share conversion rate of $0.20.

As of March 31, 2010, $250,000 of principal on the Convertible Notes was outstanding, of which $100,000 has been extended to July 2010 with $150,000 of the remaining notes currently in default and due and payable in full.

Other Notes

In July 2009 we secured a loan of $300,000 from an investor and issued the lender an unsecured promissory note for the principal amount on December 8, 2009. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. If an event of default were to occur the interest rate would increase to ten percent for the duration of the event. Should we not cure the default within 60 days of receiving notice, the note holder may, at his option, declare all interest accrued and unpaid and principal outstanding immediately due and payable.

In December 2009 we secured a loan in the principal amount of $1,000,000 from an investor and issued the lender an unsecured promissory note. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note has equal standing with all other existing notes with respect to seniority. We may not incur more than $500,000 in additional debt without the holder’s prior approval and said additional debt may not be senior to this promissory note. During the term of the note, the holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holder may declare all principal and interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law the holder may in the event of a default opt to convert the principal and accrued and unpaid interest outstanding under the note into any debt or equity security which the Company issued after the date of this note and prior to the date of full payment of this note in accordance with the same terms as the subsequent financing.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010. The notes have equal standing with all other existing notes with respect to seniority. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes. During the term of the notes, each note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may, in the event of a default, opt to convert the principal and interest outstanding under its note into any debt or equity security which the Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

Accrued interest on the notes was $88,139 and $257,258 at March 31, 2010 and December 31, 2009, respectively.

5.	Related Party Transactions

Timothy Tangredi, the Company’s Chief Executive Officer and Chairman, is a founder and a member of the Board of Directors of Aegis Biosciences, LLS (“Aegis”). Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to two days per month on Aegis business and is compensated by Aegis for his time and contributions. We granted Aegis two exclusive, world-wide licenses, the first in 1995 and the second in 2005. Pursuant to these licenses, Aegis has the right to use and sell products containing our polymer technologies in biomedical and healthcare applications. The first license was entered into in 1995 and has been amended twice. In 2005, we agreed to accept $150,000 as payment in full of all royalties and no further license revenue will be forthcoming. The second license allows Aegis the use of our intellectual property in the field of healthcare. A one-time payment of $50,000 was made under this license in 2005. In addition, under the second license Aegis is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $13,300 and $12,200 in the three month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, $138,328 and $150,740, respectively, were included in accounts payable for amounts owed to these stockholders.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of March 31, 2010 and December 31, 2009 of $1,340,606 and $1,314,356, respectively.

6.	Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan and 2009 Long-Term Incentive Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. As of March 31, 2010, the Company’s Board of Directors approved and made available 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during the three months ended March 31, 2010 was $0.32 per option, respectively. There were no options exercised during the three months ended March 31, 2010.

The following summarizes the information relating to outstanding stock options activity with employees during the three months ended March 31, 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,298,882	$0.26	7.64	$1,052,839
Granted	200,000	$0.28	—	—

Outstanding at March 31, 2010	12,498,882	$0.24	7.44	$2,168,805

Exercisable at March 31, 2010	12,278,604	$0.24	7.37	$2,121,556

Stock compensation expense was approximately $51,500 for the three months ended March 31, 2010, and $78,700 for the three months ended March 31, 2009. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was approximately $34,300 and $8,400, respectively.

As of March 31, 2010, there was approximately $170,200 of unrecognized employee stock-based compensation expense related to non-vested stock options, of which $105,800, $44,100, $18,900 and $1,400 is expected to be recognized for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2009	347,861	$0.27
Granted	200,000	$0.32
Vested	(327,583)	$0.27
Forfeited	—

Nonvested options – March 31, 2010	220,278	$0.27

Warrants

At March 31, 2010, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	1.98	$0.55
Warrants-Additional Financing	428,637	2.70	$0.40
Warrants-Robb Trust Note	50,000	2.42	$0.55
Warrants-Financing	14,750,000	2.99	$0.25
Warrants-Placement Agent Warrants	793,641	3.26	$0.25
Warrants-Tangredi	3,000,000	3.25	$0.36
Warrants-Ehrenberg	250,000	3.59	$0.30
Warrants-Consulting Agreements	810,000	4.73	$0.57
Warrants-Note Conversions	2,240,000	4.38	$0.38
Warrants-Stock Purchases 2009	758,270	4.40	$0.34
Warrants-Mandelbaum	50,000	4.33	$0.19

Total	23,327,603

Common Stock Issued For Services

The Company entered into an agreement in October 2009 with an individual to provide consulting services to the Company. The term of the agreement is for nine months and calls for the Company to issue the consultant 10,000 shares of common stock in each of the nine months of service for total shares of 90,000, with no service or award of stock for January and February 2010. For the three months ended March 31, 2010, the Company has recorded $3,000 as consulting expense on its statement of operations.

7.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of March 31, 2010, the Company has recorded a liability of $41,000 in accrued expenses related to this agreement.

8.	Genertec Agreement

On August 21, 2009, the Company, entered into an Exclusive Distribution Agreement (the “Agreement”) with Genertec America, Inc., a California corporation (“Genertec”), to grant Genertec the exclusive right to obtain, distribute and market three of the Company’s nanotechnology-based membrane products and related products in Great China, including main land China, Hong Kong, Macau and Taiwan (the “Territory”). The Agreement provides that during the initial term of the Agreement, Genertec agreed to order and purchase the Company’s products in the aggregate amount of Two Hundred Million U.S. Dollars ($200,000,000). Certain terms of the agreement have been granted confidential treatment by the Securities and Exchange Commission.

Under the Agreement, the Company will supply and Genertec will distribute the Company’s products in the designated Territory on an exclusive basis. Genertec agreed to purchase from the Company a minimum of the Company’s products during any contract year. In the event Genertec fails to purchase such minimum in any given year, the Company may convert the exclusivity to Genertec into a non-exclusive basis or terminate the Agreement. Pursuant to the terms of the Agreement, Genertec will engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the Territory. Neither Genertec nor its designated buyer is permitted to alter, decompile or modify the Company’s products in any way. As consideration for entering into the Agreement, Genertec agreed to pay the Company a deposit in monthly installments beginning in September 2009 and continuing through April 2010. During the initial term of the Agreement, the Company and Genertec agreed to negotiate, in good faith, a royalty bearing license agreement whereby Genertec shall be granted a license to manufacture certain portions of the Company’s products in the Territory. As of March 31, 2010, the Company has $266,667 in accounts receivable and $416,666 in deferred revenue to be applied against future orders.

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

9.	Subsequent Event

In April 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec America, Inc. (“Genertec”) with a value of up to approximately $48 million over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from GTA in the amount as agreed to by the parties on or before April 13, 2010. As of the date of this filing, the Company has received the required letter of credit from Genertec. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009.

No other material subsequent events have occurred since March 31, 2010 that requires recognition or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2010. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

Our revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives, (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (iv) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences). In addition, the Company and its independent sales representative sales force will work to secure orders for ConServ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships to HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2010	2009
Sales, excludes license fees	$386,782	$136,317

Cost of goods sold	$321,326	$120,013
Percentage of revenues	83.1%	88.0%

Selling, general and administrative expenses	$559,520	$529,965
Percentage of revenues	144.7%	388.8%

Interest expense	$46,510	$156,197
Percentage of revenues	12.0%	114.6%

Net loss	$(520,038)	$(648,786)
Percentage of revenues	(134.5)%	(475.9)%

Summary of Three Months Ended March 31, 2010 Results of Operations

REVENUES: Total revenues for the three months ended March 31, 2010 and 2009 were $386,782 and $136,317, respectively, an increase of $250,465 or 184%. The increase in revenues in the 2010 period is primarily attributable to the Company increasing the sales price of the ConsERV products, introducing a new product to the ConsERV line generating additional sales in a new price category and an increase in the number and size of its sales transactions in 2010. During the three months ended March 31, 2010 and 2009, four and three customers accounted for approximately 58% and 69% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $201,313 to $321,326 and represented 83% of revenues, for the three months ended March 31, 2010 compared to $120,013 or 88% of revenues for the three months ended March 31, 2009. The increase in cost of goods sold during 2010 is primarily due to the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2010 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and a decrease in the cost of both labor and materials through outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $559,520 for the three months ended March 31, 2010 increased $29,555 from $529,965 in the same period of 2009 or 6%. Although the Company was able to decrease stock based compensation by approximately $27,000, this was offset by a significant increase in consulting services for 2010 as compared to 2009 to assist the Company with the establishment of new customers and advise the Company in securing federal and state funding.

INTEREST EXPENSE: Interest expense was $46,510 for the three months ended March 31, 2010 compared to $156,197 for the same period of 2009, a decrease of $109,687. During the three months ended March 31, 2010, $3,375 of interest expense was related to convertible notes and approximately $43,100 of interest was related to other note holders. During the three months ended March 31, 2009, interest expense was comprised of amounts related to convertible notes of approximately $62,000, $30,000 for the amortization of the note discount and embedded beneficial conversion feature on the convertible notes, and approximately $63,000 in expense relating to warrants issued to induce conversion of principal and interest accrued on two convertible notes.

NET LOSS: Net loss for the three months ended March 31, 2010 decreased by $128,748 to $520,038 from $648,786 for the three months ended March 31, 2009. The decrease in net loss is primarily due to the increase in gross margin, coupled with the decrease in interest expense as discussed above.

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

As of March 31, 2010, $250,000 of principal on the Convertible Notes was outstanding, of which $100,000 has been extended to July of 2010 with the remaining notes currently in default and due and payable in full. Subsequent to March 31, 2010, the Company paid $25,000 of the principal amount outstanding on the extended note and the investor converted the remaining balance of $75,000 into 375,000 shares of common stock at a per share conversion price of $0.20.

We cannot currently pay our outstanding promissory notes, including the Convertible Notes and the $1,870,000 in unsecured promissory notes due between June and August of 2010, without severely impacting our ability to continue operations and the Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. If we are able to renegotiate the terms there is no guarantee that the terms would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay these notes, (ii) the Convertible Notes are not converted into shares of our common stock pursuant to their terms, (iii) we are unable to renegotiate the terms of the notes, or (iv) we are unable to generate sufficient funds from operations to repay these loans, the Convertible Note holders will have the option to foreclose on our patents and patent applications securing the Convertible Notes which may result in the failure of our business and, subject to the terms of the notes, the unsecured note holders shall have the option to seek a judgment against our unsecured assets which may have a detrimental impact on our business.

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

We will be dependent upon our existing cash of $1,044,971 at March 31, 2010, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through December 2011. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010, the Company incurred a net loss of $520,038 and has incurred significant losses since inception. As of March 31, 2010, the Company has an accumulated deficit of $32,682,189, negative working capital of $2,972,405 and a stockholders’ deficit of $3,058,161. The Company used $576,116 and $196,110 of cash from operations during the three months ended March 31, 2010 and 2009, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2010	2009
Cash flows used in operating activities	$(576,116)	$(196,110)
Cash flows used in investing activities	(9,541)	—
Cash flows provided by financing activities	545,000	181,000

Net increase in cash and cash equivalents	$(40,657)	$(15,110)

During the three months ended March 31, 2010, cash used in operating activities consisted of our net loss of $576,116 less non-cash adjustments such as issuance of stock compensation and stock and warrants issued for services totaling $132,469 and also adjusted for cash used by other changes in operating assets and liabilities which net to a decrease in cash of approximately $191,000. Financing activities provided $545,000 from the issuance of notes payable, net of repayments.

During the three months ended March 31, 2009, financing activities provided $181,000 of cash which was comprised of net proceeds from the issuance common stock of $176,000 and $5,000 proceeds from the issuance of notes payable.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended March 31, 2010, the Company issued 56,000 shares of common stock valued at $24,200 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

During the three months ended March 31, 2010, the Company issued warrants to purchase 250,000, 50,000, 50,000 and 60,000 shares of Common Stock at an exercise price of $0.28 per share, respectively. Each warrant was issued for services rendered or to be rendered to the Company, has a five year term, is immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s share, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, subject to certain conditions, upon the per share market price of the Common Stock (as defined in warrant) being $1.50 per share for ten consecutive trading days, the Company may require the holder of the warrant to exercise the warrant or it will automatically terminate. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

On April 20, 2010 an investor elected to convert the balance of his 9% secured convertible note in the amount of $75,000 into 375,000 shares of Company’s Common Stock. The Common Stock was issued pursuant to exemption from registration under Section3(a)9 of the Securities Act.

Item 3.	Default Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.	Reserved

During the three months ended March 31, 2010, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three months ended March 31, 2010.

Item 6.	Exhibits

No.	Exhibit

3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*

3.9	Bylaws of The Dais Corporation*

4.0	Certificate of Amendment to the Certificate of Incorporation filed December 17, 2009, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

4.1	Form of Non-Qualified Stock Option Agreement*

4.2	Form of Non-Qualified Option Agreement*

4.3	Form of Warrant (Daily Financing)*

4.4	Form of Warrant (Financing)*

4.5	Form of Warrant (Robb Trust Note and Additional Financing)*

4.6	Form of Placement Agent Warrant (Financing)*

4.7	Form of 9% Secured Convertible Note (Financing)*

4.8	Form of Note (Robb Trust Note)*

4.9	Form of Amendment to Note (Robb Trust Note)*

4.10	Form of Warrant (Note Conversion)**

4.11	Form of Warrant (2009 Stock Purchases)**

4.12	Unsecured Promissory Note (Gostomski) incorporated by reference to the exhibits included with the Annual Report on Form 10K as filed on March 30, 2010

4.13	Unsecured Promissory Note from Platinum-Montaur, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on December 22, 2009

4.14	Unsecured Promissory Note from Samuels, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010

4.15	Unsecured Promissory Note from RBC Capital Corp., incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010.

10.1	2000 Equity Compensation Plan*

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*

10.7	Form of Subscription Agreement (Daily Financing)*

10.8	Form of Subscription Agreement (Financing)*

10.9	Form of Registration Rights Agreement (Financing)*

10.10	Form of Secured Patent Agreement (Financing)*

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*

10.12	Exclusive Distributorship Agreement between Genertec America, Inc. and Dais Analytic Corporation entered into August 21, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed August 27, 2009.

10.13	Employee Non-Disclosure and Non-Compete Agreement entered into between Judith Norstrud and Dais Analytic Corporation on October 15, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed October 16, 2009.

10.14	2009 Long Term Incentive Plan, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

10.15	Technical and Sales Agreement between Dais Analytic Corporation, Beijing Jiexun – CAST Systems Control Technology Co., Ltd. and Genertec America, Inc. dated April 8, 2010, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed on April 9, 2010.

14.1	Code of Ethics incorporated by reference to the exhibits included with the Annual Report on Form 10-K as filed on March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	May 13, 2010
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	May 13, 2010
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)