Form 10-Q
period 2010-06-30
DAIS ANALYTIC CORP
filed 2010-08-16
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

There were 29,666,717 shares of the Registrant’s $0.01 par value common stock outstanding as of August 13, 2010.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation

Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$411,439	$1,085,628
Accounts receivable	1,187,263	187,434
Inventory	246,968	149,986
Prepaid expenses and other current assets	121,933	103,571

Total current assets	1,967,603	1,526,619

Property and equipment, net	26,436	19,383

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $106,042 and $107,319 at June 30, 2010 and December 31, 2009, respectively	73,742	72,464

Total other assets	76,022	74,744

	$2,070,061	$1,620,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $138,189 and $150,740 at June 30, 2010 and December 31, 2009, respectively	$316,630	$385,955
Accrued compensation and related benefits	1,371,023	1,314,356
Accrued expenses, other	344,201	223,597
Current portion of deferred revenue	643,741	292,457
Current portion of notes payable	2,320,624	1,575,624

Total current liabilities	4,996,219	3,791,989

Long-term liabilities:
Long-term portion of notes payable	—	300,000
Deferred revenue, less current portion	168,840	207,696

Total long-term liabilities	168,840	507,696

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 29,913,930 and 29,352,930 shares issued; 29,656,717 and 29,095,717 shares outstanding at June 30, 2010 and December 31, 2009, respectively	299,140	293,530
Capital in excess of par value	31,184,843	30,461,794
Accumulated deficit	(33,306,869)	(32,162,151)

	(1,822,886)	(1,406,827)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(3,094,998)	(2,678,939)

	$2,070,061	$1,620,746

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Sales	$989,642	$507,318	$1,376,424	$643,634
License fees	20,500	21,035	41,030	42,072

	1,010,142	528,353	1,417,454	685,706

Expenses:
Cost of goods sold	550,196	337,574	871,522	444,544
Selling, general and administrative	1,029,394	439,426	1,588,914	982,798

	1,579,590	777,000	2,460,436	1,427,342

Loss from operations	(569,448)	(248,647)	(1,042,982)	(741,636)

Other expense (income):
Interest expense	55,233	95,353	101,736	251,585
Interest income	—	—	—	(37)

	55,233	95,353	101,736	251,548

Net loss	$(624,681)	$(344,000)	$(1,144,718)	$(993,184)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares, basic and diluted	29,800,194	17,821,497	29,577,797	15,600,875

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2010

	Common Stock		Capital in Excess of	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Amount	Par Value

Balance, December 31, 2009	29,352,930	$293,530	$30,461,794	$(32,162,151)	$(1,272,112)	$(2,678,939)

Issuance of common stock for services	186,000	1,860	173,251	—	—	175,111
Issuance of common stock for conversion of notes payable	375,000	3,750	71,250			75,000
Stock based compensation	—	—	478,548	—	—	478,548
Net loss	—	—	—	(1,144,718)	—	(1,144,718)

Balance, June 30, 2010	29,913,930	$299,140	$31,184,843	$(33,306,869)	$(1,272,112)	$(3,094,998)

Dais Analytic Corporation

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2010	2009
Operating activities
Net loss	$(1,144,718)	$(993,184)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,153	9,385
Amortization of deferred loan costs	—	1,004
Amortization of discount on convertible notes	—	144
Amortization of the beneficial conversion feature on convertible notes	—	29,992
Issuance of options and warrants for services	175,111	27,726
Stock based compensation	478,548	148,306
Issuance of common stock for future services and amortization of common stock issued for future services	(11,947)	65,395
Issuance of common stock warrants to induce conversion of notes payable	—	110,117
(Increase) decrease in:
Accounts receivable	(999,829)	(84,594)
Inventory	(96,982)	8,537
Prepaid expenses and other current assets	(6,415)	(25,851)
Increase (decrease) in:
Accounts payable and accrued expenses	51,279	277,669
Accrued compensation and related benefits	56,667	97,800
Deferred revenue	312,428	(42,072)

Net cash used by operating activities	(1,183,705)	(369,626)

Investing activities
Patent costs	—	(15,253)
Purchase of property and equipment	(10,484)	—

Net cash used by investing activities	(10,484)	(15,253)
Financing activities
Proceeds from issuance of notes payable	620,000	61,900
Payments on notes payable	(100,000)	—
Proceeds from issuance of common stock for cash	—	331,000

Net cash provided by financing activities	520,000	392,900

Net (decrease) increase in cash and cash equivalents	(674,189)	8,021

Cash and cash equivalents, beginning of period	1,085,628	26,867

Cash and cash equivalents, end of period	$411,439	$34,888

Cash paid for Interest	$—	$403

Supplemental disclosures of cash flow information

and noncash investing and financing activities:

During the six months ended June 30, 2010, the Company issued 375,000 shares of common stock in conversion of $75,000 of notes payable.

During the six months ended June 30, 2009, the Company issued 208,846 shares of common stock valued at $69,745 for future services.

During the six months ended June 30, 2009, the Company issued 5,129,648 shares of common stock in conversion of $925,000 of notes payable and $100,930 of accrued interest.

Dais Analytic Corporation

Notes to Financial Statements

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2010.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2010, the Company incurred a net loss of $624,681 and $1,144,718, respectively. As of June 30, 2010, the Company has an accumulated deficit of $33,306,869, negative working capital of $3,028,616 and a stockholder’s deficit of $3,094,998 and is in default on promissory notes in the aggregate principal amount of $150,000. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2010 and 2009, (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the six month periods ended June 30, 2010 and 2009, have been made.

The significant accounting policies followed are:

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory – Inventory consists of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $3,800 for future warranty expenses at June 30, 2010. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Revenue recognized by the Company from license agreements was $20,500 and $41,030 for the three months ended June 30, 2010 and 2009, respectively, and $21,035 and $42,072 for the six months ended June 30, 2010 and 2009, respectively.

Employee stock-based compensation – The Company recognizes all share-based awards to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Dividend rate	0%	0%
Risk free interest rate	2.38% – 2.59%	1.65% – 3.21%
Expected term	5 – 10 years	5 – 10 years
Expected volatility	96% – 107%	92% – 105%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each the six month periods ended June 30, 2010 and 2009, respectively.

Deferred revenue – Deferred revenue consists of payments received for products in advance of shipment to customers and also payments received under license agreements that have not yet been recognized as revenue.

Research and development costs – Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of new products and improving the efficiency of our existing products and production process. Such costs include salaries, payroll taxes, employee benefits, materials and supplies. All costs associated with research and development are expensed as incurred. The Company expensed approximately $113,000 and $120,000 during the three and six months ended June 30, 2010, respectively.

Non-employee stock-based compensation – The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. The fair value of warrants issued in 2010 and 2009 was calculated using the Black-Scholes model with the following assumptions: expected life in years: 5-10 years; estimated volatility 96 - 100% and 92% - 93%, respectively; risk-free interest rate: 2.38% - 2.57% and 1.65% - 1.92%, respectively; dividend yield: 0%.

Financial instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company’s Level 1 financial assets consist of cash equivalents of $411,439 and $1,085,628 as of June 30, 2010 and December 31, 2009, respectively.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At June 30, 2010 and 2009, the Company had 38,043,167 and 42,535,122 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Recent accounting pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Convertible notes payable; interest at 9.0%; $150,000 currently in default; collateralized by the Company’s patents and patent applications	$150,000	$325,000
Note payable to investor; 7% interest; unsecured; due January 16, 2011	300,000	300,000
Note payable to investor; interest at 10% per annum; unsecured; due September 30, 2010	1,000,000	1,000,000
Notes payable to an investor; 10% interest; unsecured; due September 30, 2010	870,000	250,000
Note payable; related party	624	624

	2,320,624	1,875,624
Less amounts currently due	2,320,624	1,575,624

Long-term notes payable	$—	$300,000

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

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 related to the warrants were amortized over the term of the Convertible Notes. For the three and six months ended June 30, 2009, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $0 and $30,136, respectively. No interest expense was recognized for the three and six months ended June 30, 2010 as the beneficial conversion feature and debt discount were fully amortized as of December 31, 2009.

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

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All accrued interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of the Company’s common stock. During the six months ended June 30, 2010 the outstanding principal balance of said loan was $100,000, the Company paid $25,000 of the principal amount outstanding on this note and the investor converted his remaining balance of $75,000 into 375,000 shares of common stock based on a per share conversion rate of $0.20.

As of June 30, 2010, $150,000 of principal on the Convertible Notes was outstanding and is currently in default and due and payable in full.

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

In December 2009 we secured a loan in the principal amount of $1,000,000 from an investor and issued the lender an unsecured promissory note. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before September 30, 2010. The note has equal standing with all other existing notes with respect to seniority. We may not incur more than $500,000 in additional debt without the holder’s prior approval and said additional debt may not be senior to this promissory note. During the term of the note, the holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holder may declare all principal and interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law the holder may in the event of a default opt to convert the principal and accrued and unpaid interest outstanding under the note into any debt or equity security which the Company issued after the date of this note and prior to the date of full payment of this note in accordance with the same terms as the subsequent financing.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. During the six months ended June 30, 2010, the notes were amended to extend the term of the notes to September 30, 2010, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before September 30, 2010. The notes have equal standing with all other existing notes with respect to seniority. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes. During the term of the notes, each note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may, in the event of a default, opt to convert the principal and interest outstanding under its note into any debt or equity security which the Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

Total accrued interest on all of the above the notes was $143,372 and $257,258 at June 30, 2010 and December 31, 2009, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $12,800 and $26,073 for the three months ended June 30, 2010 and 2009, respectively, and $12,200 and $24,396 for the six month periods ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, $138,189 and $150,740, respectively, were included in accounts payable for amounts owed to these stockholders.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of June 30, 2010 and December 31, 2009 of $1,371,023 and $1,314,356, respectively.

6.	Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan and 2009 Long-Term Incentive Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. As of June 30, 2010, the Company’s Board of Directors approved and made available 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during the six months ended June 30, 2010 was $0.24 per option. There were no options exercised during the six months ended June 30, 2010.

The following summarizes the information relating to outstanding stock options activity with employees during the six months ended June 30, 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,298,882	$0.26	7.64	$1,052,839
Granted	2,830,000	$0.30	—	—
Forfeited	(38,625)	$0.10	—	—

Outstanding at June 30, 2010	15,090,257	$0.26	7.62	$1,049,114

Exercisable at June 30, 2010	13,776,174	$0.25	7.46	$1,047,323

Stock compensation expense was approximately $397,743 and $478,548 for the three and six months ended June 30, 2010, respectively, and $69,591 and $148,306 for the three and six months ended June 30, 2009, respectively. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was approximately $30,808 and $78,333, respectively.

As of June 30, 2010, there was approximately $381,400 of unrecognized employee stock-based compensation expense related to non-vested stock options, of which $107,600, $129,600, $104,500 and $39,700 is expected to be recognized for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

The following table represents our non vested share-based payment activity with employees for the six months ended June 30, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2009	347,861	$0.27
Granted	2,830,000	$0.30
Vested	(1,863,778)	$0.25
Forfeited	—

Nonvested options – June 30, 2010	1,314,083	$0.26

Warrants

At June 30, 2010, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	1.49	$0.55
Warrants-Additional Financing	428,637	2.29	$0.40
Warrants-Robb Trust Note	50,000	1.93	$0.55
Warrants-Financing	14,750,000	2.49	$0.25
Warrants-Placement Agent Warrants	793,641	2.76	$0.25
Warrants-Tangredi	3,000,000	2.76	$0.36
Warrants-Ehrenberg	250,000	3.10	$0.30
Warrants-Consulting Agreements	825,000	4.18	$0.28
Warrants-Note Conversions	2,240,000	3.80	$0.38
Warrants-Stock Purchases 2009	758,270	3.90	$0.34
Warrants-Mandelbaum	50,000	3.84	$0.19

Total	23,327,603

Common Stock Issued For Services

The Company amended a consulting agreement as of October 2009 with an individual to provide consulting services to the Company. The term of the agreement is for nine months and calls for the Company to issue the consultant 10,000 shares of common stock in each of the nine months of service for total shares of 90,000, with no service or award of stock for January and February 2010. For the three and six months ended June 30, 2010, the Company has issued 30,000 and 86,000 shares of common stock, respectively, and recorded $10,600 and $34,800 as consulting expense on its statement of operations.

The Company entered into an agreement with a Company to provide consulting services in April 2010. The term of the agreement is for twelve months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the 100,000 shares of common stock at $53,000 and is expensing the fair value of those shares over six months.

7.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of June 30, 2010, the Company has recorded a liability of $41,000 in accrued expenses related to this agreement.

8.	Genertec Agreement

On August 21, 2009, the Company, entered into an Exclusive Distribution Agreement (the “Agreement”) with Genertec America, Inc., a California corporation (“Genertec”), to grant Genertec the exclusive right to obtain, distribute and market three of the Company’s nanotechnology-based membrane products and related products in Great China, including main land China, Hong Kong, Macau and Taiwan (the “Territory”). The Agreement provides that during the initial term of the Agreement, Genertec agreed to order and purchase the Company’s products in the aggregate amount of $200 Million U.S. Dollars. Certain terms of the agreement have been granted confidential treatment by the Securities and Exchange Commission.

Under the Agreement, the Company will supply and Genertec will distribute the Company’s products in the designated Territory on an exclusive basis. Genertec agreed to purchase from the Company a minimum of the Company’s products during any contract year. In the event Genertec fails to purchase such minimum in any given year, the Company may convert the exclusivity to Genertec into a non-exclusive basis or terminate the Agreement. Pursuant to the terms of the Agreement, Genertec will engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the Territory. Neither Genertec nor its designated buyer is permitted to alter, decompile or modify the Company’s products in any way. As consideration for entering into the Agreement, Genertec agreed to pay the Company a deposit in monthly installments beginning in September 2009 and continuing through April 2010. During the initial term of the Agreement, the Company and Genertec agreed to negotiate, in good faith, a royalty bearing license agreement whereby Genertec shall be granted a license to manufacture certain portions of the Company’s products in the Territory. As of June 30, 2010, the Company has $350,000 in accounts receivable and $500,000 in the current portion of deferred revenue to be applied against future orders.

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

9.	CAST Systems Control Technology

In April 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec America, Inc. (“Genertec”) with a value of up to approximately $48 million U.S. Dollars over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from Genertec in the amount as agreed to by the parties on or before April 13, 2010. As of the date of this filing, the Company has received the required letter of credit from Genertec. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009. For the six months ended June 30, 2010, the Company recognized $300,000 in revenue under this agreement.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales, excludes license fees	$989,642	$507,318	$1,376,424	$643,634
Percentage of revenues	100%	100.0%	100.0%	100.0%

Cost of goods sold	$550,196	$337,574	$871,522	$444,544
Percentage of revenues	55.6%	66.5%	63.3%	69.1%

Selling, general and administrative expenses	$1,029,394	$439,426	$1,588,914	$982,798
Percentage of revenues	104.0%	86.6%	115.4%	152.7%

Interest expense	$55,233	$95,353	$101,736	$251,585
Percentage of revenues	5.6%	18.8%	7.0%	39.1%

Net loss	$(624,681)	$(344,000)	$(1,144,718)	$(993,184)
Percentage of revenues	(63.1)%	(67.8)%	(83.2)%	(154.3)%

Summary of Three Months Ended June 30, 2010 Results of Operations

REVENUES: Total revenues for the three months ended June 30, 2010 and 2009 were $1,010,142 and $528,353, respectively, an increase of $481,789 or 91%. The increase in revenues in the 2010 period is primarily attributable to the recognition of $300,000 of revenues from the Company’s nanotechnology clean water process with CAST. In addition, the Company increased the sales price of the ConsERV products, introduced a new product to the ConsERV line generating additional sales in a new price category and increased the number and size of its sales transactions in 2010. During the three months ended June 30, 2010 and 2009, four customers accounted for approximately 64% and 69% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $212,622 to $550,196 and represented 54% of revenues, for the three months ended June 30, 2010 compared to $337,574 or 64% of revenues for the three months ended

June 30, 2009. The increase in cost of goods sold during 2010 is primarily due to the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2010 is primarily attributable to an increase in the sales price of the ConsERV product coupled by a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and a decrease in the cost of both labor and materials through outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,029,394 for the three months ended June 30, 2010 increased $589,968 from $439,426 in the same period of 2009 or 134%. The Company increased stock based compensation by approximately $357,000, research and development expenses have increased approximately $113,000 for new product development and modifications to ConsERV and professional fees increased by approximately $55,000 due to additional consulting agreements entered into during 2010.

INTEREST EXPENSE: Interest expense was $55,233 for the three months ended June 30, 2010 compared to $95,353 for the same period of 2009, a decrease of $40,120. The decrease in expense is due to approximately $46,900 of interest expense relating to warrants issued in the three months ended June 30, 2009 to induce conversion of principal and interest accrued on two convertible notes having a principal value of $250,000.

NET LOSS: Net loss for the three months ended June 30, 2010 increased by $280,681 to $624,681 from $344,000 for the three months ended June 30, 2009. The increase in net loss is primarily due to the increase in selling, general and administrative expense as discussed above.

Summary of Six Months Ended June 30, 2010 Results of Operations

REVENUES: Total revenues for the six months ended June 30, 2010 and 2009 were $1,417,454 and $643,634, respectively, an increase of $773,820 or 120%. The increase in revenues in the 2010 period is primarily attributable to recognition of $300,000 of revenue s from the Company’s nanotechnology clean water process with CAST. In addition, the Company increased the sales price of the ConsERV products, introduced a new product to the ConsERV line generating additional sales in a new price category and increased the number and size of its sales transactions in 2010. During the six months ended June 30, 2010 and 2009, six and four customers accounted for approximately 62% and 68% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $426,978 to $871,522 and represented 61% of revenues, for the six months ended June 30, 2010 compared to $444,544 or 69% of revenues for the six months ended June 30, 2009. The increase in cost of goods sold in 2010 is primarily a factor of the increase in sales. The decrease in cost of goods sold as a percentage of revenue in 2010 is primarily attributable to a decrease in the cost of materials due to the implementation of improvements to the production process of certain product components and a decrease in the cost of both labor and materials through outsourcing some of the production in order to maximize the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,588,914 for the six months ended June 30, 2010 increased $606,116 from $982,798 in the same period of 2009 or 62%. This increase is primarily due to an increase in stock based compensation awards of approximately $330,000. Also, there was an increase in professional fees expense of approximately $118,000, which related to the new consulting agreements entered into during 2010. Finally, the Company has incurred approximately $120,000 of research and development costs to develop modifications and new products but incurred insignificant expense for the corresponding three months ended June 30, 2009.

INTEREST EXPENSE: Interest expense was $101,742 for the six months ended June 30, 2010 compared to $251,585 for the same period of 2009, a decrease of $149,843. The decrease in expense is due to approximately $110,100 of interest expense relating to warrants issued in the three months ended June 30, 2009 to induce conversion of principal and interest accrued on two convertible notes having a principal value of $925,000, and also was due to a reduction in debt outstanding due to payment or conversion of the notes to equity.

NET LOSS: Net loss for the six months ended June 30, 2010 increased by $151,534 to $1,144,718 from $993,184 for the six months ended June 30, 2009. The increase in the net loss is primarily due to the increase in selling, general and administrative expenses as discussed above.

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

As of June 30, 2010, $150,000 of principal on the Convertible Notes was outstanding, which is currently past maturity.

We cannot currently pay our outstanding promissory notes, including the Convertible Notes and the $1,870,000 in unsecured promissory notes due in September of 2010, without severely impacting our ability to continue operations and the Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. If we are able to renegotiate the terms there is no guarantee that the terms would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay these notes, (ii) the Convertible Notes are not converted into shares of our common stock pursuant to their terms, (iii) we are unable to renegotiate the terms of the notes, or (iv) we are unable to generate sufficient funds from operations to repay these loans, the Convertible Note holders will have the option to foreclose on our patents and patent applications securing the Convertible Notes which may result in the failure of our business and, subject to the terms of the notes, the unsecured note holders have the option to seek a judgment against our unsecured assets which will have a detrimental impact on our business.

In July 2009, we secured a loan of $300,000 from an investor. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due thereunder payable in cash on or before January 16, 2011.

In December 2009, we secured a loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. Effective June 28, 2010, each of these secured loans were extended through September 30, 2010.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010. Effective June 28, 2010, each of these secured loans were extended through September 30, 2010.

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

We will be dependent upon our existing cash of $411,439 at June 30, 2010, product sales, collection of receivables and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through December 2011. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2010, the Company incurred a net loss of $624,681 and $1,144,718, and has incurred significant losses since inception. As of June 30, 2010, the Company has an accumulated deficit of $33,306,869, negative working capital of $3,028,616 and a stockholders’ deficit of $3,094,998. The Company used $1,158,705 and $369,326 of cash from operations during the six months ended June 30, 2010 and 2009, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2010	2009
Cash flows used in operating activities	$(1,158,705)	$(369,626)
Cash flows used in investing activities	(10,484)	(15,253)
Cash flows provided by financing activities	495,000	392,900

Net (decrease) increase in cash and cash equivalents	$(674,189)	$8,021

During the six months ended June 30, 2010, cash used in operating activities consisted of our net loss of $1,144,718 less non-cash adjustments such as issuance of stock-based compensation and stock and warrants issued for services totaling $643,865 and also adjusted for cash used by other changes in operating assets and liabilities which net to a decrease in cash of approximately $657,852. Financing activities provided $495,000 from the issuance of notes payable, net of repayments.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2010, the Company issued 130,000 shares of common stock valued at $63,600 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

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

Item 4.	Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three months ended June 30, 2010.

Item 6.	Exhibits

No.	Exhibit

4.16	First Amendment to Promissory Note issued December 17, 2009 from Platinum-Montaur

4.17	First Amendment to Promissory Note issued February 19, 2010 from Samuels

4.18	First Amendment to Promissory Note issued February 19, 2010 from RBC Capital Corp.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	August 16, 2010
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	August 16, 2010
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)