Form 10-Q
period 2010-09-30
DAIS ANALYTIC CORP
filed 2010-11-15
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

There were 30,609,793 shares of the Registrant’s $0.01 par value common stock outstanding as of November 12, 2010.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation

Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$249,056	$1,085,628
Accounts receivable	923,492	187,434
Inventory	283,720	149,986
Prepaid expenses and other current assets	153,020	103,571

Total current assets	1,609,288	1,526,619

Property and equipment, net	33,061	19,383

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $109,105 and $107,319 at September 30, 2010 and December 31, 2009, respectively	74,888	72,464

Total other assets	77,168	74,744

	$1,719,517	$1,620,746

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, including related party payables of $147,701 and $150,740 at September 30, 2010 and December 31, 2009, respectively	$415,500	$385,955
Accrued compensation and related benefits	1,394,772	1,314,356
Accrued expenses	286,421	223,597
Current portion of deferred revenue	582,000	292,457
Current portion of notes payable	2,320,624	1,575,624

Total current liabilities	4,999,317	3,791,989

Long-term liabilities:
Long-term portion of notes payable	—	300,000
Deferred revenue, less current portion	148,340	207,696

Total long-term liabilities	148,340	507,696

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 30,141,622 and 29,352,930 shares issued; 29,884,409 and 29,095,717 shares outstanding at September 30, 2010 and December 31, 2009, respectively	301,417	293,530
Capital in excess of par value	31,405,116	30,461,794
Accumulated deficit	(33,862,561)	(32,162,151)

	(2,156,028)	(1,406,827)

Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(3,428,140)	(2,678,939)

	$1,719,517	$1,620,746

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Sales	$931,874	$392,978	$2,308,298	$1,036,613
License fees	20,500	21,036	61,530	63,108

	952,374	414,014	2,369,828	1,099,721

Expenses:

Cost of goods sold	755,034	246,359	1,626,556	690,903
Selling, general and administrative	697,099	400,811	2,286,013	1,384,318

	1,452,133	647,170	3,912,569	2,075,221

Loss from operations	(499,759)	(233,156)	(1,542,741)	(975,500)

Other expense (income):

Interest expense	55,933	203,845	157,669	454,721
Interest income	—	(74)	—	(111)

	55,933	203,771	157,669	454,610

Net loss	$(555,692)	$(436,927)	$(1,700,410)	$(1,430,110)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Weighted average number of common shares, basic and diluted	30,318,223	19,872,184	29,696,897	17,040,291

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2010

	Common Stock		Capital in	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
			Excess of Par Value
	Shares	Amount

Balance, December 31, 2009	29,352,930	$293,530	$30,461,794	$(32,162,151)	$(1,272,112)	$(2,678,939)

Issuance of common stock for services	413,692	4,137	322,742	—	—	326,879
Issuance of common stock for conversion of notes payable	375,000	3,750	71,250			75,000
Stock based compensation	—	—	549,330	—	—	549,330
Net loss	—	—	—	(1,700,410)	—	(1,700,410)

Balance, September 30, 2010	30,141,622	$301,417	$31,405,116	$(33,862,561)	$(1,272,112)	$(3,428,140)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Operating activities
Net loss	$(1,700,410)	$(1,430,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,879	14,603
Amortization of deferred loan costs	—	1,004
Amortization of discount on convertible notes	—	144
Amortization of the beneficial conversion feature on convertible notes	—	29,992
Issuance of options and warrants for services	326,879	45,442
Stock based compensation	549,330	214,084
Issuance of common stock for future services and amortization of common stock issued for future services	(819)	65,395
Issuance of common stock warrants to induce conversion of notes payable	—	266,021
(Increase) decrease in:
Accounts receivable	(736,058)	65,595
Inventory	(133,734)	(61,050)
Prepaid expenses and other current assets	(48,630)	(27,704)
Increase (decrease) in:
Accounts payable and accrued expenses	92,369	207,207
Accrued compensation and related benefits	80,416	136,050
Deferred revenue	230,187	(63,108)

Net cash used by operating activities	(1,332,591)	(536,435)

Investing activities
Patent costs	(4,210)	—
Purchase of property and equipment	(19,771)	(39,265)

Net cash used by investing activities	(23,981)	(39,265)
Financing activities
Proceeds from issuance of notes payable	620,000	300,000
Proceeds from issuance of notes payable, related party	—	222,900
Payments on notes payable	(100,000)	(250,000)
Payments on notes payable, related party		(61,900)
Proceeds from issuance of common stock for cash	—	638,500

Net cash provided by financing activities	520,000	849,500

Net (decrease) increase in cash and cash equivalents	(836,572)	273,800

Cash and cash equivalents, beginning of period	1,085,628	26,867

Cash and cash equivalents, end of period	$249,056	$300,667

Cash paid for interest	$—	$41,349

Supplemental disclosures of cash flow information

and noncash investing and financing activities:

During the nine months ended September 30, 2010, the Company issued 375,000 shares of common stock in conversion of $75,000 of notes payable.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2010. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2010.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2010, the Company incurred a net loss of $555,692 and $1,700,410, respectively. As of September 30, 2010, the Company has an accumulated deficit of $33,862,561, negative working capital of $3,390,029 and a stockholder’s deficit of $3,428,140. As of the date of this report, the Company was in default on promissory notes in the aggregate principal amount of $50,000. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2010 and 2009, (b) the financial position at September 30, 2010 and December 31, 2009, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made.

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

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. Our ConsERV™ product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $7,400 for future warranty expenses at September 30, 2010. Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Dividend rate	0%	0%
Risk free interest rate	1.96% – 3.68%	1.65% – 3.21%
Expected term	5 – 10 years	5 – 10 years
Expected volatility	96% – 107%	92% – 105%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each the nine month periods ended September 30, 2010 and 2009, respectively.

Deferred revenue – Deferred revenue consists of payments received for products in advance of shipment to customers and also payments received under license agreements that have not yet been recognized as revenue.

Research and development costs – Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of new products and improving the efficiency of our existing products and production process. Such costs include salaries, payroll taxes, employee benefits, materials and supplies. All costs associated with research and development are expensed as incurred. The Company expensed approximately $116,600 and $242,400 during the three and nine months ended September 30, 2010, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company’s Level 1 financial assets consist of cash equivalents of $5,226 and $5,235 as of September 30, 2010 and December 31, 2009, respectively.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2010 and 2009, the Company had 38,302,769 and 37,791,597 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Recent accounting pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Notes Payable

Notes payable consist of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Convertible notes payable; interest at 9.0%; $150,000 currently in default; collateralized by the Company’s patents and patent applications	$150,000	$325,000
Note payable to investor; 7% interest; unsecured; due January 16, 2011	300,000	300,000
Note payable to investor; interest at 10% per annum; unsecured; due December 31, 2010	1,000,000	1,000,000
Notes payable to investors; 10% interest; unsecured; due December 31, 2010	870,000	250,000
Note payable; related party	624	624

	2,320,624	1,875,624
Less amounts currently due	2,320,624	1,575,624

Long-term notes payable	$—	$300,000

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

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 related to the warrants were amortized over the term of the Convertible Notes. For the three and nine months ended September 30, 2009, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $0 and $30,136, respectively. No interest expense was recognized for the three and nine months ended September 30, 2010 as the beneficial conversion feature and debt discount were fully amortized as of March 31, 2009.

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

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the

Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All accrued interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of the Company’s common stock. During the nine months ended September 30, 2010 the remaining principal balance of said loan of $175,000 was extinguished in full by the Company through cash payments of $100,000 and the conversion of $75,000 into 375,000 shares of common stock based on a per share conversion rate of $0.20.

As of September 30, 2010, $150,000 of principal on the Convertible Notes was outstanding, of which $50,000 is currently past maturity. On November 4, 2010, an investor elected to convert his 9% secured convertible note of $100,000 principal and the related accrued interest $25,077 into 625,384 shares of Company’s Common Stock. Said investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $.75 per share in consideration for converting his 9% secured convertible note.

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

In December 2009 we secured a loan in the principal amount of $1,000,000 from an investor and issued the lender an unsecured promissory note. Pursuant to the terms of the note and its subsequent amendments, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before December 31, 2010. The note has equal standing with all other existing notes with respect to seniority. We may not incur more than $500,000 in additional debt without the holder’s prior approval and said additional debt may not be senior to this promissory note. During the term of the note, the holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holder may declare all principal and interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law the holder may in the event of a default opt to convert the principal and accrued and unpaid interest outstanding under the note into any debt or equity security which the Company issued after the date of this note and prior to the date of full payment of this note in accordance with the same terms as the subsequent financing.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. The notes were amended to extend the term to December 31, 2010, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before December 31, 2010.

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

Total accrued interest on all of the above the notes was $199,174 and $257,258 at September 30, 2010 and December 31, 2009, respectively.

5. Related Party Transactions

Timothy Tangredi, the Company’s Chief Executive Officer and Chairman, is a founder and a member of the Board of Directors of Aegis Biosciences, LLS (“Aegis”). Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields. Mr. Tangredi spends approximately one to three business days per month on Aegis business and is compensated by Aegis for his time and contributions. We granted Aegis two exclusive, world-wide licenses, the first in 1995 and the second in 2005. Pursuant to these licenses, Aegis has the right to use and sell products containing our polymer technologies in biomedical and healthcare applications. The first license was entered into in 1995 and has been amended twice. In 2005, we agreed to accept $150,000 as payment in full of all royalties and no further license revenue will be forthcoming. The second license allows Aegis the use of our intellectual property in the field of healthcare. A one-time payment of $50,000 was made under this license in 2005. In addition, under the second license Aegis is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $12,200 for the three months ended September 30, 2010 and 2009 and $36,594 for the nine month periods ended September 30, 2010 and 2009. At September 30, 2010 and December 31, 2009, $142,700 and $150,740, respectively, were included in accounts payable for amounts owed to these stockholders.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of September 30, 2010 and December 31, 2009 of $1,394,772 and $1,314,356, respectively.

6. Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan and 2009 Long-Term Incentive Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. In November 2009, our shareholders approved and the Company’s Board of Directors adopted and made available 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during the nine months ended September 30, 2010 was $0.22 per option. There were no options exercised during the nine months ended September 30, 2010.

The following summarizes the information relating to outstanding stock options activity with employees during the nine months ended September 30, 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,298,882	$0.26	7.64	$1,052,839
Granted	2,970,000	$0.29	—	—
Forfeited	(38,625)	$0.10	—	—

Outstanding at September 30, 2010	15,230,257	$0.26	8.11	$1,732,650

Exercisable at September 30, 2010	13,967,757	$0.25	6.64	$1,733,108

Stock compensation expense was approximately $70,782 and $549,330 for the three and nine months ended September 30, 2010, respectively, and $65,777 and $214,084 for the three and nine months ended September 30, 2009, respectively. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was approximately $509,943 and $283,961, respectively.

As of September 30, 2010, there was approximately $349,000 of unrecognized employee stock-based compensation expense related to non-vested stock options, of which approximately $40,000, $143,000, $118,000 and $48,000 is expected to be recognized for the three months ended December 31, 2010 and the years ended December 31, 2011, 2012 and 2013, respectively.

The following table represents our non vested share-based payment activity with employees for the nine months ended September 30, 2010:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2009	347,861	$0.27
Granted	2,970,000	$0.29
Vested	(2,055,361)	$0.25
Forfeited	—

Nonvested options – September 30, 2010	1,262,500	$0.25

Warrants

At September 30, 2010, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	1.24	$0.55
Warrants-Additional Financing	428,637	2.08	$0.40
Warrants-Robb Trust Note	50,000	1.68	$0.55
Warrants-Financing	14,750,000	2.24	$0.25
Warrants-Placement Agent Warrants	793,641	2.51	$0.25
Warrants-Tangredi	3,000,000	2.51	$0.36
Warrants-Ehrenberg	250,000	2.85	$0.30
Warrants-Consulting Agreements	825,000	3.94	$0.28
Warrants-Note Conversions	2,240,000	3.63	$0.38
Warrants-Stock Purchases 2009	758,270	3.65	$0.34
Warrants-Services	400,000	4.31	$0.50
Warrants-Mandelbaum	50,000	3.59	$0.19

Total	23,742,603

Common Stock Issued For Services

The Company entered into a consulting agreement in September of 2008. In October of 2009, the agreement was amended to extend the term for nine months. Company is to issue the consultant 10,000 shares of common stock in each of said nine months for total shares of 90,000, with no award of stock for January and February 2010. For the three and nine months ended September 30, 2010, the Company has issued 30,000 and 106,000 shares of common stock, respectively, and recorded $9,250 and $44,050 as consulting expense on its statement of operations.

The Company entered into an agreement for consulting services in April 2010. The term of the agreement is for twelve months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the 100,000 shares of common stock at $53,000 and is expensing the fair value of those shares over six months. For the three and nine months ended September 30, 2010, the Company has recorded $26,500 and $48,583 as consulting expense on its statement of operations.

The Company issued 207,692 shares of common stock during the three months ended September 30, 2010 valued at $64,384 for legal services to be provided from January 1, 2010 through December 31, 2010. For the three and nine months ended September 30, 2010, the Company has recorded $16,096 and $48,288 as legal expense in its statement of operations.

7. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within a defined timeframe. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of September 30, 2010, the Company has recorded a liability of $41,000 in accrued expenses related to this agreement.

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

Under the Agreement, the Company will supply and Genertec will distribute the Company’s products in the designated Territory on an exclusive basis. Genertec agreed to purchase from the Company a minimum of the Company’s products during any contract year. In the event Genertec fails to purchase such minimum in any given year, the Company may convert the exclusivity to Genertec into a non-exclusive basis or terminate the Agreement. Pursuant to the terms of the Agreement, Genertec will engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the Territory. Neither Genertec nor its designated buyer is permitted to alter, decompile or modify the Company’s products in any way. As consideration for entering into the Agreement, Genertec agreed to pay the Company a deposit in monthly installments beginning in September 2009 and continuing through April 2010. During the initial term of the Agreement, the Company and Genertec agreed to negotiate, in good faith, a royalty bearing license agreement whereby Genertec shall be granted a license to manufacture certain portions of the Company’s products in the Territory. As of September 30, 2010, the Company has $406,400 in accounts receivable and $500,000 in the current portion of deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement.

The initial term of the Agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one (1) year periods. The Company may terminate the Agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) that Genertec has not purchased a minimum amount of the Company’s products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at the discretion of the Company, immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without the prior written consent of the Company. Genertec has informed the Company that the reason for the delay in payment is a realignment of their payment process and Genertec expects to have the issue resolved shortly.

9. CAST Systems Control Technology

In April 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec America, Inc. (“Genertec”) with a value of up to approximately $48 million U.S. Dollars over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from Genertec in the amount as agreed to by the parties on or before April 13, 2010. As of the date of this filing, the Company has received the required letter of credit from Genertec. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009. For the nine months ended September 30, 2010, the Company has sold one unit under this agreement and recognized $300,000 in revenue which has been billed and $254,000 of which has been collected.

10 Commitment

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a novel dehumidification system similar to the Company’s NanoAir prototype, that is operated by directly manipulating water vapor using a selectively permeable membrane made of a nano-structure solid polymer. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. The Company will receive the grant amount in phases upon the meeting of certain milestones. As of September 30, 2010, the Company has not incurred any expenses nor recognized any revenue related to this grant award.

11 Subsequent Events

On November 4, 2010, an investor elected to convert his 9% secured convertible note and the related accrued interest in the amounts of $125,077 into 625,384 shares of Company’s Common Stock. Said investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $.75 per share in consideration for converting his 9% secured convertible note. The Common Stock was issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

On November 12, 2010, Promissory Note Holder’s Platinum Montaur and Samuels agreed to a second amendment to their Promissory Notes dated December 17, 2009 and February 19, 2010, respectively, which allowed for a second extension of the maturity date to December 31, 2010.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales, excludes license fees	$931,874	$392,978	$2,308,298	$1,036,613
Percentage of revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	$755,034	$246,359	$1,626,556	$690,903
Percentage of revenues	81.0%	62.7%	70.5%	66.7%

Selling, general and administrative expenses	$697,099	$400,811	$2,286,013	$1,384,318
Percentage of revenues	74.8%	102.0%	99.0%	133.5%

Interest expense	$55,933	$203,845	$157,669	$454,721
Percentage of revenues	6.0%	51.9%	6.8%	43.9%

Net loss	$(555,692)	$(436,927)	$(1,700,410)	$(1,430,110)
Percentage of revenues	(59.6)%	(111.2)%	(73.7)%	(138.0)%

Summary of Three Months Ended September 30, 2010 Results of Operations

REVENUES: Total revenues (excluding license fees) for the three months ended September 30, 2010 and 2009 were $931,874 and $392,978, respectively, an increase of $538,896 or 137%. The increase in revenues in the 2010 period is attributable to approximately $180,000 increase in Core Unit sales and approximately $357,000 increase in ConsERV System Sales. These increases were mainly attributable to the Company implementing an overall strategic initiative to improve sales by retaining more productive sales representatives. During the three months ended September 30, 2010 and 2009 three and four customers accounted for approximately 54% (three customers represented the following percentages of sales 32%, 11% and 11%) and 78% (the four customers represented the following percentages of sales 36%, 19%, 13% and 10%) of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $508,675 to $755,034 and represented 79% of revenues, for the three months ended September 30, 2010 compared to $246,359 or 63% of revenues for the three months ended September 30, 2009. The increase in cost of goods sold during 2010 is primarily due to the following: the Company reallocated salaries to reflect the assignment of employee cost between production and research and development and based on current payroll levels there was an approximate $54,000 increase, the Company has also had increased production costs due to hiring new vendors and contract labor to ensure quality production, which increased costs by approximately $34,000. There was an overall increase in freight and delivery costs of $34,000 due to increased vendor prices and the increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $697,099 for the three months ended September 30, 2010 increased $296,288 from $400,811 in the same period of 2009 or 74%. The Company incurred increased costs of new product development and modifications to ConsERV by approximately $116,600, an increase in payroll expenses of $58,700 for the addition of two new employees and professional fees have increased by approximately $67,700 due to additional consulting agreements entered into during 2010. The Company also experienced an increase of approximately $10,500 in travel expenses due to the additional travel required to coordinate purchase agreements.

INTEREST EXPENSE: Interest expense was $55,933 for the three months ended September 30, 2010 compared to $203,845 for the same period of 2009, a decrease of $147,912. The decrease in expense is due to additional interest expense relating to warrants issued in the three months ended September 30, 2009 to induce conversion of principal and interest accrued on convertible notes.

NET LOSS: Net loss for the three months ended September 30, 2010 increased by $118,765 to $555,692 from $436,927 for the three months ended September 30, 2009. The increase in net loss is primarily due to the increase in selling, general and administrative expense, partially offset by a decrease in interest expense as discussed above.

Summary of Nine Months Ended September 30, 2010 Results of Operations

REVENUES: Total revenues (excluding license fees) for the nine months ended September 30, 2010 and 2009 were $2,308,298 and $1,036,613, respectively, an increase of $1,271,685 or 123%. The increase in revenues in the 2010 period is primarily attributable to recognition of $300,000 of revenues from the Company’s nanotechnology clean water process with CAST. In addition, the Company increased the sales price of the ConsERV products, introduced a new product to the ConsERV line generating additional sales in a new price category and increased the number and size of its sales transactions in 2010. During the nine months ended September 30, 2010 and 2009, three and four customers accounted for approximately 39% (three customers represented the following percentages of sales 15%, 14% and 10%) and 72% (the four customers represented the following percentages of sales 33%, 16%, 13% and 10%) of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $935,653 to $1,626,556 and represented 70% of revenues, for the nine months ended September 30, 2010 compared to $690,903 or 63% of revenues for the nine months ended September 30, 2009. The increase in cost of goods sold in 2010 is primarily a factor of the increase in sales. The increase in cost of goods sold during 2010 is primarily due to the following: the Company reallocated salaries to reflect the assignment of employee cost between production and research and development and based on current payroll levels there was an approximate $90,800 increase, the Company has also had increased production costs due to hiring new vendors and contract labor to ensure quality production, which increased costs by approximately $68,000. There was an overall increase in freight and delivery costs of $87,000 due to increased vendor prices and the increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $2,286,013 for the nine months ended September 30, 2010 increased $901,695 from $1,384,318 in the same period of 2009 or 65%. The Company increased costs for new product development and modifications to ConsERV by approximately $236,700, increased payroll expenses of $66,200 for the addition of two new employees and professional fees increased by approximately $193,300 due to additional consulting agreements entered into during 2010. The Company also experienced an increase of approximately $24,000 in travel expenses due to the additional travel required to coordinate purchase agreements and an increase of $549,300 in stock based compensation awards.

INTEREST EXPENSE: Interest expense was $157,669 for the nine months ended September 30, 2010 compared to $454,721 for the same period of 2009, a decrease of $297,052. The decrease in expense is due to approximately $266,000 of interest expense relating to warrants issued during the nine months ended September 30, 2009 to induce conversion of principal and interest accrued on two convertible notes. The decrease is also was due to the overall reduction in debt outstanding due to payment or conversion of the notes to equity.

NET LOSS: Net loss for the nine months ended September 30, 2010 increased by $270,300 to $1,700,410 from $1,430,110 for the nine months ended September 30, 2009. The increase in the net loss is primarily due to the increase in selling, general and administrative expenses, partially offset by a decrease in interest expense as discussed above.

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

As of September 30, 2010, $150,000 of principal on the Convertible Notes was outstanding, of which $50,000 is currently past maturity. On November 4, 2010, an investor elected to convert his 9% secured convertible note of $100,000 principal and the related accrued interest $25,077 into 625,384 shares of Company’s Common Stock. Said investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $.75 per share in consideration for converting his 9% secured convertible note.

We cannot currently pay our outstanding promissory notes, including the Convertible Note and the $1,870,000 in unsecured promissory notes due December 31, 2010 without severely impacting our ability to continue operations and the Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. If we are able to renegotiate the terms there is no guarantee that the terms would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay these notes, (ii) the Convertible Note is not converted into shares of our common stock pursuant to its terms, (iii) we are unable to renegotiate the terms of the notes, or (iv) we are unable to generate sufficient funds from operations to repay these loans, the Convertible Note holder will have the option to foreclose on our patents and patent applications securing the Convertible Note which may result in the failure of our business and, subject to the terms of the notes, the unsecured note holder has the option to seek a judgment against our unsecured assets which will have a detrimental impact on our business.

In July 2009, we secured a loan of $300,000 from an investor. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due thereunder payable in cash on or before January 16, 2011.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. The notes were amended to extend the term to December 31, 2010, the Company is to pay the holders simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before December 31, 2010.

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

We will be dependent upon our existing cash of $249,056 at September 30, 2010, product sales, collection of receivables and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through December 2011. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2010, the Company incurred a net loss of $555,692 and $1,700,410, and has incurred significant losses since inception. As of September 30, 2010, the Company has an accumulated deficit of $33,862,561, negative working capital of $3,390,029 and a stockholders’ deficit of $3,428,140. The Company used $1,332,591 and $536,435 of cash from operations during the nine months ended September 30, 2010 and 2009, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2010	2009
Cash flows used in operating activities	$(1,332,591)	$(536,435)
Cash flows used in investing activities	(23,981)	(39,265)
Cash flows provided by financing activities	520,000	849,500

Net (decrease) increase in cash and cash equivalents	$(836,572)	$273,800

During the nine months ended September 30, 2010, cash used in operating activities consisted of our net loss of $1,700,410 less non-cash adjustments such as issuance of stock-based compensation and stock and warrants issued for services totaling $883,269 and also adjusted for cash used by other changes in operating assets and liabilities which net to a decrease in cash of approximately $515,450. Financing activities provided $520,000 from the issuance of notes payable, net of repayments.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2010, the Company issued 20,000 shares of common stock valued at $5,800 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

During the three months ended September 30, 2010, the Company issued 207,692 shares of common stock valued at $64,384 for services to be provided from January 1, 2010 through December 31, 2010. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

Item 3.	Default Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.	Reserved

Item 5.	Other Information

On November 4, 2010, an investor elected to convert his 9% secured convertible note and the related accrued interest in the amounts of $125,077 into 625,384 shares of Company’s Common Stock. Said investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $.75 per share in consideration for converting his 9% secured convertible note. The Common Stock was issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

On November 12, 2010, Promissory Note Holders Platinum Montaur, RBC Capital Markets and Samuels agreed to a second amendment to their Promissory Notes dated December 17, 2009, February 19, 2010 and February 19, 2010, respectively, which allowed for a second extension of the maturity date to December 31, 2010.

Item 6.	Exhibits

No.	Exhibit

4.19	Second Amendment to Promissory Note issued December 17, 2009 from Platinum-Montaur

4.20	Second Amendment to Promissory Note issued February 19, 2009 from RBC Capital Markets

4.21	Second Amendment to Promissory Note issued February 19, 2010 from Samuels

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	November 15, 2010
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	November 15, 2010
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)