Form 10-K
period 2010-12-31
DAIS ANALYTIC CORP
filed 2011-03-31
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,665,810 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, the Registrant had 33,580,928 outstanding shares of its common stock, $0.01 par value.

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

Third Party Data

This Form 10K also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by us. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors”.

ITEM 1.	BUSINESS

Dais Analytic Corporation is a nano-structure polymer technology materials company that has developed and is commercializing applications using its materials. The first commercial product is called ConsERV™, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of Heating, Ventilation and Air Conditioning (HVAC) equipment. We are developing other nano-structure polymer technology applications including (i) “NanoAir”, a water based packaged heating and cooling system and (ii) “NanoClear”, a water clean-up process useful in the creation of potable water from sea, brackish or waste water. We further believe that our nano-structure polymer technology may be useful in developing an ultra-capacitor, a device that may be capable of greater energy density and power per pound than traditional capacitors or batteries.

Formation History

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

Products

ConsERV™

We currently have commercialized the ConsERV™ product. ConsERV™ is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ attaches onto existing HVAC systems, typically in commercial buildings, to provide ventilation within the structure. It pre-conditions the incoming air by passing through our nano-technology polymer which has been formed into a heat exchanger core . The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

Our ConsERV™ product is the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV™ is twice as effective in managing latent and sensible heat. We expect ConsERV™ to continue to be our focused commercial product through 2011 with a growing emphasis on moving components of NanoAir technologies towards commercialization.

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

Achieving increased sales revenue growth from our ConsERV™ product is predicated on the success in seven key areas:

•	Achieving continued engineering or technological improvements in key materials to lower our ‘per unit’ cost structure.

•	Engineering of additional sizes and add-on components (such as coils, heaters, dampers, new fan options and controls) to ConsERV systems to meet market demands

•	Development of new core designs to meet broad spectrum of performance needs

•

Continuing to implement ‘Lean Manufacturing’ techniques for in-house assembly processes as well as monitoring existing outsourced manufacturing and assembly relationships that lower our ‘per unit’ cost structure.

•

Securing additional depth in the sales channels including adding more independent sales representatives, supplying HVAC equipment manufacturers, as well as ERV Original Equipment Manufacturers (“OEM”) (or Licensees), with presence in existing and evolving sales channels as our customers or partners to sell worldwide “in-country or region”.

•	Recruiting and retaining the necessary people and infrastructure to support sales growth of ConsERV™ and other products as they are introduced into their respective sales channels.

•	Access to sufficient working capital in a timely manner for the necessary steps outlined above to continue without interruption.

We are devoting varying amounts of time to other uses of our nano-structured products in ways which are not disruptive to the key ConsERV™ effort. To date, only small revenues have been generated from these non-ConsERV™ related applications.

[1]	Air-Conditioning, Heating, and Refrigeration Institute (AHRI) – May 2008 test results. This study is publicly available and was not prepared for our benefit or funded by us.

These product applications and activities include:

NanoAir™

Water Based packaged HVAC system or “NanoAir”: We expect this application would function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional refrigerant loop based heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. The Company received a grant of $681,322 from the US Department of Energy’s Advanced Research Projects Agency – Energy (ARPA-E) in September of 2010, and grant of $254,500 from Pasco County, Florida in December of 2010. Both grants are designed to assist us to get the NanoAir family of products into commercialization sooner.

NanoClear™

Water Clean-up or “NanoClear”: We expect that this application would function to remove quantities of salt and other impurities from water to produce potable water using an environmentally friendly design that would use less energy and be less expensive than most other current methods. We have developed a series of functional demonstration units which highlight the basics of how this system works using the Company’s nano-structured materials to produce potable water from a number of types of contaminated water streams. The information accumulated from the demonstration units is being used as the basis for the product’s next planned inflexion point: the buildup of a 10m3 (approximately 26,500 gallons of clean water per day) pilot plant projected to be set up at a local County waste water treatment facility. The NanoClear product is currently in beta stage where it is to undergo further testing and scaling.

NanoCap™

Ultra-capacitor: Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy similar to a battery with projected increases in energy density and lifetimes. We believe the key application for such a device would be in transportation. We have not invested significant resources to date in the development of this product.

Detailed information including development stage and estimated funding and time to market follows:

Application	Current Stage	Estimated Funding Required Commercialize	Estimated Time to Market (post funding)

Energy Recovery Ventilation (ConsERV) – An energy efficient process that exchanges heat and humidity between incoming and outgoing airstreams to increase fresh air within commercial and residential facilities

	Varied - Additional components to meet market demand are necessary	$1.9 Million	Commercial

Water Clean – up (NanoClear) – A process using a low temperature, low pressure approach to process brackish, salt, and waste water into potable water.	1st Stage Beta	$3.0 Million	6 – 48 months

Advanced Heating, Ventilating, and Air Conditioning (NanoAir) – A process using the nano – technology materials to create an advanced heating, ventilating, and air – conditioning system.	1st Stage Beta	$4.0 Million	6 – 48 months

Ultracapacitor – if fully developed, may have a greater energy density and power per pound than traditional capacitors or the batteries on the market today.	Base materials testing underway by third party to confirm the effectiveness of the Company’s materials in the application. Current activities are moving us closer to the optimization of materials.	$500,000	—	[2]

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

Patents

We own the rights to seven U.S. patents, three pending U.S. patent applications, and four Patent Cooperation Treaty (“PCT”) applications. National stage applications based on one of the PCT application have been filed in the U.S., China, Hong Kong and Europe. In addition, we co-own two PCT applications with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on one of the co-owned PCT applications have been filed in the U.S., China, Hong Kong and Europe, and a National stage application based on the other co-owned PCT application has been filed in the U.S. and China. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

•

Selectivity: Based on our research, we believe that when the polymer is made there are small channels created that are 5 to 30 nanometers in diameter. There are two types of these channels: hydrophilic (water permeable), and hydrophobic (water impermeable). The channels can be chemically tuned to be selective for the ions or molecules they transfer. The selectivity of the polymer can be adjusted to efficiently transfer water molecules from one face to the other using these channels.

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

The molecular selectivity, transfer rate and surface coating properties, coupled with our ability to produce the nano-structured materials at what we believe is an affordable price, distinguishes our technology and value-added products. By incorporating our nano-structured materials into existing products, we strive to address current real-

[2]	Estimated time to market (post funding) for the Ultracapacitor cannot be determined at this time because it is subject to completion of materials testing.

world market needs by offering what we believe to be higher efficiencies and improved price performance. For example, there are other energy recovery mechanisms available for HVAC that use coated paper or desiccant technology instead of our highly efficient nano-structured polymer materials.

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

Polymer Membrane

Commercially available polymer resin in flake form and industrial grade solvents are mixed together using a proprietary process involving heat, industrial mixers, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting polymer resins into a liquid material which we believe gives the attribute of being selective in what molecules it will allow through the plastic, which includes water molecules. This process, called ‘sulfonation’, is done at facilities around the world known as Toll Houses. These are firms which specialize in making small lot (by industry standards) runs of specialty chemicals.

Plastic Based Sheet Good

A thin coating of the liquid polymer material is applied on one side of the sheet good by a ‘tape casting’ firm of which there are many in the United States. The coated sheet good is heated to rapidly dry the liquid material thus bonding the polymer solution and rolled sheet good together. The resulting ‘modified sheet good’ is then re-coiled into rolls and shipped to us. Currently one vendor provides this to us. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above the Company is actively working on this project to lower its exposure.

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

Completion

For the complete ConsERV™ system, one or more cores are placed inside of aluminum or steel boxes built by a vendor or us. The box may or may not also be fitted with an electric motor, fan, electric relay, and electrical disconnect. Inclusion or exclusion of the electric motor and fan is dictated by the customers’ needs and current HVAC system. Once outfitted with cores, the product is complete. We have no long term contractual relationships with firms providing the aluminum or steel parts used to build the box, the motors, the fans, the relays, or the electrical disconnects.

Licensing

While we have earned licensing revenue under agreements licensing our technology in the past, we may not receive any material revenue from these agreements in the near or foreseeable future.

Research and Development

The Company has spent approximately $338,000 (gross) and $6,600 on research and development during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company received $99,000 to offset the cost of research and development expenses as it relates to a project that is funded by grants from Pasco County and the Department of Energy, American Economic Investment and Recovery Act.

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

Genertec America, Inc (“Genertec”)

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April, 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. As of December 31, 2010, the Company has $406,356 in accounts receivable and $500,000 in deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement. The Company is currently meeting with Genertec to resolve the payment of the receivable and expects that the amounts will be collected.

In April 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec with a value of up to approximately $48 million U.S. Dollars over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from Genertec in the amount as agreed to by the parties on or before April 13, 2010. As of the date of this filing, the Company has received the required letter of credit from Genertec. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are summarized above and more fully disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009. For the year ended December 31, 2010, the Company has sold one unit under this agreement and recognized $300,000 in revenue which has been billed and $254,000 of which has been collected. The Company expects the remainder of the $300,000 receivable to be collected in 2011.

ConsERV™ – Sales and Marketing Strategies

We market our ConsERV™ product in North America principally through alliances with local independent manufacturer representatives. We currently have 39 independent commercial sales representatives in various locations throughout North America selling the ConsERV™ product. We intend to increase the number of commercial independent sales representatives to more than 70 to properly cover the North American commercial sales territory. We are also working to secure ongoing relationships with other leading industry HVAC manufacturers and other ERV manufacturers. Other potential and targeted sales channels for the ConsERV™ product are energy service companies and HVAC product distributorships. We continue to leverage our relationship with EPRI and a group of 16 utility companies (consisting of EPRI members and some of our minority shareholders) into expected sources of future product sales through the introduction of demand reduction incentives. As interest has grown in ConsERV – and growth begins in NanoAir – we have decided to bring in an HVAC industry veteran to oversee the sales and marketing of ConsERV as well as to prepare to integrate the NanoAir applications as they come available for commercialization. In January 2010, the Company hired a new Vice President of Sales and Marketing who possesses 25 years of experience in the HVAC industry. Additionally this growth found our manufacturing efforts in need of bolstering. In June 2010 we hired a General Manager of Operations and Manufacturing (LEAN certified, 18 plus years of experience in growing running, and optimizing manufacturing organization to run the manufacturing effort, and to plan for the Company’s projected future manufacturing/assembly expansion.

Future Products – Sales and Marketing Strategies

Our intended sales and marketing strategy will require us to create alliances with companies having strong, existing channel presence in the target industries. We intend to bring industry seasoned executive talent into the Company at the appropriate time to influence the product’s feature set, and to then to establish and grow the market development and revenue generation of the NanoAir, and NanoClear product. We believe working with OEM’s who are industry leaders during development allows us to better address the market’s needs and possibly accelerate the time to market cycle.

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

We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire and AirXchange.
NanoClear	Dow, Siemens, GE
NanoAir	AAON, Trane, Carrier, York, Hier, Mitsubishi, LG
Ultracapacitor	Maxwell, Ioxus, B&D

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

Intellectual Property

As stated above, we have seven granted U.S. patents, including patents covering the composition and structure of a family of ion conducting polymers and membranes and applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the “Risk Factors” Section of this Annual Report. A list of our existing patents follows:

1.	Patent No. 6,841,601– Cross-linked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and expires March 12, 2022.

2.	Patent No. 6,413,298 – Water and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and expires July 27, 2020.

3.	Patent No. 6,383,391 – Water and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and expires on July 27, 2020.

4.	Patent No. 6,110,616 – Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and expires on January 29, 2018.

5.	Patent No. 5,679,482 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1997 and expires on October 20, 2014.

6.	Patent No. 5,468,574 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1995 and expires on May 22, 2014.

7.	Patent No. 7,179,860 – Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and expires on March 11, 2022.

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

Government Regulation

We do not believe the sale, installation or use of our nano-structured products will be subject to any government regulation, other than perhaps adherence to building codes, military specifications, and water safety regulations governing products used in HVAC, military clothing, immersion coatings, and water treatment and desalination. We do not believe that the cost of complying with such codes and regulations, to the extent applicable to our products, will be prohibitive.

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

Employees

As of December 31, 2010, we employed 22 full-time employees and one part time employee in our Odessa, Florida facility. Of the 23 employees we have 6 technicians, 2 product managers, 1 polymer chemist, 1 polymer engineer, 4 engineers, 1 Chief Technology Officer Development , 1 General Manager of Operations, 2 administrative assistants, 2 administrators, 1 Vice President of Sales, 1 Chief Financial Officer and 1 President and Chief Executive Officer. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Notes to our financial statements for the fiscal year ended December 31, 2010, included elsewhere in this filing.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. This going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

Unless we raise additional funds, either through the sale of equity securities or one or more collaborative arrangements, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise.

When due, we may be unable to repay or secure an extension on the $1,620,000 in unsecured promissory notes outstanding as of the date hereof. If we are unable to reach an agreement with our note holders, the note holders could foreclose on our assets, which ultimately could require us to curtail or cease our operations.

The Company does not currently have and does not expect to attain adequate funds for repayment of these notes from its current operations. Although the Company intends to continue to finance its operations, including the repayment of these unsecured notes, primarily through private sales of debt and equity securities, it may not be able to secure additional financing to repay the notes on acceptable terms, if at all. Further, many of these notes contain a limitation on the amount of debt the Company can incur prior to repayment of the note. Hence, unless the note holders waive the debt limit we may not be able to avail ourselves of sufficient financing should it be available. Further one of these notes provides the holder with the option of participating in any additional financing we may undertake which could substantially dilute existing shareholders. If we are unable to secure financing to repay the notes we will seek to re-negotiate the notes. However, there is no guarantee that all note holders will accept any offer we may make and some or all of the note holders may request additional concessions from the Company for any accommodation we do secure. Any such additional consideration would likely be offered to all such note holders. Any terms we may be able to secure may not be favorable to the Company. Unfavorable terms would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing sufficient to pay the notes prior to the maturity date and we are not able to renegotiate the terms of the notes the note holders will have the option to either foreclose, which would have material adverse consequences on our business operations, financial condition, results of operations and cash flows and possibly result in the failure of our business.

We may lose all our patents and patent applications if we are unable to repay or convert the principal and interest on the outstanding $1.5 million 10% interest secured convertible note we issued on March 22, 2011 when due.

We may not have adequate funds to repay the $1,500,000 10% convertible note currently outstanding when due and do not expect to attain adequate funds for repayment from operations. The note is secured by all of our patents and patent applications. Our success depends, to a significant extent, on the technology that is incorporated in our product and the underlying patents and patent applications securing this note. We intend to continue to finance our operations, including the repayment of this note, primarily through sales of debt and equity securities. We may not be able to secure additional financing to repay the note on acceptable terms, if at all. If we are not able to repay this note there is no guarantee that the note holder will accept any offer we may make with regard to extending or converting this note. Further, the note holder may request additional concessions from us in return for extending or converting the note. Any re-negotiated terms we may be able to secure may not be favorable to us. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay this note, (ii) this note is not converted into shares of our common stock, or (iii) we are not able to renegotiate the terms of this convertible note, the note holder will have the option to foreclose on all of our patents and patent applications securing the notes, which would likely result in the failure of our business.

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future. If we fail to obtain additional financing we may be unable to execute our business plan and/or we may not continue as a going concern.

We have incurred substantial losses since we were funded in 1993 and have not achieved profitability in any year to date. We have developed a family of nano-structured polymers and processes and are now marketing our first product application, ConsERV™. We anticipate the other listed applications in this document may take at least 6 to 48 months to develop. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring the identified applications to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, executing to enter into strategic relationships, or selling materials or value-added components. Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units in 2011, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our accumulated deficit was $35,637,962 as of December 31, 2010. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability.

We financed our operations since inception primarily through private sales of its common and preferred stock, issuance of convertible promissory notes; issuance of unsecured promissory notes, cash received in connection with exercise of warrants, license fees and the sale of certain fuel cell assets in 2002. As of December 31, 2010, we had $1,745,019 of current assets.

Although we have filed a registration statement on Form S-1 with the SEC for a contemplated public offering of common stock for gross offering proceeds of up to fifteen million dollars, we have not entered into an underwriting agreement with the underwriting of the contemplated offering, MDB Capital Group LLC, and we may not be able to consummate a public offering at all.

Even if we are successful in raising additional equity capital to fund our operations, we will still be required to raise an additional substantial amount of capital in the future to fund our development initiatives and to achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:

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

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs and planned initiatives, to the extent necessary. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

The Company's CEO and CFO identified a material weakness in our internal controls over financial reporting relating to the accounting and disclosure for complex and non-standard common stock warrant transactions, which required the Company to restate its financial statements for the year ended December 31, 2009 as provided herein. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

We cannot provide assurance as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

•

as the majority of our assets are pledged to current debt holders, the failure to meet the terms and conditions of the debt instruments, or a failure to timely rearrange the current terms and conditions of the notes, if so required, will result in us having no access to our technology.

The recent economic downturn has affected, and is likely to continue to adversely affect, our operations and financial condition potentially impacting our ability to continue as a going concern.

The recent economic downturn has resulted in a reduction in new construction and less than favorable credit markets, both of which may adversely affect us. Certain vendors from which we currently secure parts for our ConsERV product have and may continue to either reduce or eliminate payment terms. Hence, more capital is required to secure parts necessary to produce our products. In addition, our products are often incorporated in new construction which has experienced a decided down turn in project starts over the past year and such trend is expected for 2011. Although the portion of new construction most affected is home sales, which represents a minority of our sales, commercial construction has also experienced a reduction in starts with some projects being delayed and possibly eliminated. If the commercial construction market stagnates or decreases in volume or project size, our operations and financial condition could be negatively impacted. Expenditures under the United States economic stimulus plan appear to have targeted energy products. ConsERV™ may qualify under said program and we may potentially benefit from such program. However, when and if we will experience any increase in sales or investment due to this program is uncertain. As noted above, we intend to continue to finance operations, including the repayment of all outstanding debt, including but not limited to the convertible secured note and unsecured promissory notes, primarily through sales of debt and equity securities. In light of the recent economic downturn we may not be able to secure additional financing on acceptable terms, if at all. Unfavorable terms for a financing transaction would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing our business may fail.

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

Our ConsERV™ product is built in growing volumes. Our ability to achieve commercial production of that product is subject to significant uncertainties, including: completion of necessary product automation, developing experience in manufacturing and assembly on a large commercial scale; assuring the availability of raw materials and key component parts from third party suppliers; and developing effective means of marketing and selling our product.

We are in the process of assembling our ConsERV™ product at our facility in Odessa, Florida with overflow being produced by outsourced firms, which limits our capital outlay. Initial production costs of this product line are high with no or a lower than desired profit margin. As a result, we believe we will need to reduce unit production costs, including the nano-structured materials themselves made to our specifications by third parties, over time in order to offer our products at a profitable basis on a commercial scale. Our ability to achieve cost reductions in all areas of nano-structured materials and value added products depends on entering into suitable manufacturing relationships with component suppliers, as well as increasing sales volumes so that we can achieve economies of scale. A failure to achieve a lower cost structure through economies of scale and improvements in engineering and manufacturing in a timely manner would have a material adverse effect on our business and financial results. There can be no assurance that we will obtain higher production levels or that the anticipated sales prices of our products will ever allow an adequate profit margin.

We may not be able to meet our product development and commercialization milestones.

We have established internal product and commercialization milestones and dates for achieving development goals related to technology and design improvements of our products. To achieve these milestones we must complete substantial additional research, development and testing of our products and technologies. Except for our ConsERV product, we anticipate that it will take at least 6 to 48 months from financing to develop and ready for scaled production our other products. Product development and testing are subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones. Our business strategy depends on acceptance by key market participants and end-users of our products.

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

Our nano-structured materials and associated applications need to undergo extensive testing before becoming commercial products. Consequently, the commercialization of our products could be delayed significantly or rendered impractical. Moreover, much of the commercial process testing will be dependent on the efforts of others. Any failure in a manufacturing step or an assembly process may render a given application or our nano-structured material(s) unsuitable or impractical for commercialization. Testing and required development of the manufacturing process will require the expenditure of funds and take time and effort.

We have not devoted any significant resources towards the marketing and sale of our products, we expect to face intense competition in the markets in which we do business, and expect to rely, to a significant extent, on the marketing and sales efforts of third parties that we do not control.

To date, we primarily focused on the sale of the ConsERV™ and, while we have sold increasing quantities of our products, even by adding staff experienced in the industry we continue to experience a learning curve in the marketing and sale of products on a commercial basis. We expect that the marketing and sale of the ConsERV product will continue to be conducted by a combination of independent manufactures representatives, third-party strategic partners, distributors, or OEMs. Consequently, commercial success of our products will be dependent largely on the efforts of others. We intend to enter into additional strategic marketing and distribution agreements or other collaborative relationships to market and sell our nano-structured materials and value added product. However, we may not be able to identify or establish appropriate relationships in the future. Even if we enter into these types of relationships, we cannot assure you that the distributors or OEMs with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. In addition, our chosen third-party distributors or OEMs may require us to provide volume price discounts and other allowances, customize our products or provide other concessions which could reduce the potential profitability of these relationships. To the extent any strategic relationships that we establish are exclusive, we may not be able to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and, to the extent we enter into such relationships, the failure of our distributors and other third parties in assisting us with the marketing and distribution of our products may adversely affect our financial condition and results of operations.

We will face intense competition in the markets for our product applications for our nano-structured materials and value-added products made from these materials. We will compete directly with currently available products, some of which may be less expensive. The companies that make these other products may have established sales relationships and more name-brand recognition in the market than we do. In addition, some of those companies may have significantly greater financial, marketing, manufacturing and other resources.

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

We currently have seven United States patents, ten patent applications and co-own six patent applications, some of which apply to the composition and structure of a family of ion conducting polymers and membranes. These patents and patent applications often make reference to applications for, and in some instances, are application patents relating to materials we are developing. Our patent applications may or may not mature into issued patents.

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

Members of any scientific advisory board we had in the past or may have in the future have been or may be employed by entities other than us, some of which may compete with us. While we intend to enter into non-competition agreements with our scientific advisors, if any of them were to consult with or become employed by any of our competitors, our business could be negatively affected.

We have entered into agreements with various third parties that may affect our intellectual property rights.

We have entered into agreements with various third parties in connection with the development of various applications for our technology. Those agreements generally provide for the third party to own any resulting intellectual property rights and often provide for the grant of a license to us relating to those rights. We cannot assure you that the terms of any such licenses will not limit our ability to apply such rights to specific applications in competition with the relevant third party, which may adversely affect our business.

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

We currently offer and expect to continue to offer a warranty with respect to our ConsERV™ product and we expect to offer a warranty with each of our future product applications. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

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

Our future success depends, to a significant extent, on the continued service of our executive officers and other key technical, sales and senior management personnel and their ability to execute our growth strategy, all of whom have non-compete agreements with us which may not withstand court review if litigation were to occur. The loss of the services of any of our senior level management or other key employees could harm our business. Our future performance will depend, in part, on our ability to retain management personnel and for our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our business. Any dissent among executive officers could impair our ability to make strategic decisions.

We have, when required, reduced the salaries of our employees. Such salary reductions may have an adverse effect on our ability to retain key employees.

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

Our revenue and operating results may fluctuate significantly as a result of factors outside of our control, which could cause the value of our business to decline.

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

We expect to make significant investments in all areas of our business, particularly in research and product development and in expanding in-house or outsourced manufacturing capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the early stages of commercializing the ConsERV™ application and anticipate that it will take at least an additional 6 to 48 months from financing to develop our other products for commercial sales, we expect our order flow to be uneven from period to period.

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

Risks Related to Investment in Our Securities

Our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock.

We plan to apply for listing of our common stock on the American Stock Exchange, which we expect to occur on or immediately following the date of the prospectus related to of the Form S-1 offering. At present, we do not meet the standards of the American Stock Exchange. No assurance can be given that our application will be approved. If the application is not approved, we will not complete the offering and the shares of our common stock will continue to be traded on the OTC Bulletin Board.

Our common stock has been quoted on the Pink OTC Markets, Inc.’s Pink Sheets since November 15, 2005 and the Over the Counter Bulletin Board since November 24, 2008. The market price of our common stock has been and will likely continue to be subject to fluctuations. In addition, the stock market in general and the market for technology companies in particular, have from time to time experienced significant price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may cause our common stock to materially decline, regardless of our operating performance. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility. In the past, following periods of volatility in the stock market and the market price of a particular company’s securities, securities class action litigation has often been instituted against that company. Litigation of this type could result in substantial legal fees and other costs, potential liabilities and a diversion of management’s attention and resources.

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

As of March 23, 2011, our directors and officers, as a group, beneficially own approximately 32.9 % of our outstanding common stock, including shares of common stock issuable upon exercise of warrants and options they hold. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations.

There is no guarantee that our shares will be listed on the American Stock Exchange.

On or immediately following the effectuation of the Company’s Form S-1 registration statement filed on February 14, 2011, we will apply to have our common stock listed on American Stock Exchange. We believe we will satisfy the listings requirements of the AMEX. Such listing, however, is not guaranteed. If the application is not approved, we will not complete the offering and the shares of our common stock will continue to be traded on the OTC Bulletin Board. Even if such listing is approved, we may not be able to meet the requirements for continued listing and there may not be any broker interested in making a market for our stock. Therefore, it may be difficult for investors to sell shares of our common stock if desired or needed. The underwriter of our potential offering, MDB Capital Group, LLC, is not obligated to make a market in our securities and even if it chooses to do so it can discontinue at anytime without notice. It is possible that an active and liquid trading market in our securities may never develop or, if one does develop, that the market will continue.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. It is a condition to the closing of the Form S-1 offering that we be listed on the American Stock Exchange but we cannot be assured that we will be able to meet the requirements for continued listing going forward.

Our common stock is currently quoted on the OTC:BB under the symbol “DLYT.” However, currently there is not an active trading market for our common stock, meaning that the number of persons interested in purchasing shares of our common stock at or near ask prices at any given time may be relatively small or non-existent, and there can be no assurance that an active trading market may ever develop or, if developed, that it will be maintained. There are a number of factors that contribute to this situation, including, without limitation, the fact that we are a small development-stage company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of shares of our common stock until such time we become more seasoned and viable.

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

Shareholders, including but not limited to those who hold shares as a result of the exercise or conversion of our convertible securities and warrants, may have difficulty reselling shares of our common stock, either at or above the price paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, and as noted below, our shares are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Although we anticipate the offering price of our common stock in our Form S-1 offering will be greater than that of a “penny stock” it is possible that the market price could fall, and thus we would again be subject to the “penny stock” rules. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

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

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 33,323,715 shares of our common stock outstanding as of March 23, 2011, approximately 20,602,096 shares are held by non-“affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease a 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556. We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Timothy N. Tangredi, has a controlling financial interest.

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days’ written notice from either party. The current monthly rent is $3,800. We also pay all taxes and utilities as well as most repairs relating to our office. Most of the Company functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development, and product assembly and shipping. Key polymer synthesis and casting is out-sourced and not done at this facility. We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings. In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
For the year ending December 31, 2010:
First Quarter	$0.44	$0.20
Second Quarter	$0.66	$0.23
Third Quarter	$0.40	$0.27
Fourth Quarter	$0.37	$0.24

For the year ending December 31, 2009:
First Quarter	$0.20	$0.08
Second Quarter	$0.19	$0.13
Third Quarter	$0.26	$0.10
Fourth Quarter	$0.95	$0.22

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 17961 Hunting Bow Circle, Suite 102, Lutz, Florida 33558, telephone (813) 235-4490.

Holders

As of December 31, 2010 there were approximately 189 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and the 2009 Long-Term Incentive Plan (the 2009 Plan”) under which our securities are authorized for issuance as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	14,947,757	$0.25	12,040,000

In June 2000 and November 2009, our board of directors adopted, and our shareholders approved, the 2000 Plan and 2009 Plan; respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees of the Company. Certain awards under the Plans may be subject to performance conditions.

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

RECENT SALES OF UNREGISTERED SECURITIES

We issued securities and reported these issuances, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in our Forms 10-Q for the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010. For the quarter ended December 31, 2010, we issued the following securities without registration under the “Securities Act”, pursuant to exemption from registration under Section 4(2) and Regulation D of the Securities Act:

On November 4, 2010 an investor elected to convert the balance of its 9% secured convertible note in the amount of $100,000 into 625,384 shares of Company’s Common Stock. The Common Stock was issued pursuant to exemption from registration under Section 3(a)9 of the Securities Act. The investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $0.75 per share in consideration for converting its 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events.

On November 4, 2010, the Company issued 100,000 shares of Common Stock valued at $36,000 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

On November 4, 2010, the Company issued 375,000 shares of Common Stock valued at $150,000 for services to be provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

On December 27, 2010, one investor elected to apply all of the proceeds due and payable under the $250,000 Note, including all accrued interest, to the purchase of our common stock. Pursuant to this transaction, the investors subscribed for and received 1,052,950 shares of common stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $273,767 (the principal amount and related accrued interest under the note). The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

On December 30, 2010, one investor elected to apply all of the proceeds due and payable under the $300,000 Note, including all accrued interest, to purchase the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and purchased 1,268,472 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $329,402. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2010.

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

The initial product focus of the Company is ConsERV, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV products.We also have new product applications in various developmental stages. We believe that three of these additional product applications, including an advanced air conditioning system which is projected to use less energy and emit fewer emissions than most current HVAC equipment, a water clean-up process that may be useful in the creation of potable water from sea, brackish or waste water and an electrical energy storage device, may be brought to market in the foreseeable future if we receive adequate capital funding.

We expect ConsERV™ to continue to be our focused commercial product through 2011 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in largely commercial HVAC markets with a small amount of revenue coming from residential sales to consumers and HVAC distributors. Sales channels for our ConsERV™ products include OEMs, distributors, retailers, and consumers. We also occasionally license our technology to strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our near term revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (iv) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences). In addition, the Company and its independent sales representative sales force will work to secure orders for ConsERV™ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,
	2010	2009
Revenues	$3,342,468	$1,531,215
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$2,290,041	$1,071,098
Percentage of revenues	68.5. %	70.0%

Research and development expenses, net grant revenue	$238,182	$6,600
Percentage of revenues	7.1%	.4%

Selling, general and administrative expenses	$2,693,092	$3,217,992
Percentage of revenues	80.6%	210.2%

Interest expense	$209,550	$621,574
Percentage of revenues	6.3%	40.6%

Change in fair value of warrant liability	$(618,801)	$3,731,694
Percentage of revenues	18.5%	243.7%

Net loss	$(1,433,593)	$(7,117,076)
Percentage of revenues	(42.9)%	(464.8)%

DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

REVENUES: Total revenues for the year ended December 31, 2010 and 2009 were $3,342,468 and $1,531,215 respectively, an increase of $1,811,253, or 118.3%. The increase in revenues for 2010 is primarily attributable to the Company increasing the sales price by 6% on the ConsERV products, introducing new products (C-series and semi-custom units) to the ConsERV line, generating additional sales in new price categories and an increase in the number and size of its sales transactions in 2010 compared to 2009. The Company also attributes the sales increase to a realignment of and an increase in the number of its independent sales representatives. During the year ended December 31, 2010 and 2009, seven and five customers accounted for approximately 61% and 66% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold was $2,290,041 and $1,071,098 or 68.5% and 70.0% of revenues for the years ended December 31, 2010 and 2009, respectively. The increase in 2010 of $1,218,943 is primarily due an increase in sales. Gross profit margin increased from 30% in 2009 to 31.4% in 2010. The increase in the gross profit margin was due to a decrease in the cost of materials due to improved production processes, volume pricing and new suppliers. The Company also was able to reduce labor costs by approximately 10% through the implementation of lean manufacturing and QRM processes. The effect of these cost savings that were achieved through these measures was partially offset by an increase in contract labor of approximately $80,000 and an overall increase in freight costs by approximately $100,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $2,693,092 for the year ended December 31, 2010, compared to $3,217,992 for the year ended December 31, 2009, a decrease of $524,900 or 16.3%. This decrease is primarily due to a decrease in stock based compensation of approximately $785,000 which was partially offset by an increase in professional fees of approximately $174,000 which was due to hiring an investor relations firm in 2010 and additional consultants. The Company also had an increase in payroll expenses of approximately $106,700 for the addition of two new employees in management.

INTEREST EXPENSE: Interest expense was $209,550 for the year ended December 31, 2010 compared to $621,574 for the same period of 2009, a decrease of $412,024 or 66.3%. During the year ended December 31, 2009, interest expense was primarily related to convertible notes issued from December 2007 to January 2008, and comprised of approximately $172,000 of stated interest expense on the notes, approximately $413,000 in expense relating to warrants issued to induce conversion of principal and $30,100 in expense related to the amortization of the discount and embedded beneficial conversion feature. The decrease in interest expense is due to the fact that the beneficial conversion feature and discount on the notes payable became fully amortized in January 2009 and the convertible debt has been reduced by $275,000 in 2010.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $4,350,495 for the year ended December 31, 2010 to income of ($618,801) from expense of $3,731,694 in the prior year due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 12 in the Financial Statements for further explanation.

NET LOSS: Net loss for the year ended December 31, 2010 decreased by $5,683,483 to $1,433,593 from $7,117,076 for the year ended December 31, 2009. The decrease in net loss is primarily due to the increases in sales and the change in fair value of the warrant liability net of decreases in interest expense and selling, general and administrative expenses.

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

We have filed a registration statement on Form S-1 with the SEC for a contemplated public offering of common stock for gross proceeds of up to fifteen million dollars. We have engaged MDB Capital Group LLC to be the underwriter of this public offering. However, we have not entered into an underwriting agreement with MDB Capital Group LLC, and we may not be able to consummate a public offering. As disclosed in our registration statement, we intend to use the proceeds of the public offering for working capital, general corporate purposes and repayment of certain outstanding indebtedness.

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

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the

Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All accrued interest and principal related to the three Convertible Notes, $289,600 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of Company’s common stock. During the year ended December 31, 2010, $75,000 of the outstanding balance was repaid and $75,000 was converted into 325,000 shares of common stock.

As of December 31, 2010, $50,000 of principal on the Convertible Notes was outstanding, in default and due and payable in full. On March 23, 2011 this note was paid in full by Company. As of the date of this filing all Convertible Notes issued under the Financing have been paid in full or converted.

In July 2009, we secured a loan of $300,000 from an investor. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. On December 30, 2010, the investor elected to apply all of the proceeds due and payable under the Note, including all accrued interest, to purchase the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and purchased 1,268,472 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $329,803.

In December 2009, we secured a loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010 the note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“2011 Convertible Note”, collectively “Exchange Agreements”) with the this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, extend the term to March 22, 2012. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be paid on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the “2011 Convertible Note” which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011 and is incorporated by reference to this annual report on Form 10K), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into Amendment to 2007 Warrant and Amendment to 2009 Warrant to extend the terms of the Stock Purchase Warrant, dated on or about December 31, 2007, and Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued a Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the 2011 Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

Also, on March 22, 2011, the Company entered into a Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which will be secured in all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to the Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 will be paid on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money. On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016.

Pursuant to and during the term of the Secured Note, the Company will not issue or permit to exist any obligation for borrowed money, except for trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate indebtedness to, or unsecured and subordinate working capital guarantees provided by, the EXIM Bank, the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000, the Amended and Restated Convertible Promissory Note, dated March 22, 2011, issued to the Investor in the principal amount of $1,000,000 and other unsecured indebtedness for borrowed money in an amount not to exceed $750,000.

Pursuant to the Patent Security Agreement issued in connection with the Note and Warrant Purchase of March 22, 2011, the Company shall not, without the Investor’s prior consent, sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company will take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

In connection with such qualified offering, and subject to the terms and conditions of the Convertible Note, the Company will use reasonable efforts to include the Investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements, the Investor will not sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements.

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

On December 27, 2010, one of the investors elected to apply all of the proceeds due and payable under the $250,000 Note, including all accrued interest, to the purchase of our common stock. Pursuant to this transaction, the investors subscribed for and received 1,052,950 shares of common stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $273,767 (the principal amount and related accrued interest under the note).

The $620,000 note’s maturity date was extended to April 30, 2011.

At maturity, we may not be able to repay all or any of the outstanding notes when due without severely impacting our ability to continue operations and we may not be able to secure additional financing to repay the notes on acceptable terms, if at all. Should we be unable to repay or renegotiate the notes, as an alternative, management could attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. There is no guarantee that, if we should need to renegotiate these notes, any negotiated terms we may be able to secure would be favorable to the Company. Unfavorable terms, in either a financing transaction or a debt renegotiation, could adversely impact our business, financial condition and/or results of operations. Should we be unable to repay the loan and unsuccessful in securing additional financing or renegotiating the, $1.5 million dollar secured convertible note the holder would have the option to foreclose on all of our patents and patent applications which would likely result in the failure of our business.

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

We will be dependent upon our existing cash of $304,656 at December 31, 2010, the proceeds of our March 22, 2011 $1.5 million dollar secured convertible note issuance, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through September 2012. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010, the Company incurred a net loss of $1,433,593 and has incurred significant losses since inception. As of December 31, 2010, the Company has an accumulated deficit of $35,637,962, negative working capital of $2,861,488 and a stockholders’ deficit of $6,722,092. The Company used $1,180,848 and $818,378 of cash from operations during 2010 and 2009, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2010 was $304,656 compared to $1,085,628 as of December 31, 2009. Cash is primarily used to fund our working capital requirements.

As of December 31, 2010, the Company had an increase in working capital of $596,118, resulting in a working capital deficit of $2,861,488 compared to $2,265,370 of working capital deficit as of December 31, 2009. During the year ended 2010, we used approximately $1,180,800 of cash to fund our operations, approximately $100,000 to repay debt, and approximately $113,300 to purchase property and equipment. These uses of cash are partially offset by approximately $620,000 of proceeds received during 2010 in connection with the issuance of debt.

Net cash used in operating activities was approximately $1,180,800 for the year ended December 31, 2010 compared to approximately $818,000 for the same period in 2009. During the year ended December 31, 2010, we used additional cash to fund operating losses of approximately $1,879,000 and working capital requirements of approximately $2,861,500 compared to the same period in 2009.

Net cash used in investing activities was approximately $120,000 for the year ended December 31, 2010 compared to approximately $41,000 for the same period in 2009. During the year ended December 31, 2010, we used additional cash to purchase equipment.

Net cash provided by financing activities was approximately $520,000 for the year ended December 31, 2010 compared to approximately $1,918,000 for the same period in 2009. During the year ended December 31, 2010, we received net proceeds of $620,000 from the issuance of debt net of $100,000 of payments on notes payable.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

As of December 31, 2010, we have contractual obligations of $1,828,255 as indicated below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt	$1,670,674	$1,670,674	$—	$—
Purchase obligations	158,255	158,255	—	—

Total	$1,828,929	$1,828,929	$—	$—

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

The significant accounting policies followed are:

Revenue Recognition

Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. This policy applies to all of our customers, including Genertec America (a distribution agreement) and CAST Systems Control Technology Co. (an agreement for the purchase of specific goods).

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. Warranty costs have been immaterial; however, the Company has recorded an accrual of approximately $11,500 for future warranty expenses at December 31, 2010.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $82,000 and $84,000 from license agreements for the years ended December 31, 2010 and 2009, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived and intangible assets during the two-year period ended December 31, 2010.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Dividend rate	0%	0%
Risk free interest rate	1.96% – 3.68%	1.65% – 3.49%
Expected term	5 – 6.5 years	5 – 10 years
Expected volatility	97% – 112%	92% – 106%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the each of the years ended December 31, 2010 and 2009.

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

As of December 31, 2010, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Policies: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

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

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2010, such disclosure controls and procedures were not effective due to the material weakness identified by the Company’s CEO and CFO discussed below.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2010 based on such criteria for the reasons discussed below.

In the course of management’s evaluation, each of our Company's CEO and CFO considered the restatement of the financial statements presented in Part II, Items 6, 7 and 8, respectively, included in this Form 10-K and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard common stock warrant transactions. To address our Company's material weakness related to the accounting and disclosure for complex and non-standard stockholders' equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

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

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

On March 29, 2011, the Company concluded that the audited financial statements included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 30, 2010 for the year ended December 31, 2009 should no longer be relied upon.

The Company's CEO and CFO identified a material weakness in our internal controls over financial reporting relating to the accounting and disclosure for complex and non-standard common stock warrant transactions. The Company applied the guidance of Accounting Standards Codification 815-40 (ASC 815-40) and recorded a $618,801 gain on the fair value of the warrant liability for the year ended December 31, 2010. The warrants had been issued in December 2007, January 2008 and August 2008, in connection with convertible promissory notes and were originally accounted for as an equity instrument. Upon further review of the warrants, it was determined that these warrants were not indexed to the Company’s stock and therefore required derivative accounting treatment.

The Chief Executive Officer and the Financial Officer of the Company discussed with the registrant’s independent auditor, Cross, Fernandez & Riley, LLP. and determined that due to the materiality of the transaction, the Company should restate its financial statements included in Form 10K as filed on March 30, 2010, for the year ended December 31, 2009 to reflect the proper accounting treatment. The Company has included the restated financial statements for the year ended December 31, 2009 herein.

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

Name	Age	Position
Timothy N. Tangredi	55	President, Chief Executive Officer and Chairman of the Board of Directors
Scott G. Ehrenberg	57	Chief Technology Officer and Secretary
Judith C. Norstrud	42	Chief Financial Officer and Treasurer
David Longacre	52	Vice President – Sales and Marketing
Robert W. Schwartz	66	Director
Raymond Kazyaka Sr.	75	Director

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

Scott G. Ehrenberg, is a founder of the Company and has been our Chief Technology Officer since 1993 and Secretary since November 7, 2008. He has thirty years of experience developing along with others new materials and applications. These applications range from laser cutting systems, optical inspection technology, and new organic electronic packages for IBM to new polymer electrolytes for electrochemical and mass transport devices for the Company. His background includes 12 years at IBM plus two previous startups in the fields of electronic packaging and ultrasonic devices: a firm which became Tessera of San Jose, CA and Sono-Tek of Milton, NY. He has 14 issued patents with 6 more pending along with numerous technical papers and presentations. Mr. Ehrenberg received his bachelor of science from Pennsylvania State University in 1976.

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

David E. Longacre has been Vice President of Sales and Marketing since January 2010. His background includes over 25 years of experience in the Heating, Ventilation and Air Conditioning (HVAC) industry. His career started with York International as a Sales Engineer, progressing to a Zone Manager over 17 years. He worked as an independent manufactures representative for two years before joining Trane, where he was a Strategic Account Manager and Team Leader for five years. He then worked with Siemens Building Technologies as their Service Sales Manager for a district from 2005 through 2007, then became Branch Manager for Johnson Controls handling the profit and loss for both sales and operations during 2007 through 2009. Mr. Longacre received his BS in Commerce and Engineering from Drexel University in 1980. He is also a LEED AP.

Non-Employee Directors

Raymond Kazyaka Sr. was appointed to our board of directors in 1995. He is the President of RJK Tech Ltd. Since 2005. Mr. Kazyaka is the former President (1976-2004) and a co-founder of Wright Malta Corporation, which was founded in 1972. Wright Malta, liquidated in 2005, owned and operated the Malta Test Station, which had performed military product development for various governmental and commercial organizations. Mr. Kazyaka has also served as a consultant to the Canadian National Defense on facility noise abatement. Prior to founding Wright Malta, Mr. Kazyaka worked for General Electric as a rocket engine design engineer and a manager. Mr. Kazyaka holds several patents on rocket engine components and noise abatement systems, and is a senior member of the American Institute of Aeronautics and Astronautics. Mr. Kazyaka graduated from Union College with a degree in Mechanical Engineering in 1953.

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as one of its Managing Directors. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an American Stock Exchange listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products, Troy, NY). His earlier experience was with KPMG as a management consultant and with IBM. Mr. Schwartz received a Bachelor of Science from Cornell University in 1967 and attended graduate courses at the University of New York Albany. He currently serves on the boards of five corporations, including ours.

The Board members serve for the latter of a period of one year or until the next annual meeting of Company’s shareholders.

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

Director Independence

The OTC Bulletin Board does not have rules regarding director independence. We expect to apply for listing of our common stock on American Stock Exchange on or soon after the date of the final prospectus in connection with the offering described in our S-1 filing of February 14, 2011. Therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the American Stock Exchange. On the basis of information solicited from each director, the board has determined that Raymond Kazyaka Sr. and Robert W. Schwartz have no material relationship with the Company and is independent within the meaning of such rules. In making this determination, the board evaluated responses to a questionnaire completed by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management At present, we do not have audit or compensation committees established. It is our intention on the closing of the above described offering to add new outside Board members, and establish at a minimum an audit and compensation committee.

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors has not adopted any committees to the board of directors. Our board of directors held ten formal meeting during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2010 and 2009. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman of the Board of Directors(1)

	2010	$170,000	—	—	$95,869	—	—	—	$265,869
	2009	$170,000	—	—	$1,134,425	—	—	—	$1,304,425

Robert W. Brown Vice President of Marketing (3)	2009	$57,187	—	—	—	—	—	—	$57,187

David E. Longacre Vice President of Sales and Marketing	2010	$125,000	$10,000	—	$73,386	—	—	—	$208,386

Scott G. Ehrenberg, Chief Technology Officer and Secretary

	2010	$74,808	—	—	$89,877	—	—	—	$164,685
	2009	$67,100		—	—	—	—	—	$67,100

Judith C. Norstrud, Chief Financial Officer and Treasurer

	2010	$50,000	—	—	$35,951	—	—	—	$85,951
	2009	$13,447			$82,930				$96,377

(1)	Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2010 and 2009, Mr. Tangredi was paid $110,833 and $55,350, respectively and has accrued unpaid salary of $59,167 for 2010 and $114,650 for 2009. Additional accruals have been made for the years prior to 2009.
(2)	The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2010 and December 31, 2009, and thus include amounts from option awards granted in and prior to the indicated year. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2010 and December 31, 2009, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise. During the fiscal year ended December 31, 2010, there were 361,125 option award forfeitures related to service-based vesting conditions.
(3)	Mr. Brown’s employment with us terminated on July 6, 2010.

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

For each product for which the Company commences commercial sale or licensing during the term and receives more than $1 million of revenue during any 12 month period, Mr. Tangredi, in addition to any other compensation which he may receive under the agreement, shall be granted options to purchase a minimum of 10,000 shares of the Company’s common stock at an exercise price equal to either (i) the lower of: (a) $2.50 per share or (b) the fair market value per share of the stock on the date of grant as determined in good faith by the Compensation Committee of the Board of Directors, if the Company has not conducted an initial public offering prior to the date of grant (as hereinafter defined), or (ii) at an exercise price equal to 75% of the market price of the common stock, if the Company has completed an initial public offering of its common stock prior to the date of grant (with the market price to be the average of the closing sale prices during the five trading days immediately preceding the date of grant of the option). Such options, as well as any other options granted to Mr. Tangredi during the term of his employment, shall be granted under the Company’s then existing stock option plan, shall be immediately exercisable, have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event they shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers and significant employees, as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) Exercisable (b)		Number of securities underlying unexercised options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Timothy N. Tangredi (1)	825,000		0	0	$0.26	9/23/2014
	150,000		0	0	$0.10	5/10/2015
	120,000		0	0	$0.10	10/1/2015
	40,000		0	0	$0.30	5/2/2016
	110,000		0	0	$0.55	11/1/2016
	140,000		0	0	$0.55	2/20/2017
	300,000		0	0	$0.21	8/18/2017
	350,000		0	0	$0.21	1/30/2018
	3,000,000	*	0	0	$0.36	4/18/2013
	75,000		0	0	$0.30	8/4/2018
	100,000		0	0	$0.42	11/12/2019
	3,540,058		0	0	$0.42	11/12/2019
	400,000		0	0	$0.30	6/25/2020
* Warrant
Scott G. Ehrenberg (2)	140,000		0	0	$0.26	9/23/2014
	110,000		0	0	$0.10	5/10/2015
	80,000		0	0	$0.10	10/1/2015
	40,000		0	0	$0.55	11/1/2016
	120,000		0	0	$0.55	2/20/2017
	50,000		0	0	$0.21	8/18/2017
	250,000		0	0	$0.30	8/4/2018
	*250,000		0	0	$0.30	8/4/2013
	125,000		250,000	250,000	$0.30	6/25/2020

* Warrant

Judith C. Norstrud (3)	200,000		0	0	$0.45	10/15/2019
	50,000		100,000	100,000	$0.30	6/25/2020

David E. Longacre (4)	0		200,000	0	$0.28	1/20/2020
	0		100,000	0	$0.30	7/6/2020

(1)	The April 2008 warrant grant to Mr. Tangredi for 3,000,000 shares was made by the Board of Directors in recognition for Mr. Tangredi’s achievement of the following goals: negotiating conversion of the convertible notes issued in the Additional Financing, securing a release with respect to the consulting agreement with Gray Capital Partners, Inc., securing and closing upon the Financing. All stock options issued to Mr. Tangredi prior to December 31, 2009 were issued under the 2000 Plan. The remaining options were issued under the 2009 Plan.
(2)	All stock options issued to Mr. Ehrenberg prior to December 31, 2009 were issued under the 2000 Plan. The remaining options issued under the 2009 Plan.
(3)	All stock options issued to Ms. Norstrud prior to December 31, 2009 were issued under the 2000 Plan .The remaining options were issued under the 2009 Plan.
(4)	All stock options issued to Ms. Longacre were issued under the 2009 Plan.

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Raymond Kazyaka Sr., Director(1)	—	—	$127,034	—	—	—	$127,034
Robert W. Schwartz, Director(2)	—	—	$127,034	—	—	—	$127,034

(1)	At fiscal year end December 31, 2010, Mr. Kazyaka had 904,600 option awards outstanding and no stock awards outstanding.
(2)	At fiscal year end December 31, 2010, Mr. Schwartz had 874,600 option awards outstanding and no stock awards outstanding.

We do not have a plan pursuant to which our directors are compensated and directors do not receive cash compensation for their services on the Board of Directors although they do receive stock options as determined by the full board of directors. Timothy N. Tangredi, Raymond Kazyaka Sr. and Robert W. Schwartz were each granted an option on June 25, 2010 to purchase 400,000 shares of common stock at an exercise price of $0.30 per share, vesting immediately upon issuance and exercisable for a period of ten years. This option grant to Mr. Tangredi as a director is contained in the table summarizing grants made to our officers.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and our Long-Term Incentive Plan of 2009 (the “2009 Plan”) under which our securities are authorized for issuance as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	14,947,757	$.25	12,040,000
Equity compensation plans not approved by security holders	0	0	0

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

Applicable percentage ownership in the following table is based on approximately 33,306,215 shares of common stock outstanding as of January 31, 2011 plus, for each individual, any securities that individual has the right to acquire within 60 days of January 31, 2011.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1)	11,985,916	26.6%
David Longacre (Officer) (2)	66,667	.2
Scott G. Ehrenberg (3) (Officer)	1,789,467	5.1%
Judith Norstrud (Officer) (4)	350,000	.5%
Raymond Kazyaka Sr. (Director) (5)	1,029,600	3.0%
Robert W. Schwartz (Director) (6)	999,600	2.9%
Executive officers and directors as a group (7 persons)	16,221,250	32.9%
Brian A. Kelly 181C Hague Blvd. Glenmont, N.Y. 12077	2,254,085	6.8%
Michael Gostomski (7) 1666 Valley View Dr. Winnona, MN 55987	3,355,314	9.8%
Louis M. Jaffe (8) 1500 S. Ocean Blvd #5201 Boca Raton, FL 33432	3,631,646	10.5%
Marisa Stadmauer (9) 26 Columbia Turnpike Florham Park, NJ 07932	1,835,373	5.4%
Mark Nordlich (10) 152 West 575th St. 4th Floor New York, NY 10019	3,303,883	9.9%
Erick Richardson (11) 10900 Wilshire Blvd. Suite 500 Los Angeles, CA 90024	1,955,230	5.7
Leonard Samuels (12) 1011 Centennial Road Penn Valley, PA 19072	9,848,162	26.4%
Leah Kaplan Samuels (13) 1011 Centennial Road Penn Valley, PA 19072	3,629,696	10.6%

(1)	Includes 9,275,058 shares of common issuable upon exercise of stock options and warrants and 2,690,858 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 2,563,058 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.
(2)	Includes 66,667 shares of common stock issuable upon exercise of stock options
(3)	Includes 1,706,667 shares of common stock issuable upon the exercise of stock options and warrants and 41,400 shares beneficially owned by Mr. Ehrenberg’s wife, Linda Ehrenberg.
(4)	Includes 350,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 1,029,600 shares of common stock issuable upon exercise of stock options.
(6)	Includes 999,600 shares of common stock issuable upon exercise of stock options.
(7)	Includes 807,087 common shares issuable upon exercise of certain warrants.
(8)	Includes 666,500 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing to Louis M. Jaffe 2004 Intangible Asset Mgmt. TR U/A DTD 5/24/04 and 298,077 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. Also includes 1,817,061 shares held by the aforementioned trust, 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Jennifer Jaffe and 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Lara Jaffe Taylor. The natural person with voting power and investment power on behalf each of the aforementioned trusts is Louis M. Jaffe. Also includes 100,000 shares held by the Diana G. Jaffe Revocable Trust Dated 8/4/99 of which Diana G. Jaffe, Louis M. Jaffe’s wife, is the natural person with voting power and investment power on behalf of the trust and 250,000 shares of common stock issuable on exercise of a certain outstanding warrant issued to Louis M. Jaffe pursuant to a consulting agreement.
(9)	Includes 999,750 shares of common stock issuable upon exercise of warrants issued in connection with the Financing in the name of MSSRPS, LLC. The natural person with voting power and investment power on behalf of MSSRPS, LLC is Marisa Stadmauer.
(10)	Includes 3,238,204 shares of common stock and 65,679 shares issuable upon exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlich. Not included above are 7,933,321 shares of common stock issuable upon exercise of certain warrants and those shares underlying two certain convertible promissory notes. The warrants, as amended, may not be exercised and the notes may not be converted to the extent the shares resulting from such exercise, when aggregated with its other holdings, would result in Platinum Montaur Life Sciences, LLC holding in excess of 9.9% of all our common stock on a beneficially converted basis.

(11)	Includes 562,538 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing in the name of RP Capital LLC. Erick Richardson and Nimish Patel of Richardson & Patel LLP own RP Capital LLC. Also includes 375,000 shares of common stock and 392,308 shares of common stock issuable upon exercise of certain outstanding warrants held in the name of Richardson & Patel LLP. Erick Richardson is a partner at Richardson & Patel LLP. The natural person with voting and investment control over the shares held by these entities is Erick Richardson.
(12)	Includes 905,000 shares of common stock issuable upon exercise of certain outstanding warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Also includes 3,193,466 shares of common stock and 3,025,000 shares of common stock issuable upon exercise of certain outstanding warrants issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA.
(13)	Includes 905,000 shares of common stock issuable upon exercise of warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Company rents a building on a month to month basis from a related party which is wholly owned by two shareholders of the Company, one of which is Timothy N. Tangredi, our Chief Executive Officer. The base monthly rent expense is $3,800 per month. The Company also pays the taxes, insurance and some repairs on the building. For the year ending December 31, 2010 and 2009, the Company recorded $48,792 and $49,604, in rent expense to this related party, respectively.

On November 4, 2010, RP Capital elected to convert the balance of its 9% secured convertible note in the amount of $100,000 into 625,384 shares of our common stock. RP Capital also received an additional five-year warrant to purchase up to 62,538 shares of common stock, at an exercise price of $0.75 per share in consideration for converting its 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events.

On February 19, 2010, we obtained $620,000 of financing from RBC Capital Markets Corporation Custodian for Leonard Samuels IRA (“RBC”) in the form of an unsecured, interest-bearing note, due April 30, 2011 (the “Note”). The Note bears interest at 10% per annum. In connection with the loan, we granted RBC the right to participate in our subsequent financings until the maturity date (the “Right of Participation”). The Right of Participation entitles RBC the right to participate in subsequent financings up to the unpaid amount of the Note in such applicable subsequent financing. We agreed not to incur additional debt exceeding $500,000 during the Term of the Note without the note holder’s consent.

On February 19, 2010, we obtained $250,000 of financing from Leah-Kaplan and Leonard Samuels (“Samuels”) in the form of an unsecured, interest bearing note, payable in full one June 30, 2010 (the “Note”). The Note bears interest at 10% per annum. In connection with the loan, we granted Samuels the right to participate in our subsequent financings until the maturity date. On December 27, 2010, the holders elected to apply all of the proceeds due and payable under the Note, including all accrued interest, to purchase our common stock. Pursuant to this transaction, the Samuels subscribed for and purchased 1,052,950 shares of common stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $273,767 (the principal amount and related accrued interest under the note).

In December 2009, we secured a loan in the principal amount of $1,000,000 Platinum Montaur Life Sciences, L.L.C. (“Investor”). Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010 the note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“2011 Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, extend the term to March 22, 2012. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be paid on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000. In addition, on March 22, 2011, in connection with the above Exchange Agreements, the Company entered into an Amendment to 2007 Warrant and an Amendment to 2009 Warrant to extend the terms of the Stock Purchase Warrant, dated on or about December 31, 2007, and Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued a Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

Also, on March 22, 2011, the Company entered into a Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the above Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which will be secured in all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to the Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 will be paid on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money. On March 22, 2011, in connection with the Financing

Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2012. Pursuant to and during the term of the Secured Note, the Company will not issue or permit to exist any obligation for borrowed money, except for trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate indebtedness to, or unsecured and subordinate working capital guarantees provided by, the EXIM Bank, the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000, the Amended and Restated Convertible Promissory Note, dated March 22, 2011, issued to the Investor in the principal amount of $1,000,000 and other unsecured indebtedness for borrowed money in an amount not to exceed $750,000. Pursuant to the Patent Security Agreement issued in connection with the Note and Warrant Purchase of March 22, 2011, the Company shall not, without the Investor’s prior consent, sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company will take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

On November 23, 2009, Michael Stone elected to convert the interest accrued on his 9% secured convertible note in the amount of $34,027 into 170,137 shares of our common stock. The note was modified so as to end accrual of interest on November 20, 2009.

On October 9, 2009, Leonard and Leah Kaplan Samuels JTWROS and RBC Capital- Custodian for Leonard Samuels IRA elected to convert their 9% secured convertible notes and the related accrued interest in the amounts of $174,349 and $638,693 into 871,746 and 3,193,466 shares of our common stock, respectively. Said investors also received an additional five-year warrant to purchase up to 75,000 and 275,000 shares, respectively, of common stock, at an exercise price of $0.75 per share in consideration for converting their 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events.

On September 17, 2009, we entered into subscription agreements with Leonard and Leah Kaplan Samuels pursuant to which the investors purchased 800,000 shares of our common stock. As part of the purchase, the Samuels received a five year warrant to purchase 80,000 shares of Common Stock, at an exercise price of $0.75 per share. The aggregate gross proceeds received by us for the sale was $200,000. The warrants are immediately exercisable and subject to adjustment for standard anti-dilutions events.

On September 11, 2009, to evidence a loan, we issued Timothy N. Tangredi a promissory note in the principal amount of $124,000. The note is unsecured and bears a simple interest rate of 9% per annum. This note was paid in full prior to October 15, 2009.

On September 11, 2009, to evidence a loan, we issued a promissory note in the principal amount of $37,000 to Ethos Business Ventures, an entity in which our Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 9% per annum. This note was paid in full prior to October 15, 2009.

In July 2009, we secured a loan of $300,000 from Michael Gostomski. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate of seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. On December 30, 2010, the investor elected to apply all of the proceeds due and payable under the Note, including all accrued interest, to purchase the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and purchased 1,268,472 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $329,803.

On June 30, 2009, we entered into a subscription agreement with the Louis M. Jaffe 2004 Intangible Asset Trust U/A DTD 5/24/04 pursuant to which the trust purchased 596,154 shares of Company’s Common Stock and a five year warrant to purchase an additional 298,078 shares of Common Stock at an exercise price of $0.26 per share. The aggregate gross proceeds received by Company for this sale was $155,000. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution events.

On June 10, 2009, to evidence a loan, we issued a promissory note in the principal amount of $10,000 to Ethos Business Ventures, an entity in which our Chief Executive Officer holds a position. The note is unsecured and bears a simple interest rate of 9% per annum. The note was paid in full July of 2009.

On May 21, 2009, to evidence a loan, the Company issued its Chief Executive Officer a promissory note in the principal amount of $51,900. The note is unsecured and bears a simple interest rate of 9% per annum. The note was paid in full prior to July 31, 2009.

On April 30, 2009, the Company issued a five year warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.26 per share pursuant to Louis Jaffe pursuant to a consulting agreement. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution events.

On April 30, 2009, MSSRPS, Inc. elected to convert its 9% secured convertible note and the related accrued interest in the amounts of $167,125 into 835,623 shares of common stock. This investor also received an additional warrant to purchase up to 249,750 shares of common stock at an exercise price of $0.25 per share in consideration for converting its 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events.

On April 6, 2009 the Louis M. Jaffe 2004 Intangible Asset Trust U/A DTD 5/24/04 elected to convert its 9% secured convertible notes and the related accrued interest in the amounts of $110,849 into 554,247 shares of common stock. This investor also received an additional warrant to purchase up to 166,500 shares of common stock at an exercise price of $0.25 per share in consideration for converting its 9% secured convertible note. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events.

On March 9, 2009, we entered into a subscription agreement Michael Gostomski pursuant to which Mr. Gostomski purchased 576,923 shares of common stock and a five year warrant to purchase an additional 288,462 shares of common stock at an exercise price of $0.26 per share. The aggregate gross proceeds received by us for this sale was $150,000. The warrant is immediately exercisable and subject to adjustment for standard anti-dilutions events.

On February 16, 2009, and March 12, 2009, Michael Gostomski and Platinum Montaur Life Sciences, L.L.C.; respectively, elected to convert their 9% secured convertible notes and the related accrued interest in the amounts of $83,007 and $664,948 into 415,038 and 3,324,740 shares of common stock, respectively. Such investors also received an additional warrant to purchase up to 124,875 and 999,000 shares of common stock, respectively, at an exercise price of $0.25 per share in consideration for converting their 9% secured convertible note. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution events.

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

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2010 and 2009 was $43,000 and $40,000, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

Aggregate other fees billed for the year ended December 31, 2010 and 2009 was $8,047 and $4,000, respectively for general consulting services related to the filing of our registration statements and other general questions.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993 (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997 (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998 (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999 (Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000 (Incorporated by reference to Exhibit 3.5 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000 (Incorporated by reference to Exhibit 3.6 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007 (Incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008 (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.9	Bylaws of The Dais Corporation (Incorporated by reference to Exhibit 3.9 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.10	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 17,2009 (Incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF 14A as filed on October 9, 2009)

3.11	Form of Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation (Incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF 14A as filed on October 27, 2010)

4.1	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.2	Form of Non-Qualified Option Agreement (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.3	Form of Warrant (Daily Financing) (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.4	Form of Warrant (Financing) (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.5	Form of Warrant (Robb Trust Note and Additional Financing) (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.6	Form of Placement Agent Warrant (Financing) (Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.7	Form of 9% Secured Convertible Note (Financing) (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.8	Form of Note (Robb Trust Note) (Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.9	Form of Amendment to Note (Robb Trust Note) (Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.10	Form of Warrant (Note Conversion) (Incorporated by reference to the Exhibits 4.1 included with the Current Report on Form 8-K, as filed March 13, 2009)

4.11	Form of Warrant (2009 Purchases) (Incorporated by reference to the Exhibits 4.2 included with the Current Report on Form 8-K, as filed March 13, 2009)

4.12	Unsecured Promissory Note from Gostomski, dated December 8, 2009 (Incorporated by reference to the exhibits included with the Annual Report on Form 10K as filed on March 30, 2010)

4.13	Unsecured Promissory Note from Platinum-Montaur, dated December 17, 2009 (Incorporated by reference to the exhibits included with the Current Report on Form 8-K/A as filed on December 22, 2009)

4.14	Unsecured Promissory Note from Samuels, dated February 19, 2010 (Incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010)

4.15	Unsecured Promissory Note from RBC Capital Markets - Custodian for Leonard Samuels IRA, dated February 19, 2010. (Incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010)

4.16	First Amendment to Unsecured Promissory Note from Platinum-Montaur, dated June 28, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed August 16, 2010)

4.17	First Amendment to Unsecured Promissory Note from Samuels, dated June 28, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed August 16, 2010)

4.18	First Amendment to Unsecured Promissory Note from RBC Capital Markets- Custodian for Leonard Samuels IRA, dated June 28, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed August 16, 2010)

4.19	Second Amendment to Unsecured Promissory Note from Platinum-Montaur, dated September 30, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed November 15, 2010)

4.20	Second Amendment to Unsecured Promissory Note from Samuels, dated September 30, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed November 15, 2010)

4.21	Second Amendment to Unsecured Promissory Note from RBC Capital Markets- Custodian for Leonard Samuels IRA, dated September 30, 2010 (Incorporated by reference to exhibits included in Quarterly Report on Form 10Q as filed November 15,2010)

4.22	Third Amendment to Unsecured Promissory Note from Platinum-Montaur, dated December 29, 2010 (Incorporated by reference to Exhibit 4.22 to Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.23	Third Amendment to Unsecured Promissory Note from RBC Capital Markets- Custodian for Leonard Samuels IRA, dated December 31, 2010 (Incorporated by reference to Exhibit 4.23 to Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.24	Form of Non-Qualified Stock Option Agreement – 2009 Long-Term Incentive 2009 Plan – Directors and certain designated employees (Incorporated by reference to Exhibit 4.24 to Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.25	Form of Non-Qualified Option Agreement -2009 Long-Term Incentive 2009 Plan – employees (Incorporated by reference to Exhibit 4.25 to Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.26	Fourth Amendment to Unsecured Promissory Note from Platinum-Montaur, dated February 28, 2011

4.27	Fourth Amendment to Unsecured Promissory Note from RBC Capital Markets – Custodian for Leonard Samuels IRA, dated February 28, 2011

4.28	Securities Amendment and Exchange Agreement by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8K as filed on March 28, 2011)

4.29	Amended and Restated Convertible Promissory Note by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.2 to Form 8K as filed on March 28, 2011)

4.30	Form of Warrant by and between the Company and Investors dated 2007 and 2008 (Incorporated by reference to Exhibit 10.3 to Form 8K as filed on March 28, 2011)

4.31	Amendment to 2007 Warrant by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.4 to Form 8K as filed on March 28, 2011)

4.32	Amendment to 2009 Warrant by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.5 to Form 8K as filed on March 28, 2011)

4.33	Stock Purchase Warrant by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.6 to Form 8K as filed on March 28, 2011)

4.34	Note and Warrant Purchase Agreement by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.7 to Form 8K as filed on March 28, 2011)

4.35	Secured Convertible Promissory Note by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.8 to Form 8K as filed on March 28, 2011)

4.36	Stock Purchase Warrant by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.9 to Form 8K as filed on March 28, 2011)

4.37	Patent Security Agreement by and between the Company and Platinum-Montaur Life Sciences, LLC dated March 23, 2011 (Incorporated by reference to Exhibit 10.10 to Form 8K as filed on March 28, 2011)

10.1	2000 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005 (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005 (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.7	Form of Subscription Agreement (Daily Financing) (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.8	Form of Subscription Agreement (Financing) (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.9	Form of Registration Rights Agreement (Financing) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.10	Form of Secured Patent Agreement (Financing) (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.12	Consulting Agreement between Dais Analytic Corporation and Harold Mandelbaum dated August 12, 2009 (Incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q, as filed August 14, 2009)

10.13	Exclusive Distribution Agreement, dated August 21, 2009 between the Company and Genertec America, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2009)

10.14	Employee Non-Disclosure and Non-Compete Agreement entered into between Judith Norstrud and Dais Analytic Corporation on October 15, 2009 (Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed October 16, 2009).

10.15	2009 Long Term Incentive Plan (Incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009).

10.16	Technical and Sales Agreement between Dais Analytic Corporation, Beijing Jiexun-CAST Systems Control Technology Co., Ltd. and Genertec America, Inc. dated April 8, 2010, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed on April 9, 2010.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K, as filed March 31, 2009)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: March 31, 2011	By:	/S/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2011	By:	/S/ JUDITH C. NORSTRUD
Judith C. Norstrud Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/S/ TIMOTHY N. TANGREDI	Chairman of the Board, Chief Executive Officer and Director	March 31, 2011
Timothy N. Tangredi

/S/ ROBERT W. SCHWARTZ	Director	March 31, 2011
Robert W. Schwartz

/S/ RAYMOND KAZYAKA SR.	Director	March 31, 2011
Raymond Kazyaka Sr.

Financial Statements

Dais Analytic Corporation

Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheets of Dais Analytic Corporation (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since inception and has a working capital deficit and stockholders’ deficit of $2,861,448 and $6,722,092 at December 31, 2010. These factors, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley LLP

Orlando, Florida

March 31, 2011

Dais Analytic Corporation

Balance Sheets

	December 31,
	2010	2009
		Restated
Assets
Current assets:
Cash and cash equivalents	$304,656	$1,085,628
Accounts receivable	828,632	187,434
Other receivables	59,526	—
Inventory	294,069	149,986
Prepaid expenses and other current assets	258,136	103,571

Total current assets	1,745,019	1,526,619

Property and equipment, net	147,911	19,383

Other assets:
Deposits	3,280	2,280
Patents, net of accumulated amortization of $112,240 and $107,319 at December 31, 2010 and 2009, respectively	74,363	72,464

Total other assets	77,643	74,744

	$1,970,573	$1,620,746

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $151,440 and $150,740 at December 31, 2010 and 2009, respectively	$620,196	$385,955
Accrued compensation and related benefits	1,426,022	1,314,356
Accrued expenses, other	241,861	223,597
Current portion of deferred revenue	647,804	292,457
Current portion of notes payable	50,000	150,000
Current portion of notes payable, related party	1,620,624	1,425,624

Total current liabilities	4,606,507	3,791,989

Long-term liabilities:
Long-term portion of notes payable, related party	—	300,000
Warrant liability	3,958,318	4,577,119
Deferred revenue, net of current portion	127,840	207,696

Total long-term liabilities	4,086,158	5,084,815

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 33,563,428 and 29,352,930 shares issued and 33,306,215 and 29,095,717 shares outstanding at December 31, 2010 and 2009, respectively	335,635	293,530
Capital in excess of par value	29,852,347	27,926,893
Accumulated deficit	(35,637,962)	(34,204,369)

	(5,449,980)	(5,983,946)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(6,722,092)	(7,256,058)

	$1,970,573	$1,620,746

The accompanying notes are an integral part of the financial statements

Dais Analytic Corporation

Statements of Operations

	Year Ended December 31,
	2010	2009
		Restated
Revenue:
Sales	$3,260,468	$1,447,071
License fees	82,000	84,144

	3,342,468	1,531,215

Cost of goods sold	2,290,041	1,071,098

Gross profit	1,052,427	460,117
Expenses:
Research and development expenses, net of government grant proceeds of $99,732 and $0	238,182	6,600
Selling, general and administrative	2,693,092	3,217,992

	5,221,315	4,295,690

Loss from operations	(1,878,847)	(2,764,475)

Other expense (income):
Other (income)	(36,003)	—
Change in fair value of warrant liability	(618,801)	3,731,694
Interest expense	209,550	621,574
Interest income	—	(667)

	(445,254)	4,352,601

Net loss	$(1,433,593)	$(7,117,076)

Net loss per common share, basic and diluted	$(0.05)	$(0.36)

Weighted average number of common shares, basic and diluted	29,985,632	19,960,150

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

Years Ended December 31, 2010 and 2009

	Common Stock		Capital in Excess of	Accumulated	Prepaid Services Paid for with Common	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Stock	Stock	Deficit
Balance, December 31, 2008	12,162,398	121,624	25,253,196	(28,776,769)	(23,375)	(1,272,112)	(4,697,436)
Issuance of common stock for conversion of notes payable and related accrued interest	13,553,822	135,538	2,576,062	—	—	—	2,711,600
Issuance of common stock and warrant for services	344,692	3,448	105,029	—	23,375	—	131,852
Stock-based compensation expense	—	—	1,504,669	—	—	—	1,504,669
Issuance of warrants for debt conversion	—	—	413,008	—	—	—	413,008
Issuance of common stock and warrants for cash	2,490,385	24,904	613,596	—	—	—	638,500
Cumulative effect of change in accounting principle for warrant classification	—	—	(3,623,448)	1,689,476	—	—	(1,933,972)
Exercise of warrants and options	801,633	8,016	1,084,781	—	—	—	1,092,797
Net loss, restated	—	—	—	(7,117,076)	—	—	(7,117,076)

Balance, December 31, 2009, restated	29,352,930	$293,530	$27,926,893	$(34,204,369)	$—	$(1,272,112)	$(7,256,058)
Issuance of common stock and warrants for services	888,692	8,887	503,993	—	—	—	512,880
Issuance of common stock for conversion of notes payable	1,000,384	10,004	190,073	—	—	—	200,077
Stock based compensation	—	—	651,032	—	—	—	651,032
Issuance of common stock in exchange for debt settlement	2,321,422	23,214	580,356	—	—	—	603,570
Net loss	—	—	—	(1,433,593)	—	—	(1,433,593)

Balance, December 31, 2010	33,563,428	$335,635	$29,852,347	$(35,637,962)	$—	$(1,272,112)	$(6,722,092)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
		(restated)
Operating activities
Net loss	$(1,433,593)	$(7,117,076)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,276	19,826
Amortization of deferred loan costs	—	1,004
Amortization of discount on convertible notes	—	144
Amortization of the beneficial conversion feature on convertible notes	—	29,992
Issuance of common stock, stock options and stock warrants for services and amortization of common stock issued for services	287,035	110,316
Stock based compensation expense	651,034	1,504,669
Issuance of common stock warrants to induce conversion of notes payable	—	413,008
Change in fair value of warrant liability	(618,801)	3,731,694
(Increase) decrease in:
Accounts receivable	(641,198)	1,536
Other receivables	(59,526)	—
Inventory	(144,083)	(2,858)
Prepaid expenses and other current assets	(4,984)	(50,853)
Increase (decrease) in:
Accounts payable and accrued expenses	380,835	251,014
Accrued compensation and related benefits	111,666	166,967
Deferred revenue	275,491	122,239

Net cash used by operating activities	(1,180,848)	(818,378)

Investing activities
Increase in patent costs	(6,819)	(39,265)
Purchase of property and equipment	(113,305)	(1,346)

Net cash used by investing activities	(120,124)	(40,611)

Financing activities
Proceeds from issuance of notes payable, related party	620,000	1,565,000
Payments on notes payable, related party	(100,000)	(290,000)
Proceeds from advance from related party	—	222,900
Repayments of advance from related party	—	(222,900)
Issuance of common stock and exercise of warrants for cash	—	642,750

Net cash provided by financing activities	520,000	1,917,750

Net (decrease) increase in cash and cash equivalents	(780,972)	1,058,761

Cash and cash equivalents, beginning of period	1,085,628	26,867

Cash and cash equivalents, end of period	$304,656	$1,085,628

Cash paid during the year for interest	$—	$42,651

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

Supplemental disclosures of cash flow information

and noncash investing and financing activities:

During the years ended December 31, 2010 and 2009, the Company issued 1,000,384 and 13,553,822 shares of common stock in conversion of $175,000 and $2,350,000 of notes payable and $25,077 and $361,600 of accrued interest, respectively.

During the year ended December 31, 2010, two note holders elected to apply all of the proceeds due and payable under their notes, including all accrued interest, to purchase 2,321,422 shares of the Company’s Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $603,570.

During the years ended December 31, 2010 and 2009, the Company issued 888,692 and 344,692 shares of common stock and warrants for services valued at $512,880 and $110,316, respectively.

The cumulative effect for the change in accounting principle related to warrant classification resulted in an increase of $1,689,476 to retained earnings and a $3,623,448 decrease to capital in excess of par value at January 1, 2009. Additionally, the exercise of certain warrants during the year ended December 31, 2009 resulted in the reclassification of $1,088,547 from warranty liability to capital in excess of par value.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2010 and 2009

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

For the years ended December 31, 2010 and 2009, seven five customers accounted for approximately 61% (seven customers represented the following percentages of sales 13%, 13%, 9%, 7%, 7%, 6% and 6%) and 66% (five customers represented the following percentages of sales 27%, 16%, 12%, 7% and 4%) of the Company’s total revenue, respectively. At December 31, 2010 and 2009 amounts due from these customers was approximately 61% and 25% of total accounts receivable, respectively.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010, the Company incurred a net loss of $1,433,593 and has incurred significant losses since inception. As of December 31, 2010, the Company has an accumulated deficit of $35,673,962, negative working capital of $2,861,488 and a stockholders’ deficit of $6,722,092. The Company used $1,180,848 and $818,378 of cash from operations during 2010 and 2009, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At December 31, 2010, the days sales outstanding was 93, as compared to 47 at December 31, 2009. The increase in the number of days to collect our receivables is primarily a result of the downturn in the economy and additional approval and certifications that our products had to pass (for a small number of customers) prior to payment being made. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at December 31, 2010 and 2009.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2010 and 2009, the Company had $11,869 and $2,160 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2010 and 2009.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years. Depreciation expense was approximately $10,400 and $8,900 for the years ended December 31, 2010 and 2009, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $4,900 and $10,100 for the years ended December 31, 2010 and 2009, respectively. Total patent amortization expense for the next five years is estimated to be approximately $15,000 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the two-year period ended December 31, 2010.

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2010 and 2009, the Company incurred research and development costs of approximately $337,900 and $6,600, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the year ended December 31, 2010, the Company recorded approximately $99,000 in grant proceeds against research and development expenses on the statement of operations. No such grant proceeds were recognized for the year ended December 31, 2009.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. This policy applies to all of our customers, including Genertec America (a distribution agreement) and CAST Systems Control Technology Co. (an agreement for the purchase of specific goods).

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $11,500 for future warranty expenses at December 31, 2010.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $82,000 and $84,000 from license agreements for the years ended December 31, 2010 and 2009, respectively.

Government Grants - Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property and Equipment, the Company reduces the basis of the assets on the Statement of Financial Position, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Dividend rate	0%	0%

Risk free interest rate	1.96% – 3.68%	1.65% – 3.49%

Expected term	5 – 6.5 years	5 – 10 years

Expected volatility	97% – 112%	92% – 106%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2010 and 2009.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

The fair value of warrants issued in 2010 and 2009 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years and 5-10 years, respectively; Estimated volatility 96% - 100% and 80% - 114%, respectively; Risk-free interest rate: 2.38% - 2.57% and 2.64% - 3.98%, respectively; Dividend yield: 0%.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $10,150 at December 31, 2010. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company’s financial liabilities measured at fair value consisted of the following as of December 31, 2010 and were valued as discussed in Note 12:

	Fair Value Measurements at December 31, 2010
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	3,958,318	—	—	3,958,318

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2009	$4,577,119
Changes in fair value	(618,801)

Balance at December 31, 2010	$3,958,318

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2007 through 2009.

Loss per share - Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 39,026,278 and 30,003,977 were excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, respectively, because their effect is anti-dilutive.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether fair value of warrants issued is required to be classified as equity or as a derivative liability.

Recent accounting pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Furniture and fixtures	$38,764	$33,530
Computer equipment	64,305	57,344
Demonstration equipment	104,871	—
Office and lab equipment	216,248	194,429

	424,188	285,303
Less accumulated depreciation	276,277	265,920

	$147,911	$19,383

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid expenses	$31,070	$50,335
Prepaid insurance	29,948	31,699
Prepaid services paid for with common stock	172,118	21,537
Prepaid loan costs	25,000	—

	$258,136	$103,571

6. Accrued Expenses, Other

Accrued expenses, other consist of the following:

	December 31,
	2010	2009
Accrued expenses, other	$39,850	$127,768
Accrued registration rights penalty	5,000	41,000
Accrued interest	14,676	28,127
Accrued interest, related party	157,683	13,502
Accrued warranty costs	11,452	—
Contractual obligation	13,200	13,200

	$241,861	$223,597

7. Notes Payable

Notes payable consist of the following:

	December 31,
	2010	2009
Convertible notes payable; interest at 9%; $50,000 currently in default; collateralized by the Company’s patents and patent applications	$50,000	$150,000
Convertible notes payable, related party; interest at 9%; collateralized by the Company’s patents and patent applications	—	175,000
Note payable, related party; 7% interest; unsecured; settled during 2010	—	300,000
Note payable, related party; interest at 10% per annum; due April 30, 2011	1,000,000	1,000,000
Note payable, related party; 10% interest; unsecured; due April 30, 2011	620,000	250,000
Note payable; related party	624	624

	1,670,624	1,875,624
Less amounts currently due	1,670,624	1,575,624

Long-term portion	$—	$300,000

Convertible Notes

During December 2007 and January 2008, the Company issued convertible promissory notes (the “Convertible Notes”) and warrants to purchase common stock in exchange for proceeds totaling $2,950,000. The Convertible Notes bear interest at nine percent per annum and have stated maturity dates from December 2008 to January 2009. The Convertible Notes are repayable in cash or convertible into shares of the Company’s stock at a rate of one share per $0.20 of outstanding principal and interest. Warrants to purchase 14,750,000 shares of the Company’s common stock accompanying the Convertible Notes are, subject to certain limitations, exercisable at $0.25 per share, vest immediately, and expire between December 2012 and January 2013. Due to certain adjustments that may be made to the terms of the warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sell shares below the exercise price, the warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The Company has restated their 2009 Financial Statements to reflect this adjustment, see Note 12.

The Convertible Notes contain an embedded conversion feature. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the beneficial conversion feature and the warrants based on their relative fair values.

To recognize the fair value of the warrants, the Company discounted the notes and increased additional paid in capital. The fair value of the beneficial conversion feature of $1,383,437 and discount of $1,566,563 related to the warrants were amortized over the term of the Convertible Notes. For the years ended December 31, 2010 and 2009, the Company recognized interest expense from the amortization of the beneficial conversion feature and discount of $0 and $30,136, respectively.

During the year ended December 31, 2009 eighteen holders converted their Convertible Notes, having an aggregate principal balance of $2,350,000 plus accrued interest of $361,600, into 13,553,822 shares of common stock. Some of the holders converted during periods in which we were offering an additional warrant as an inducement to convert. In accordance with said offers we issued additional warrants to purchase 1,665,000 shares of common stock, exercisable immediately at $0.25 per share and valued at $126,367, and 575,000 warrants, exercisable immediately at $0.75 per share valued at $286,641 which was recorded as interest expense during the twelve months ended December 31, 2009.

The value of each of the above groups of warrants was estimated using the Black-Scholes option model with the following assumptions for each of the exercise prices:

Exercise Prices
	$0.25 per share	$0.75 per share

Fair value of underlying stock on date of award	$0.09 – $0.19	$0.51 – $1.49

Dividend rate	0%	0%

Risk free interest rate	1.65% – 2.58%	2.20% – 2.49%

Expected term	5 years	5 years

Expected volatility	92% – 94%	95% – 96%

The warrants to purchase 1,665,000 shares of common stock as compared to the warrants to purchase 575,000 shares of common stock resulted in a lower fair value due to the lower fair value of the underlying common stock on the date of the award.

The warrants were issued as follows:

February 2009	124,875
March 2009	999,000
April 2009	416,250
August 2009	124,875

1,665,000

September 2009	162,500
October 2009	412,500

575,000

During 2009, four investors holding Convertible Notes with an aggregate outstanding principal balance of approximately $450,000 at December 31, 2008 notified the Company that they were asserting their rights to receive payment of the principal and interest pursuant to the terms of the Convertible Notes. In June of 2009, three of these investors, holding an aggregate principal note balance of $250,000, entered into a confession of judgment with the Company. Under that agreement, the three investors had the right, should the Company fail to pay all principal and interest due pursuant to their Convertible Notes on or before September 11, 2009, to file the confession of judgment with the court and seek to secure a judgment against the Company in the amount of all principal and interest due under their Convertible Notes together with the reasonable cost and expense of collection. All interest and principal related to the three Convertible Notes, $289,803 in the aggregate, was paid in full by the Company on or before September 11, 2009. In July 2009, the fourth investor, holding a Convertible Note in the principal amount of $200,000, agreed to extend said note to September 2009. In November 2009, this investor and the Company modified the Convertible note to extend the maturity date of said note to July 2010, pay the principal amount due in eight monthly installments commencing December of 2009, end the accrual of interest as of November 20, 2009 and convert the $34,861 in interest due under the Convertible Note as of November 20, 2009 into 170,137 shares of Company’s common stock. During the year ended December 31, 2010 the remaining principal balance of said loan of $175,000 was extinguished in full by the Company through cash payments of $100,000 and the conversion of $75,000 into 375,000 shares of common stock based on a per share conversion rate of $0.20. As of December 31, 2010 the outstanding principal balance of said loan was $0.

On November 4, 2010, an investor elected to convert his 9% secured convertible note of $100,000 principal and the related accrued interest $25,077 into 625,384 shares of Company’s Common Stock. Said investor also received an additional five-year warrant to purchase up to 62,538 shares of Common Stock, at an exercise price of $0.75 per share in consideration for converting his 9% secured convertible note.

As of December 31, 2010, $50,000 of principal on the Convertible Notes was outstanding, in default and due and payable in full. On March 23, 2011 this note was paid in full by Company.

Other Notes

In July 2009 we secured a loan of $300,000 from an investor and issued the lender an unsecured promissory note for the principal amount on December 8, 2009. Pursuant to the terms of the note, we are to pay the note holder simple interest at the rate seven percent per annum commencing on July 17, 2009 with all interest and principal due there under payable in cash on or before January 16, 2011. If an event of default were to occur the interest rate would increase to ten percent for the duration of the event. Should we not cure the default within 60 days of receiving notice the note holder may, at his option, declare all interest accrued and unpaid and principal outstanding immediately due and payable. On December 30, 2010, the investor elected to apply all of the proceeds due and payable under the Note, including all accrued interest, to the purchase of the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and received 1,268,472 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $329,803. The number of shares issued was based upon the $0.26 fair value of the Company’s common stock on the settlement date.

In December 2009, we secured a loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010 the note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“2011 Convertible Note”, collectively “Exchange Agreements”) with the this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, extend the term to March 22, 2012. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be paid on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000.

The Company secured loans from two investors in the principal amounts of $250,000 and $620,000. The loan amounts were received by the Company on December 31, 2009 and February 18, 2010, respectively, and the Company issued the lenders unsecured promissory notes with respect to said loans on February 19, 2010. Pursuant to the terms of the notes, the Company is to pay the holders simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 30, 2010 and August 10, 2010. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes without holder’s permission. During the term of the notes, each note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

On December 27, 2010, one of the investors elected to apply all of the proceeds due and payable under the $250,000 Note, including all accrued interest, to the purchase of our common stock. Pursuant to this transaction, the investors subscribed for and received 1,052,950 shares of common stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $273,767 (the principal amount and related accrued interest under the note). The number of shares issued was based upon the $0.26 fair value of the Company’s common stock on the settlement date.

The $620,000 note’s maturity date was extended to April 30, 2011.

Accrued interest on the notes was $157,683 and $13,502 at December 31, 2010 and 2009, respectively.

8. Related Party Transactions

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $49,000 in each of years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, $151,440 and $150,740, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of December 31, 2010 and 2009 of $1,415,606 and $1,314,356, respectively.

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

9. Authorized Shares

During the year ended December 31, 2009, the Company’s board of directors approved proposals to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, respectively.

10. Preferred Stock

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

11. Stock Options and Warrants

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

The average fair value of options granted at market during 2010 and 2009 was $0.25 and $0.31 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0 and $3,250, respectively.

The following summarizes the information relating to outstanding stock options activity with employees during 2010 and 2009:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,606,556	$0.26	7.58	$38,294
Granted	4,190,058	$0.21
Exercised	(25,000)	$0.17		$3,250
Forfeited or expired	(472,732)	$0.58

Outstanding at December 31, 2009	12,298,882	$0.26	7.64	$1,052,839
Granted	2,970,000	$0.30
Forfeited or expired	(371,125)	$0.32

Outstanding at December 31, 2010	14,897,757	$0.25	7.19	$946,754

Exercisable at December 31, 2010	13,834,563	$0.25	7.02	$940,594

Exercisable at December 31, 2009	11,951,021	$0.24	7.61	$1,034,594

Stock compensation expense was approximately $651,000 for the year ended December 31, 2010 and $1,580,000 for the year ended December 31, 2009, including approximately $75,000 that was accrued for warrants issued subsequent to year end. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was approximately $556,000 and $1,549,000, respectively.

As of December 31, 2010, there was approximately $222,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $129,000, $81,000 and $12,000 is expected to be recognized for the years ended December 31, 2011, 2012 and 2013, respectively.

The following table represents our non vested share-based payment activity with employees for the year ended December 31, 2010 and 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2008	1,276,563	$0.37
Granted	4,190,058	$0.31
Forfeited	(30,334)	$0.17
Vested	(5,088,426)	$0.30

Nonvested options - December 31, 2009	347,861	$0.27
Granted	2,970,000	$0.25
Vested	(2,244,663)	$0.25
Forfeited	(10,004)	$0.28

Nonvested options - December 31, 2010	1,063,194	$0.25

Warrants

At December 31, 2010, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	.98	$0.55
Warrants-Additional Financing	428,637	1.70	$0.40
Warrants-Robb Trust Note	50,000	1.42	$0.55
Warrants-Financing	14,750,000	1.99	$0.25
Warrants-Placement Agent Warrants	793,641	2.26	$0.25
Warrants-Tangredi	3,000,000	2.25	$0.36
Warrants-Ehrenberg	250,000	2.59	$0.30
Warrants-Consulting Agreement	825,000	3.77	$0.31
Warrants-Note Conversions	2,302,538	3.42	$0.39
Warrants-Stock Purchases 2009	758,270	3.40	$0.34
Warrants-Mandelbaum	50,000	3.33	$0.19
Warrants-Services	400,000	4.06	$0.50

Total	23,805,141

Common Stock Issued For Services

The Company entered into a consulting agreement in September of 2008. In October of 2009, the agreement was amended to extend the term for nine months. Company is to issue the consultant 10,000 shares of common stock in each of said nine months for total shares of 90,000, with no award of stock for January and February 2010. For the year ended December 31, 2010, the Company has issued 106,000 shares of common stock and recorded $44,050 as consulting expense on its statement of operations.

The Company entered into an agreement for consulting services in April 2010. The term of the agreement is for twelve months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the initial 100,000 shares of common stock at $53,000 and the additional 100,000 shares of common stock at $36,000 and is expensing the fair value of those shares over life of the agreement. For the year ended December 31, 2010, the Company has recorded $68,000 as consulting expense on its statement of operations and included $21,000 as prepaid expenses in the balance sheet.

The Company issued 207,692 shares of common stock during the year ended December 31, 2010 valued at $64,384 for legal services to be provided from January 1, 2010 through December 31, 2010. For the year ended December 31, 2010, the Company has recorded $64,384 as legal expense in its statement of operations.

On November 4, 2010, the Company entered into an agreement for legal services in exchange for 375,000 shares of Common Stock valued at $150,000. For the year ended December 31, 2010, the Company has recorded $150,000 as prepaid expenses in the accompanying balance sheet.

12. Derivative Financial Instruments

In September 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) (codified as ASC 815-40-15-5). This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10-15-13 through 15-130, Accounting for Derivative Instruments and Hedging Activities, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under ASC 815-10-13 through 15-130, for purposes of determining whether the instrument is within the scope of EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) (codified as ASC subtopic 815-40). EITF No. 07-5 was effective beginning the first quarter of fiscal 2009.

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The change in fair value of the warrants is recorded in the statement of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2010	2009
Exercise price	$0.25	$0.25
Market value of stock at end of period	$0.29	$0.30
Expected dividend rate	N/A	N/A
Expected volatility	158% – 165%	112% – 117%
Risk-free interest rate	0.61% – 0.82%	1.70% – 2.20%
Expected life in years	2.00 – 2.58	3.00 – 3.58
Shares underlying warrants outstanding classified as liabilities	15,543,641	15,543,641

All warrants issued by the Company other than the above noted warrants are classified as equity.

During the fourth quarter of the year ended December 31, 2010, the Company applied the guidance of Accounting Standards Codification 815-40 (ASC 815-40) and recorded a $618,801 gain on the fair value of the warrant liability for the year then ended. The warrants had been issued in December 2007, January 2008 and August 2008, in connection with convertible promissory notes as described in Note 7 and were originally accounted for as an equity instrument. Upon further review of the warrants, it was determined that these warrants were not indexed to the Company’s stock and therefore required derivative accounting treatment. Accordingly, the Company has restated its financial statements for the year ended December 31, 2009 provided herein to reflect the proper accounting treatment. If the Company would have recorded these warrants as a derivative liability upon initial adoption of ASC 815-40, the Company would have recorded the following amounts in the accompanying balance sheet and income statement:

	Total Liabilities As previously Reported	Change	Total Liabilities As Restated	Stockholders’ Deficit As previously Reported	Change	Stockholders’ Deficit As Restated

March 31, 2009	$4,599,317	$2,080,830	$6,680,147	$(4,246,075)	$(2,080,830)	$(6,326,905)
June 30, 2009	$4,565,431	$2,425,223	$6,990,654	$(3,982,146)	$(2,425,223)	$(6,407,369)
September 30, 2009	$3,968,231	$10,774,888	$14,743,119	$(3,158,106)	$(10,774,888)	$(13,932,994)
December 31, 2009	$4,299,685	$4,577,119	$8,876,8045	$(2,678,939)	$(4,577,1119)	$(7,256,058)
March 31, 2010	$5,117,253	$6,085,147	$11,202,400	$(3,058,161)	$(6,085,147)	$(9,143,308)
June 30, 2010	$5,165,059	$4,250,053	$9,415,112	$(3,094,998)	$(4,250,053)	$(7,345,051)
September 30, 2010	$5,147,657	$4,861,284	$10,008,941	$(3,428,140)	$(4,861,284)	$(8,289,424)

	Other Inc (Exp) As previously Reported	Change	Other Inc (Exp) As Restated	Net Loss As previously Reported	Change	Net (Loss) Income As Restated	EPS As previously Reported	EPS As Restated

For the Three Months Ended:
March 31, 2009	$(156,161)	$(146,858)	$(303,019)	$(648,786)	$(146,858)	$(795,644)	$(0.05)	$(0.06)
June 30, 2009	$(95,353)	$(344,392)	$(439,745)	$(344,000)	$(344,392)	$(688,392)	$(0.04)	$(0.04)
September 30, 2009	$(203,771)	$(9,438,212)	$(9,641,983)	$(436,927)	$(9,438,212)	$(9,875,139)	$(0.06)	$(0.50)
For the Year Ended December 31, 2009	$(620,907)	$(3,731,694)	$(4,352,601)	$(3,385,382)	$(3,731,694)	$(7,117,076)	$(0.17)	$(0.36)
For the Three Months Ended:
March 31, 2010	$(46,504)	$(1,508,027)	$(1,554,531)	$(520,038)	$(1,508,027)	$(2,028,065)	$(0.02)	$(0.07)
June 30, 2010	$(55,233)	$1,835,094	$1,779,861	$(624,681)	$1,835,094	$1,210,413	$(0.02)	$0.04
September 30, 2010	$(55,933)	$(611,231)	$(667,164)	$(555,692)	$(611,231)	$(1,166,923)	$(0.02)	$(0.04)

13. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $77,000 for this agreement during each of the years ended December 31, 2010 and 2009.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $5,000 for this agreement during each of the years ended December 31, 2010 and 2009.

14. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an agreement with the holders of the Convertible Notes to file a registration statement within 45 days of the first Note conversion and to have the registration statement declared effective within 150 days. The Company will incur penalties and damages of up to approximately $236,000 if it does not file and keep the registration statement effective pursuant to the terms of this agreement. As of December 31, 2010, the Company has recorded a liability of $5,000 in accrued expenses related to this agreement on its balance sheet.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a novel dehumidification system similar to the Company’s NanoAir prototype, that is operated by directly manipulating water vapor using a selectively permeable membrane made of a nano-structure solid polymer. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. The Company will receive the grant amount in phases upon the meeting of certain milestones. As of December 31, 2010, the Company has incurred $79,786 in expenses and recognized the same amount as revenue related to this grant award.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. As of December 31, 2010, the Company has incurred $19,946 in expenses and recognized the same amount as revenue related to this grant award.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

15. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2010 and 2009.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2010	2009
Tax benefit at U.S. statutory rate	$(487,000)	$(2,420,000)
State income tax benefit, net of federal benefit	(52,000)	(258,000)
Effect of non-deductible expenses	1,000	1,000
Employee stock-based compensation	221,000	536,000
Change in warrant valuation	(210,000)	1,269,000
Other adjustments	154,000	994,000
Change in valuation allowance	373,000	(132,000)

	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets (liabilities), current:
Bonus payable	$108,300	$108,300
Accrued deferred compensation payable	428,300	386,300
Stock warrant consideration and other	84,000	49,100
Deferred license revenue	30,900	32,400
Valuation allowance	(651,500)	(576,100)

	$—	$—

Deferred tax assets (liabilities), noncurrent:
Deferred license revenue	$48,100	$77,400
Depreciation	3,400	3,400
Net operating loss carryforwards	7,644,600	7,261,000
Valuation allowance	(7,596,100)	(7,341,800)

	$—	$—

As of December 31, 2010 and 2009, the Company had federal and state net operating loss carry-forwards totaling approximately $20,100,000 and $21,400,000, respectively, which begin expiring in 2012. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2010 and 2009 because it is more likely than not that the Company will not be able to utilize these assets.

As of December 31, 2010, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2010. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

16. Genertec Agreement

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April, 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. As of December 31, 2010, the Company has $406,356 in accounts receivable and $500,000 in deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement. The Company is currently meeting with Genertec to resolve the payment of the receivable and expects that the amounts will be collected.

17. CAST Systems Control Technology

In April 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec with a value of up to approximately $48 million U.S. Dollars over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from Genertec in the amount as agreed to by the parties on or before April 13, 2010. As of the date of this filing, the Company has received the required letter of credit from Genertec. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are summarized above and more fully disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009. For the year ended December 31, 2010, the Company has sold one unit under this agreement and recognized $300,000 in revenue which has been billed and $254,000 of which has been collected. The Company expects the remainder of the $300,000 receivable to be collected in 2011.

18. Subsequent Events

Subsequent to December 31, 2010, the Company issued 121,346 shares of common stock for services.

During January 2011, the Company issued 1,810,000 options under the 2009 Option Plan.

In December 2009, we secured a loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010 the note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with the this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, extend the term to March 22, 2012 (“2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be paid on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into Amendment to 2007 Warrant and Amendment to 2009 Warrant to extend the terms of the Stock Purchase Warrant, dated on or about December 31, 2007, and Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued a Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the Convertible Note in full, or the date of conversion of the Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

Also, on March 22, 2011, the Company entered into a Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which will be secured in all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to the Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 will be paid on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money. On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016.

Pursuant to and during the term of the Secured Note, the Company will not issue or permit to exist any obligation for borrowed money, except for trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate indebtedness to, or unsecured and subordinate working capital guarantees provided by, the EXIM Bank, the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000, the Amended and Restated Convertible Promissory Note, dated March 22, 2011, issued to the Investor in the principal amount of $1,000,000 and other unsecured indebtedness for borrowed money in an amount not to exceed $750,000.

Pursuant to the Patent Security Agreement issued in connection with the Note and Warrant Purchase of March 22, 2011, the Company shall not, without the Investor’s prior consent, sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company will take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

In connection with such qualified offering, and subject to the terms and conditions of the Convertible Note, the Company will use reasonable efforts to include the Investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements, the Investor will not sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements.