Form 10-Q
period 2011-03-31
DAIS ANALYTIC CORP
filed 2011-05-16
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

There were 36,095,064 shares of the Registrant’s $0.01 par value common stock outstanding as of May 13, 2011.

Dais Analytic Corporation

PART I—FINANCIAL INFORMATION

Dais Analytic Corporation

Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,231,120	$304,656
Accounts receivable	927,984	828,632
Other receivables	93,257	59,526
Inventory	318,077	294,069
Deferred offering costs	293,072	175,000
Debt issue costs	66,910	—
Prepaid expenses and other current assets	114,409	83,136

Total current assets	3,044,829	1,745,019

Property and equipment, net	144,074	147,911

Other assets:
Deposits	2,280	3,280
Patents, net of accumulated amortization of $115,438 and $112,240 at March 31, 2011 and December 31, 2010, respectively	83,181	74,363

Total other assets	84,461	77,643

	$3,274,364	$1,970,573

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $163,638 and $151,440 at March 31, 2011 and December 31, 2010, respectively	$851,026	$620,196
Accrued compensation and related benefits	1,442,273	1,426,022
Accrued expenses, other	292,532	241,861
Current portion of deferred revenue	615,531	647,804
Current portion of convertible notes payable	—	50,000
Current portion of notes payable, related party	620,624	1,620,624
Current portion of convertible notes payable, related party net of unamortized discount of $1,382,182 and $0 at March 31, 2011 and December 31, 2010, respectively	1,117,818	—

Total current liabilities	4,939,804	4,606,507

Long-term liabilities:
Warrant liability	6,310,425	3,958,318
Deferred revenue, less current portion	107,340	127,840

Total long-term liabilities	6,417,765	4,086,158

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 33,580,928 and 33,563,428 shares issued and 33,323,715 and 33,306,215 shares outstanding at March 31, 2011 and December 31, 2010, respectively	335,810	335,635
Capital in excess of par value	31,773,204	29,852,347
Accumulated deficit	(38,920,107)	(35,637,962)

	(6,811,093)	(5,449,980)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(8,083,205)	(6,722,092)

	$3,274,364	$1,970,573

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
		Restated
Revenue:
Sales	$838,194	$386,782
License fees	20,500	20,530

	858,694	407,312

Cost of goods sold	700,890	321,326

Gross profit	157,804	85,986
Expenses:
Research and development expenses, net of government grant proceeds of $161,364 and $0	2,036	14,139
Selling, general and administrative	922,297	545,381

	924,333	559,520

Loss from operations	(766,529)	(473,534)

Other expense (income):
Change in fair value of warrant liability	2,352,106	1,508,027
Interest expense	163,539	46,510
Interest income	(29)	(6)

	(2,515,617)	1,554,531

Net loss	$(3,282,145)	$(2,028,065)

Net loss per common share, basic and diluted	$(0.10)	$(0.07)

Weighted average number of common shares, basic and diluted	33,573,150	29,352,930

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2011

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Stock	Deficit
Balance, December 31, 2010	33,563,428	$335,635	$29,852,347	$(35,637,962)	$(1,272,112)	$(6,722,092)
Issuance of common stock for services	17,500	175	6,300	—	—	6,475
Stock based compensation	—	—	391,557	—	—	391,557
Warrant issued with convertible note payable, related party	—	—	435,240	—	—	435,240
Beneficial Conversion Feature on convertible note payable, related party	—	—	1,064,760	—	—	1,064,760
Revaluation of common stock issued to vendors for services	—	—	23,000	—	—	23,000
Net loss	—	—	—	(3,282,145)	—	(3,282,145)

Balance, March 31, 2011	33,580,928	$335,810	$31,773,204	$(38,920,107)	$(1,272,112)	$(8,083,205)

Dais Analytic Corporation

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
		(restated)
Operating activities
Net loss	$(3,282,145)	$(2,028,065)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,506	2,228
Amortization of discount and beneficial conversion feature on notes payable	117,819	—
Issuance of common stock, stock options and stock warrants for services and amortization of common stock issued for services	25,078	80,949
Stock based compensation	391,557	51,520
Change in fair value of warrant liability	2,352,107	1,508,027
(Increase) decrease in:
Accounts receivable	(99,352)	(419,117)
Other receivables	(33,731)	—
Inventory	(24,008)	(58,741)
Prepaid expenses and other current assets	(25,876)	14,515
Increase (decrease) in:
Accounts payable and accrued expenses	281,500	58,465
Accrued compensation and related benefits	16,251	26,250
Deferred revenue	(52,773)	187,853

Net cash used by operating activities	(322,067)	(576,116)

Investing activities
Increase in patent costs	(12,016)	(4,307)
Purchase of property and equipment	(4,471)	(5,234)

Net cash used by investing activities	(16,487)	(9,541)

Financing activities
Proceeds from issuance of notes payable, related party	1,500,000	620,000
Payments on notes payable	(50,000)	(75,000)
Payments for debt issue costs and deferred offering costs	(184,982)	—

Net cash provided by financing activities	1,265,018	545,000

Net increase (decrease) in cash and cash equivalents	926,464	(40,657)

Cash and cash equivalents, beginning of period	304,656	1,085,628

Cash and cash equivalents, end of period	$1,231,120	$1,044,971

Supplemental cash flow information:

Cash paid during the year for interest	$16,753	$—

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2011, the Company issued a convertible note payable with a beneficial conversion feature of $1,064,760 and a discount equivalent to the relative fair value of the accompanying warrant of $435,240.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2011

(Unaudited)

The accompanying financial statements of Dais Analytic Corporation are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011, the Company incurred a net loss of $3,282,145. As of March 31, 2011, the Company has an accumulated deficit of $38,920,107, negative working capital of $1,894,975 and a stockholder’s deficit of $8,083,205. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2011 and 2010, (b) the financial position at March 31, 2011 and March 31, 2010, and (c) cash flows for the three month periods ended March 31, 2011 and 2010, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At March 31, 2011, the days sales outstanding was 94, as compared to 93 at December 31, 2010. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at March 31, 2011 and December 31, 2010.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. This policy applies to all of our customers, including Genertec America (a distribution agreement) and CAST Systems Control Technology Co. (an agreement for the purchase of specific goods). During the three months ended March 31, 2011 and 2010, four customers accounted for approximately 57% and 58% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $14,000 for future warranty expenses at March 31, 2011.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $20,500 and $20,530 from license agreements for the three months ended March 31, 2011 and 2010, respectively.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the three months ended March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Dividend rate	0%	0%
Risk free interest rate	2.70%	3.68%
Expected term	6.5 years	6.5 years
Expected volatility	101%	107%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each the three month periods ended March 31, 2011 and 2010, respectively.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three months ended March 31, 2011, the Company issued 17,500 shares of common stock valued at $6,475 for services rendered. The Company did not issue any non-employee stock based compensation for the three months ended March 31, 2010.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended March 31, 2011, the Company incurred research and development costs of approximately $163,400. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three months ended March 31, 2011, the Company recorded approximately $161,400 in grant proceeds against research and development expenses on the statement of operations. No such grant proceeds were recognized for the three months ended March 31, 2010.

Government grants - Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property and Equipment, the Company reduces the basis of the assets resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Financial instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $23,627 at March 31, 2011. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company’s financial liabilities measured at fair value consisted of the following as of March 31, 2011:

	Fair Value Measurements at March 31, 2011
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	6,310,425	—	—	6,310,425

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2010	$3,958,318
Changes in fair value	2,352,107

Balance at March 31, 2011	$6,310,425

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Loss per share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2011 and 2010, the Company had 54,636,713 and 36,711,222 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

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

Reclassifications - Certain reclassifications have been made to the financial statements as of and for the periods ended December 31, 2010 and March 31, 2010 to conform to the presentation as of and for the three months ended March 31, 2011.

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective beginning July 1, 2011, and should be applied retrospectively to January 1, 2011. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial statements.

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	March 31, 2011	December 31, 2010
Convertible note payable; interest at 9%; collateralized by the Company’s patents and patent applications	$—	$50,000
Convertible note payable, related party; interest at 10% per annum; due in full March 22, 2012	1,000,000	1,000,000
Secured convertible note payable, related party; interest at 10% per annum; due March 22, 2012	1,500,000	—
Note payable, related party; 10% interest; unsecured; due May 31, 2011	620,000	620,000

Note payable; related party	624	624

	3,120,624	1,670,624

Less unamortized discount	(1,382,182)	—

Less amounts currently due	1,738,442	1,670,624

Long-term portion	$—	$—

Notes Payable

In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be due in full on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into an Amendment to the 2007 Warrant and an Amendment to the 2009 Warrant to extend the terms of the Stock Purchase Warrant, dated on or about December 31, 2007, and the term of the Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the Convertible Note in full, or the date of conversion of the Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

The 2011 Convertible Note is a hybrid financial instruments that blends characteristics of both debt and equity securities. The note embodies settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature). The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using the Monte Carlo simulation method. The fair value of the 2011 Convertible Note was estimated to be $1,964,905 on the date of the exchange, which resulted in a loss on extinguishment of debt of $964,905. Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $964,905 associated with the 2011 Convertible Note was reclassified to capital in excess of par value under the presumption that such net premium represented a capital contribution. Consequently, the 2011 Convertible Note is being carried at face value. The fair value of the additional warrant to purchase 1,000,000 shares and the value associated with the previously issued warrants that were amended was determined to be $716,890 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $1,681,795. Since the loan is held by a related party, the loss on extinguishment has been treated as a capital transaction and, as a result, this transaction had no net effect on capital in excess of par value.

Also, on March 22, 2011, the Company entered into a 10% Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which is secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“collateral”). Pursuant to the Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 is due and payable on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share which is subject to adjustment for standard anti-dilution provisions. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three months ended March 31, 2011, the Company recognized $117,819 in additional interest expense representing amortization of this debt discount.

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

In connection with such qualified offering, and subject to the terms and conditions of the Convertible Note, the Company will use reasonable efforts to include the Investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements, the Investor will not, if requested in writing by the underwriter, sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements.

The Company secured a loan from an investor in the principal amounts of $620,000. The Company issued the lender an unsecured promissory note with respect to said loan on February 19, 2010. Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before August 10, 2010, which has been extended to May 31, 2011. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes without holder’s permission. During the term of the note, the note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.

Accrued interest on the above notes was $201,326 and $157,683 at March 31, 2011 and December 31, 2010, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 in each of three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, $163,638 and $151,440, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and one other employee for deferred salaries earned and unpaid as of March 31, 2011 and December 31, 2010 of $1,431,856 and $1,415,606, respectively.

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

The average fair value of options granted at market during three months ended March 31, 2011 and 2010 was $0.25 and $0.32 per option, respectively. There were no options exercised during the three months ended March 31, 2011 and 2010.

The following summarizes the information relating to outstanding stock options activity with employees during 2011 and 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	14,897,757	$0.25	7.19	$946,754
Granted	1,810,000	$0.30

Outstanding at March 31, 2011	16,707,757	$0.26	7.25	$3,162,959

Exercisable at March 31, 2011	15,138,174	$0.25	6.98	$2,959,664

Stock compensation expense was approximately $392,000 for the three months ended March 31, 2011 and $51,500 for the three months ended March 31, 2010. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was approximately $452,500 and $34,300, respectively.

As of March 31, 2011, there was approximately $348,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $124,000, $154,000 and $70,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2011, and for the fiscal years ending 2012 and 2013, respectively.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2010	1,063,194	$0.25
Granted	1,810,000	$0.25
Vested	(1,540,416)	$0.25
Forfeited

Nonvested options - March 31, 2011	1,332,778	$0.25

Warrants

At March 31, 2011, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	.74	$0.55

Warrants-Additional Financing	428,637	1.46	$0.40

Warrants-Robb Trust Note	50,000	1.18	$0.55

Warrants-Financings (2007, 2008 and 2011)	18,750,000	2.43	$0.29

Warrants-Placement Agent Warrants	793,641	2.01	$0.25
Warrants-Tangredi	3,000,000	2.01	$0.36

Warrants-Ehrenberg	250,000	2.35	$0.30

Warrants-Consulting Agreements	825,000	3.52	$0.31

Warrants-Note Conversions	2,302,538	3.18	$0.39

Warrants-Stock Purchases 2009	758,270	3.15	$0.34

Warrants-Mandelbaum	50,000	3.09	$0.19

Warrants-Services	400,000	3.81	$0.50

Total	27,805,141

Common Stock Issued For Services

The Company entered into an agreement for consulting services in April 2010. The term of the agreement is for twelve months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the initial 100,000 shares of common stock at $53,000 and the additional 100,000 shares of common stock at $36,000 and is expensing the fair value of those shares over life of the agreement. For the three months ended March 31, 2011, the Company has recorded $25,333 as consulting expense on its statement of operations and included $3,667 as prepaid expenses in the balance sheet.

On November 4, 2010, the Company entered into an agreement for legal services in exchange for 375,000 shares of Common Stock valued at $165,000. This cost is included in deferred offering costs in the accompanying balance sheet.

7.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a novel dehumidification system similar to the Company’s NanoAir prototype, that is operated by directly manipulating water vapor using a selectively permeable membrane made of a nano-structure solid polymer. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. The Company will receive the grant amount upon submission of reimbursement request for allowable expenses. As of March 31, 2011, the Company has incurred $129,091 in expenses and recognized the same amount as revenue related to this grant award.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. As of March 31, 2011, the Company has incurred $32,273 in expenses and recognized the same amount as revenue related to this grant award.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

8.	Genertec Agreement

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. As of March 31, 2011, the Company has $406,356 in accounts receivable and $500,000 in deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement. The Company is currently meeting with Genertec to resolve the payment of the receivable and expects that the amounts will be collected.

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

10.	Derivative Financial Instruments

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

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008 if the Company issues or sells shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The change in fair value of the warrants is recorded in the statement of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2011	2010
Exercise price	$0.25	$0.25
Market value of stock at end of period	$0.44	$0.40
Expected dividend rate	N/A	N/A
Expected volatility	164% – 173%	119% – 125%
Risk-free interest rate	0.97% – 1.25%	1.60%
Expected life in years	1.70 – 2.35	2.75 – 3.33
Shares underlying warrants outstanding classified as liabilities	15,543,641	15,653,641

All warrants issued by the Company other than the above noted warrants are classified as equity.

During the fourth quarter of the year ended December 31, 2010, the Company applied the guidance of Accounting Standards Codification 815-40 (ASC 815-40) and recorded a $618,801 gain on the fair value of the warrant liability for the year then ended. The warrants had been issued in December 2007, January 2008 and August 2008, in connection with convertible promissory notes and were originally accounted for as an equity instrument. Upon further review of the warrants, it was determined that these warrants were not indexed to the Company’s stock and therefore required derivative accounting treatment. Accordingly, the Company has restated its financial statements to reflect the proper accounting treatment. If the Company would have recorded these warrants as a derivative liability upon initial adoption of ASC 815-40, the Company would have recorded the following amounts in the accompanying balance sheet and income statement:

	Total Liabilities As previously Reported	Change	Total Liabilities As Restated	Stockholders’ Deficit As previously Reported	Change	Stockholders’ Deficit As Restated
March 31, 2010	$5,117,253	$6,085,147	$11,202,400	$(3,058,161)	$(6,085,147)	$(9,143,308)
June 30, 2010	$5,165,059	$4,250,053	$9,415,112	$(3,094,998)	$(4,250,053)	$(7,345,051)

September 30, 2010	$5,147,657	$4,861,284	$10,008,941	$(3,428,140)	$(4,861,284)	$(8,289,424)

	Other Inc (Exp) As previously Reported	Change	Other Inc (Exp) As Restated	Net Loss As previously Reported	Change	Net (Loss) Income As Restated	EPS As previously Reported	EPS As Restated
For the Three Months Ended:
March 31, 2010	$(46,504)	$(1,508,027)	$(1,554,531)	$(520,038)	$(1,508,027)	$(2,028,065)	$(0.02)	$(0.07)
June 30, 2010	$(55,233)	$1,835,094	$1,779,861	$(624,681)	$1,835,094	$1,210,413	$(0.02)	$0.04
September 30, 2010	$(55,933)	$(611,231)	$(667,164)	$(555,692)	$(611,231)	$(1,166,923)	$(0.02)	$(0.04)

11.	Subsequent Events

The Company entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, our President, Chief Executive Officer, and director, dated as of April 11, 2011. Mr. Tangredi’s employment agreement provides for an initial term of three years with the term extending on the second anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. Mr. Tangredi’s initial base salary is $170,000, with an increase to $220,000 per annum or a higher sum as our board of directors may set after the date on which we obtain $10 million or more in equity or debt financing. If our market capitalization at the end of the calendar year is more than two times greater than the year before Mr. Tangredi is to receive a cash payment of 2% of the difference in capitalization from last year to the current year. Additionally, at the discretion of our board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus which amount, if any, will not be below 100% of his effective base salary and not exceeding 300% of his then effective base salary; provided that, under certain extraordinary circumstances, Mr. Tangredi may be eligible for an annual bonus greater than 300% of his then effective base salary. Mr. Tangredi is entitled to medical, disability and life insurance, as well as 4 weeks of vacation annually, an automobile allowance of $800 per month, reimbursement of all reasonable business expenses, automobile insurance and maintenance and up to $7,500 for one executive conference or educational venue.

For each product for which we commence commercial sale or licensing during the term and receives more than $1 million of revenue during any 12 month period, Mr. Tangredi, in addition to any other compensation which he may receive under the agreement, shall be granted options to purchase a minimum of 250,000 shares of our common stock at an exercise price equal to either (i) the lower of: (a) $.50 per share or (b) the fair market value per share of the stock on the date of grant as determined in good faith by the Compensation Committee of the Board of Directors, if we have not conducted a secondary public offering prior to the date of grant, or (ii) at an exercise price equal to 75% of the market price of the common stock, if we have completed a secondary public offering of our common stock prior to the date of grant (with the market price to be the average of the closing sale prices during the five trading days immediately preceding the date of grant of the option).

In the event that the fair market value of our common stock (the average of the closing prices of the common stock for any five consecutive trading days, as reported by the principal exchange or other stock market on which the common stock is then traded) equals or exceeds 200% of the price at which we sell common stock in a secondary public offering (the “Target Value”) at any time during the term of the agreement, Mr. Tangredi shall be granted options to purchase 500,000 shares of common stock at an exercise price equal to 75% of the Target Value, on terms identical to the options provided for above.

In April 2011, the Company entered into an employment agreement with the Company’s General Counsel. The employment term is for four years with automatic renewals. The agreement includes an annual base salary of $120,000 with an increase to $150,000 upon completion of a successful Initial Public Offering of at least $10 million. The agreement also provides for a minimum of 50,000 options to be awarded annual along with other standard employment benefits.

On May 12, 2011, the holder of a promissory note issued by Dais Analytic Corporation (the “Company”) elected to apply all of the proceeds due and payable to the holder pursuant to such note in the principal amount of $620,000, plus accrued interest, to purchase the Company’s common stock, par value $0.01 per share (the “Common Stock”). The investor subscribed for and purchased from the Company 2,667,503 shares of Common Stock at a purchase price of $0.26 per share, resulting in an aggregate purchase price of $693,550 (the principal amount and related accrued interest under the note). As part of the purchase, the investor also received a five-year warrant to purchase 962,500 shares of Common Stock, at an exercise price of $.45 per share. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s shares, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, as part of this transaction, the warrants issued to this investor on December 20, 2007 and December 31, 2007 were amended to include a cashless exercise provision.

No other material subsequent events have occurred since March 31, 2011 that requires recognition or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

The initial product focus of the Company is ConsERV, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV products. We also have new product applications in various developmental stages. We believe that three of these additional product applications, including an advanced air conditioning system which is projected to use less energy and emit fewer emissions than most current HVAC equipment, a water clean-up process that may be useful in the creation of potable water from sea, brackish or waste water and an electrical energy storage device, may be brought to market in the foreseeable future if we receive adequate capital funding.

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

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional expenses as a result of being a reporting company including, but not limited to, director and officer insurance, director fees, SEC reporting and compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010
Revenues	$858,694	$407,312
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$700,890	$321,326
Percentage of revenues	81.6%	78.9%

Research and development expenses, net grant revenue	$2,036	$14,139
Percentage of revenues	.24%	3.5%

Selling, general and administrative expenses	$922,297	$545,381
Percentage of revenues	107.4%	133.9%

Interest expense	$163,539	$46,510
Percentage of revenues	19.0%	11.42%

Change in fair value of warrant liability	$2,352,106	$1,508,027
Percentage of revenues	273.9%	370.2%

Net loss	$(3,282,145)	$(2,028,065)
Percentage of revenues	(382.2)%	(497.9)%

Summary of Three Months Ended March 31, 2011 Results of Operations

REVENUES: Total revenues for the three months ended March 31, 2011 and 2010 were $858,694 and $407,312, respectively, an increase of $451,382 or 111%. The increase in revenues in the 2011 period is primarily attributable to an increase in ConsERV core sales by 94% and an increase in ConsERV System sales by 125%. The increases were due to generating additional sales in product enhancements and an increase in the number and size of its sales transactions in 2011 compared to 2010. During the three months ended March 31, 2011 and 2010, four customers accounted for approximately 57% and 58% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $379,564 to $700,890 and represented 82% of revenues, for the three months ended March 31, 2011 compared to $321,326 or 79% of revenues for the three months ended March 31, 2010. Gross profit margin decreased from 21% in 2010 to 18% in 2011. The decrease in the gross profit margin was due to an increase in the cost of materials due to the economy. The Company also had an increase in the cost of contract labor of approximately $22,000 and an increase in the cost of freight by approximately $13,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $922,297 for the three months ended March 31, 2011 increased $376,916 from $545,381 in the same period of 2010 or 68%. The increase was primarily due to an increase in stock based compensation by approximately $340,000 and an increase in advertising expense of approximately $22,000.

INTEREST EXPENSE: Interest expense was $163,539 for the three months ended March 31, 2011 compared to $46,510 for the same period of 2010, an increase of $117,029. During the three months ended March 31, 2011, $117,819 of interest expense was related to the amortization of the note discount and embedded beneficial conversion feature on a convertible note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $844,079 for the three months ended March 31, 2011 to $2,352,106 from $1,508,027 in the prior period ended March 31, 2010 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 10 in the accompanying Financial Statements.

NET LOSS: Net loss for the three months ended March 31, 2011 increased by $1,254,080 to $3,282,145 from $2,028,065 for the three months ended March 31, 2010. The increase in net loss is primarily due to the increase in selling, general and administrative expenses, interest expense and the change in fair value of warrant liability as discussed above.

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

During the three months ended March 31, 2011, $50,000 of principal on the Convertible Notes was outstanding, in default and due and payable in full. On March 23, 2011 this note was paid in full by Company. As of the date of this filing all Convertible Notes issued under the Financing have been paid in full or converted.

In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“2011 Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, add a conversion option to the Original Note and extend maturity date to March 22, 2012. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be due in full on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the “2011 Convertible Note” which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011 and is incorporated by reference to this annual report on Form 10K), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”), and indebtedness evidenced by the promissory note dated February 19, 2010 issued to RBC Capital Markets- Custodian of Leonard Samuels IRA (as amended) in the principal amount of $620,000.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into an Amendment to 2007 Warrant and an Amendment to 2009 Warrant to extend the term of the Stock Purchase Warrant, dated on or about December 31, 2007, and the term of the Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the 2011 Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

The 2011 Convertible Note is a hybrid financial instruments that blends characteristics of both debt and equity securities. The note embodies settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature). The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using the Monte Carlo simulation method. The fair value of the 2011 Convertible Note was estimated to be $1,964,905 on the date of the exchange, which resulted in a loss on extinguishment of debt of $964,905. Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $964,905 associated with the 2011 Convertible Note was reclassified to capital in excess of par value under the presumption that such net premium represented a capital contribution. Consequently, the 2011 Convertible Note is being carried at face value. The fair value of the additional warrant to purchase 1,000,000 shares and the value associated with the previously issued warrants that were amended was determined to be $716,890 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $1,681,795. Since the loan is held by a related party, the loss on extinguishment has been treated as a capital transaction and, as a result, this transaction had no net effect on capital in excess of par value.

Also, on March 22, 2011, the Company entered into a 10% Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which will is secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“collateral”). Pursuant to the Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 is due and payable on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $668,142. Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $2,019,231; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $831,859 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note and for the three months ended March 31, 2011, the Company recognized $117,819 in additional interest expense representing amortization of this debt discount.

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

In connection with such qualified offering, and subject to the terms and conditions of the Convertible Note, the Company will use reasonable efforts to include the Investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements, the Investor will not, if requested in writing by the underwriter, sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements.

The Company secured a loan from an investor in the principal amounts of $620,000. The Company issued the lender an unsecured promissory note with respect to said loan on February 19, 2010. Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before August 10, 2010. During the three months ended March 31, 2011, the note’s maturity date was extended to May 31, 2011.

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

We will be dependent upon our existing cash of $1,231,120 at March 31, 2011, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $2,500,000 and other contractual obligations of approximately $415,400. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through September 2012. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011, the Company incurred a net loss of $3,282,145 and has incurred significant losses since inception. As of March 31, 2011, the Company has an accumulated deficit of $38,920,107, negative working capital of $1,894,975 and a stockholders’ deficit of $8,083,205. The Company used $322,067 and $576,116 of cash from operations during the three months ended March 31, 2011 and 2010, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2011	2010
Cash flows used in operating activities	$(322,067)	$(576,116)
Cash flows used in investing activities	(16,487)	(9,541)
Cash flows provided by financing activities	1,265,018	545,000

Net increase (decrease) in cash and cash equivalents	$926,464	$(40,657)

Cash and cash equivalents as of March 31, 2011 was $1,231,120 compared to $1,044,971 as of March 31, 2010. Cash is primarily used to fund our working capital requirements.

As of March 31, 2011, the Company had an increase in working capital of $899,603, resulting in a working capital deficit of $1,961,885 compared to $2,861,488 of working capital deficit as of December 31, 2010. During the three months ended 2011, we used approximately $322,000 of cash to fund our operations, approximately $50,000 to repay debt, and approximately $16,500 to purchase property and equipment. These uses of cash are offset by approximately $1,500,000 of proceeds from the issuance of convertible debt received during the three months ended March 31, 2011.

Net cash used in operating activities was approximately $322,067 for the three months ended March 31, 2011 compared to approximately $576,116 for the same period in 2010. During the three months ended March 31, 2011, we used additional cash to fund operating losses of approximately $3,282,100 and working capital requirements of approximately $2,090,000 compared to the same period in 2010.

Net cash used in investing activities was approximately $16,500 for the three months ended March 31, 2011 compared to approximately $9,500 for the same period in 2010. During the three months ended March 31, 2011, we used additional cash for patents and to purchase equipment.

Net cash provided by financing activities was approximately $1,265,000 for the three months ended March 31, 2011 compared to approximately $545,000 for the same period in 2010. During the three months ended March 31, 2011, we received net proceeds of $1,500,000 from the issuance of debt net of $50,000 of payments on notes payable.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, the Company has enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of complex, nonstandard transactions on a timely basis. These changes to our internal controls could materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended March 31, 2011, the Company issued 17,500 shares of common stock valued at $6,475 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

In December, 2009, we obtained $1,000,000 of financing from Platinum-Montaur Life Sciences, LLC (“Investor”). Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“2011 Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note issued by the Company to Investor on or about December 17, 2009 (“Original Note”) to, among other things, extend the term to March 22, 2012. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be paid on March 22, 2012. Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the term. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. In addition, on March 22, 2011, in connection with the above Exchange Agreements, the Company entered into an Amendment to 2007 Warrant and an Amendment to 2009 Warrant to extend the term of the Stock Purchase Warrant, dated on or about December 31, 2007, and the term of the Stock Purchase Warrant, dated on or about March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued a Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

Also, on March 22, 2011, the Company entered into a Note and Warrant Purchase Agreement, Secured Convertible Promissory Note and Patent Security Agreement (“Financing Agreements”) with the above Investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the Investor has provided a bridge loan in the amount of $1,500,000 (“Loan”) to the Company, which is secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to this Secured Convertible Promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 will be paid on March 22, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money. On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2012.

Item 3.	Default Upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.	Reserved

During the three months ended March 31, 2011, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

On May 12, 2011, the holder of a promissory note issued by Dais Analytic Corporation (the “Company”) elected to apply all of the proceeds due and payable to the holder pursuant to such note in the principal amount of $620,000, plus accrued interest, to purchase the Company’s common stock, par value $0.01 per share (the “Common Stock”). The investor subscribed for and purchased from the Company 2,667,503 shares of Common Stock at a purchase price of $0.26 per share, resulting in an aggregate purchase price of $693,550 (the principal amount and related accrued interest under the note). As part of the purchase, the investor also received a five-year warrant to purchase 962,500 shares of Common Stock, at an exercise price of $.45 per share. The warrants are immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s shares, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, as part of this transaction, the warrants issued to this investor on December 20, 2007 and December 31, 2007 were amended to include a cashless exercise provision. The Common Stock was issued pursuant to exemption from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Item 6.	Exhibits

4.36	Fifth Amendment to Unsecured Promissory Note from RBC Capital Markets – Custodian for Leonard Samuels IRA, dated April 29, 2011

4.37	Amendment to 2007 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011

4.38	Amendment to 2009 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011

4.39	Stock Purchase Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011

4.40	Stock and Warrant Purchase Agreement dated May 12, 2011

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	May 16, 2011
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	May 16, 2011
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)