Form 10-K/A
period 2009-12-31
DAIS ANALYTIC CORP
filed 2011-06-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: none

Explanatory Note:

This Amendment No. 1 for Form 10K filed on March 30, 2010 for the year ended December 31, 2009 is being amended as follows:

(i)	to amend the Items listed below to restate our audited financial statements for the year ended December 31, 2009 to reflect the reclassification of certain warrants from equity to liabilities to properly account for the effect of the Company applying the guidance of Accounting Standards Codification 815-40 (ASC 815-40) (which became effective January 1, 2009) to warrants which had been issued in December 2007, January 2008 and August 2008, in connection with convertible promissory notes. Upon further review of the warrants, it was determined that these warrants were not indexed to the Company’s stock in the original Form 10K for December 31, 2009 and are required to be recorded as liabilities.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 – Financial Statements and Supplementary Data

and

(ii)	to amend the Item listed below to reflect a reassessment of our disclosure controls and procedures and internal control over financial reporting, as of December 31, 2009, in light of the restatement of our audited financial statements for the year ended December 31, 2009:

Item 9A – Controls and Procedures

We refer to the Original 2009 Form 10-K and this Amendment No. 1 as this “Annual Report on Form 10-K”. Except as discussed above the Company has not modified or updated disclosures presented in the Original 2009 Form 10-K. Accordingly, except as discussed above, this Amendment No. 1 does not reflect events occurring after the filing of the Original 2009 Form 10-K, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 2009 Original Form 10-K which was not impacted by the restatement. Events occurring after the filing of the 2009 Original Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s reports filed subsequent to the Original 2009 Form 10-K.

DAIS ANALYTIC CORPORATION

FORM 10-K

1

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

This Annual Report on Form 10-K/A contains forward-looking statements, including statements regarding, among other things:

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

Financing

From December 2007 to January 2008, we issued (i) 9% secured convertible promissory notes in an aggregate principal amount of $2,950,000 (the principal amount of which may be converted into 14,750,000 shares of common stock, par value $.01 per share) and (ii) warrants to purchase up to 14,750,000 shares of common stock at an exercise price of $.25 per share (the “Financing”). Aggregate gross proceeds to the Company from this Financing were $2,950,000. The notes issued in the Financing matured 12 months from the date of issuance and permitted conversion of all principal and interest into common stock at the option of the holder any time prior to the maturity date at a conversion price of $0.20 per share. The notes include standard default provisions and price protection with regards to issuance by the Company of common stock and common stock equivalents. The warrants issued in the Financing have a five-year term, cashless exercise provisions and anti-dilution protection. The anti-dilution protection in the warrants includes protection for stock dividends or splits, reclassification or capital reorganization as well as protection with regards to additional issuances of common stock or common stock equivalents. During the term each warrant holder has, upon full conversion or payment prior to the maturity date (as defined in the note), the right to exercise the warrant for all warrant shares. However, until such pay-off or full conversion of the note each holder is limited to the extent to which such holder may exercise the warrant to the same percentage to which the holder has converted the note. The exercise price under the warrants is $0.25 per share of common stock. Due to certain provisions within the warrant agreements issued in December 2007, January 2008 and August 2008, that require the warrant exercise price to be adjusted if the Company issues or sells shares below the exercise price, these warrants are not considered to be indexed to the Company’s stock. As a result, the warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 and the fair market value of these warrants was remeasured on January 1, 2009 and is being marked to market at each subsequent financial reporting period.

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

As previously mentioned, aside from our ConsERV™ product, the Company has three additional products under development. The Company intends to sell polymer membrane or polymer membrane incorporated into an application appropriate form, or to license the application. We do not intend to build and market the entire product. The three product applications include:

Application	Current Stage	Estimated Funding Required to Ready for Full Scale Commercialization [1]	Estimated Time to Initial Market Entry (post funding)

Water Clean-up (NanoClean) - A process using a low temperature, low pressure approach to process brackish and salt water into potable water.	3 Stage Alpha/Beta rd	$8 Million	12 – 30 months

Advanced Heating, Ventilating, and Air Conditioning (NanoAir)- A process using the nano-technology materials to create an advanced heating, ventilating, and air-conditioning system.	3rd Stage Alpha/Beta	$6 Million	12– 24 months

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

[1]	This step is defined as completing pilot or beta site performance and benchmark testing, obtaining (if needed) industry certification (s), and securing initial fundamentals to scale for production.

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

We have incurred substantial losses since we were funded in 1993 and have not achieved profitability in any year to date. We have only one product developed and marketed, ConsERV™, and anticipate all other products will take at least 12 to 48 months to develop. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring additional products to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, and executing to enter into strategic relationships. Furthermore, even if we achieve our projection of selling a greater number of ConsERV™ units in 2010, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products o a wider market. Our accumulated deficit was $34.2 million as of December 31, 2009. The reports from Cross, Fernandez and Riley, LLP, our independent registered public accounting firm, related to our December 31, 2009 financial statements contains their opinion that our net losses from operations, negative working capital and stockholder’s deficit raised substantial doubt about our ability to continue as a going concern. There has been no change in the Company’s position relative to the foregoing statements. It is possible that we will never generate sufficient revenue to achieve and sustain profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability.

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

RESTATEMENT OF PREVIOUSLY-ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In this Amendment No. 1, we have restated our previously issued financial statements and related disclosures for the year ended December 31, 2009 to reclassify warrants that we issued in December 2007, January 2008 and August 2008, based on a reassessment of the applicable accounting guidance. See further discussion of this restatement in Note 10 to our financial statements in Part II, Item 8 of this Form 10-K.

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

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,
	2009 (restated)	2008
Revenues	$1,531,215	$1,015,433
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$1,071,098	$796,217
Percentage of revenues	70.0. %	78.4%

Research and development	$6,600	$0
Percentage of revenues	.4%	0%

Selling, general and administrative expenses	$3,217,992	$2,935,552
Percentage of revenues	210.2%	289.1%

Change in fair value of warranty liability	$3,731,694	$0
Percentage of revenues	243.7%	0%

Interest Expense	$621,574	$3,282,768
Percentage of revenues	40.6%	323.3%

Net loss	$(7,117,076)	$(5,979,446)
Percentage of revenues	(464.8)%	(588.9)%

DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

REVENUES: Total revenues for the year ended December 31, 2009 and 2008 were $1,531,215 and $1,015,433 respectively, an increase of $515,782, or 50.8%. The increase in revenues for 2009 is primarily attributable to the Company increasing the sales price of the ConsERV™ products, introducing a new product to the ConsERV™ line generating additional sales in a new price category and an increase in the number and size of its sales transactions in 2009. The Company also attributes the sales increase to a realignment of its independent sales representatives. During the year ended December 31, 2009 and 2008, five and four customers accounted for approximately 66% and 64% of revenues, respectively.

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

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability was $3,731,694 for the year ended December 31, 2009 related to the initial recognition of the warrant liability during 2009 based on the Black-Scholes option pricing model. See Note 10 in the Financial Statements for further explanation. The Company did not recognize income or expense as a result of the change in fair value of warrant liability for the year ended December 31, 2008 as no warrant liabilities existed during that year.

NET LOSS: Net loss for the year ended December 31, 2009 increased by $1,137,630 to $7,117,076 from $5,979,446 for the year ended December 31, 2008. The increase in net loss is primarily due to the increases in sales, cost of sales, selling, general and administrative expenses and the change in fair value of the warrant liability, offset by the decrease in interest expense.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company incurred a net loss of $7,117,076 and has incurred significant losses since inception. As of December 31, 2009, the Company has an accumulated deficit of $34,204,369, negative working capital of $2,265,370 and a stockholders’ deficit of $7,256,058. The Company used $818,378 and $1,824,510 of cash from operations during 2009 and 2008, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on this original evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

In connection with the preparation of this Amendment No. 1, our Chief Executive Officer and our Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. In making this evaluation, they considered the restatement of the financial statements presented in Part II, Items 7 and 8, respectively, included in this Form 10-K/A and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard common stock warrant transactions. Solely as a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2009 based on such criteria for the reasons discussed below.

In the course of management’s evaluation, each of our Company’s CEO and CFO considered the restatement of the financial statements presented in Part II, Items 6, 7 and 8, respectively, included in this Form 10-K/A and concluded that such restatements were the result of a material weakness relating to the accounting and disclosure for complex and non-standard common stock warrant transactions. To address our Company’s material weakness related to the accounting and disclosure for complex and non-standard stockholders’ equity transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions on a timely basis.

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

Non-Employee Directors

Raymond Kazyaka Sr. was appointed to our board of directors in 1995. Mr. Kazyaka is the former President (1976-2006) and a cofounder of Wright Malta Corporation, which was founded in 1972. Wright Malta, liquidated in 2005, owned and operated the Malta Test Station, which had performed military product development for various governmental and commercial organizations. Mr. Kazyaka has also served as a consultant to the Canadian National Defense on facility noise abatement. Prior to founding Wright Malta, Mr. Kazyaka worked for General Electric as a rocket engine design engineer and a manager. Mr. Kazyaka holds several patents on rocket engine components and noise abatement systems, and is a senior member of the American Institute of Aeronautics and Astronautics. Mr. Kazyaka graduated from Union College with a degree in Mechanical Engineering in 1953.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)			Non - Equity Incentive Plan (g)	Non-qualified Deferred compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman of the Board of Directors (1)	2009 2008	$ $	170,000 170,000	— —	— —		$1,134,425 752,450	(3)	— —	— —	— —	$ $	1,304,425 922,450

Robert W. Brown Secretary and Vice President of Marketing	2009 2008	$ $	57,187 75,000	— —	— —	$	— 23,412		— —	— —	— —	$ $	57,187 98,412

Scott G. Ehrenberg, Chief Technology Officer	2009 2008	$ $	67,100 88,000	—	— —	$	— 84,337	(3)	— —	— —	— —	$ $	67,100 172,337

Judith C. Norstrud, Chief Financial Officer and Treasurer	2009		$13,447	—	—		$82,930	(3)	—	—	—		$96,377

(1)	Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2009 and 2008, Mr. Tangredi was paid $55,350 and $117,500, respectively and has accrued unpaid salary of $114,650 for 2009 and $52,500 for 2008. Additional accruals have been made for the years prior to 2008.

(2)	The amounts included in these columns are the aggregate dollar amounts of compensation expense recognized by us for financial statement reporting purposes in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2009 and December 31, 2008, and thus include amounts from option awards granted in and prior to the indicated year. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2009 and December 31, 2008, each as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise. During the fiscal year ended December 31, 2009, there were 472,733 option award forfeitures related to service-based vesting conditions.
(3)	In 2008 we issued Mr. Tangredi a warrant to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.36 per share. The warrant had a five year term, vested upon issuance, provided for a cashless exercise and contained standard anti-dilution provisions. In the same year we issued Mr. Ehrenberg a warrant to purchase 250,000 shares of Company’s common stock at the exercise price of $0.30 per share with all other terms and conditions being the same as those of the Tangredi warrant. During 2009, we issued Ms. Norstrud an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.45 per share. The option vests at a rate of 50,000 per quarter and has a term of five years.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	( i )	(j)
Timothy N.
Tangredi (1)	825,000		0	0	$.26	9/23/2014
	150,000		0	0	$.10	5/10/2015
	120,000		0	0	$.10	10/1/2015
	40,000		0	0	$.30	5/2/2016
	110,000		0	0	$.55	11/1/2016
	140,000		0	0	$.55	2/20/2017
	300,000		0	0	$.21	8/18/2017
	350,000		0	0	$.21	1/30/2018
	3,000,000	*	0	0	$.36	4/18/2013
	75,000		0	0	$.30	8/4/2018
	100,000		0	0	$.42	11/12/2019
	3,540,058		0	0	$.42	11/12/2019
* Warrant
Robert W.
Brown (2)	106,416		0	0	$.26	9/23/2014
	120,000		0	0	$.10	5/10/2015
	120,000		0	0	$.10	10/1/2015
	72,500		0	0	$.55	11/1/2016
	33,334		16,666	16,666	$.21	8/18/2017
	66,667		133,333	133,333	$.30	8/4/2018
Scott G.
Ehrenberg (3)	140,000		0	0	$.26	9/23/2014
	110,000		0	0	$.10	5/10/2015
	80,000		0	0	$.10	10/1/2015
	40,000		0	0	$.55	11/1/2016
	120,000		0	0	$.55	2/20/2017
	33,334		16,666	16,666	$.21	8/18/2017
	83,333		166,667	166,667	$.30	8/4/2018
	*250,000		0	0	$.30	8/4/2013
* Warrant
Judith C.
Norstrud (4)	0		200,000	200,000	$.45	10/15/2019
Patricia K.
Tangredi (5)	395,000		0	0	$.26	9/23/2014
	278,058		0	0	$.10	5/10/2015
	140,000		0	0	$.10	10/1/2015
	125,000		0	0	$.55	11/1/2016
	350,000		0	0	$.21	8/18/2017
	300,000		0	0	$.21	1/30/2018
	250,000		0	0	$.30	8/4/2018
	100,000		0	0	$.42	11/12/2019

(1)	Mr. Tangredi receives a salary of $170,000 per year, and a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. The April 2008 warrant grant to Mr. Tangredi was made by the Board of Directors in recognition for Mr. Tangredi’s achievement of the following goals: negotiating conversion of the convertible notes issued in the Additional Financing, securing a release with respect to the consulting agreement with Gray Capital Partners, Inc., securing and closing upon the Financing. In 2009 and 2008, Mr. Tangredi has accrued unpaid salary of $114,650 for 2009 and $52,500 for 2008. Additional accruals have been made for the years prior to 2008. All stock options issued to Mr. Tangredi were issued under the 2000 Plan.
(2)	All stock options issued to Mr. Brown were issued under the 2000 Plan.
(3)	All stock options issued to Mr. Ehrenberg were issued under the 2000 Plan.
(4)	All stock options issued to Ms. Norstrud were issued under the 2000 Plan.
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

Name of Beneficial Owner	Common Stock Beneficially Owned
	Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1)	10,835,916	27.2%
Robert W. Brown (Officer) (2)	518,916	1.8%
Scott G. Ehrenberg(3) (Officer)	939,466	3.1%
Judith Norstrud (Officer) (4)	50,000	.17%

David Longacre (Officer)	0	0%
Raymond Kazyaka Sr. (Director) (5)	504,600	1.7%
Robert W. Schwartz (Director) (6)	474,600	1.6%

Executive officers and directors as a group (7 persons)	13,323,498	31.58%

Brian A. Kelly 181C Hague Blvd. Glenmont, N.Y. 12077	2,254,085	7.7%
Michael Gostomski (7) 1666 Valley View Dr. Winnona, MN 55987	2,086,842	7.2%

Louis M. Jaffe (8) 1500 S. Ocean Blvd #5201 Boca Raton, FL 33432	3,631,646	12.0%

Michael Frederick Stone (9) 18 Ozone Avenue Venice, CA 90291	1,920,137	6.2%

Marisa Stadmauer (10) 26 Columbia Turnpike Florham Park, NJ 07932	1,835,373	6.1%

Mark Nordlich (11) 152 West 575th St. 4th Floor New York, NY 10019	3,324,740	11.4%
Erick Richardson (12) 10900 Wilshire Blvd. Suite 500 Los Angeles, CA 90024	1,863,677	6.2%
Leonard Samuels (13) 1011 Centennial Road Penn Valley, PA 19072	8,795,212	26.6%
Leah Kaplan Samuels (14) 1011 Centennial Road Penn Valley, PA 19072	2,576,746	8.6%

(1)	Includes 8,750,058 shares of common issuable upon exercise of stock options and warrants and 2,065,858 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 1,938,058 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.
(2)	Includes 518,916 shares of common stock issuable upon exercise of stock options.
(3)	Includes 856,666 shares of common stock issuable upon the exercise of stock options and warrants and 41,400 shares beneficially owned by Mr. Ehrenberg’s wife, Linda Ehrenberg.
(4)	Includes 50,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 504,600 shares of common stock issuable upon exercise of stock options.
(6)	Includes 474,600 shares of common stock issuable upon exercise of stock options.

(7)	Includes 18,750 common shares issuable upon exercise of certain warrant issued in connection with the conversion of notes issued in the Additional Financing. Also includes 499,875 shares of common stock issuable upon exercise of warrants issued in connection with the Financing and 288,462 shares of common stock issuable upon exercise of a certain warrant issued in connection with a March 2009 purchase of Company’s common stock.
(8)	Includes 666,500 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing to Louis M. Jaffe 2004 Intangible Asset Mgmt. TR U/A DTD 5/24/04 and 298,077 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. Also includes 1,817,061 shares held by the aforementioned trust, 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Jennifer Jaffe and 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Lara Jaffe Taylor. The natural person with voting power and investment power on behalf each of the aforementioned trusts is Louis M. Jaffe. Also includes 100,000 shares held by the Diana G. Jaffe Revocable Trust Dated 8/4/99 of which Diana G. Jaffe, Louis M. Jaffe’s wife, is the natural person with voting power and investment power on behalf of the trust and 250,000 shares of common stock issuable on exercise of a certain outstanding warrant issued to Louis M. Jaffe pursuant to a consulting agreement.
(9)	Includes 750,000 shares of common stock issuable upon conversion of certain outstanding convertible notes and 1,000,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing. Also includes 170, 137 shares of common stock issued upon conversion of all interest due under the Convertible Note.
(10)	Includes 999,750 shares of common stock issuable upon exercise of warrants issued in connection with the Financing in the name of MSSRPS, LLC. The natural person with voting power and investment power on behalf of MSSRPS, LLC is Marisa Stadmauer.
(11)	Includes 3,324,740 shares of common stock issued upon conversion of convertible notes. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlich. Not included above are 3,999,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing. The warrants, as amended, may not be exercised to the extent the shares resulting from such exercise, when aggregated with its other holdings of the our common stock as of the time of exercise, would result in Platinum Montaur Life Sciences, LLC holding in excess of 9.9% of all our common stock at the time of the exercise on a beneficially converted basis.
(12)	Includes 598,261 shares of common stock issuable upon conversion of certain outstanding convertible notes and 500,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing in the name of RP Capital LLC. Erick Richardson and Nimish Patel of Richardson & Patel LLP own RP Capital LLC. Also includes 373,108 shares in the name of Richardson & Patel LLP and warrants to purchase an additional 392,308 shares. Erick Richardson is a partner at Richardson & Patel LLP. The natural person with voting and investment control over the shares held by these entities is Erick Richardson.
(13)	Includes 825,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing and 80,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Also includes 3,193,466 shares of common stock issued upon conversion of convertible notes and 3,025,000 shares of common stock issuable upon exercise of certain outstanding warrants in the Financing issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA.
(14)	Includes 825,000 shares of common stock issuable upon exercise of warrants issued in connection with the Financing and 80,000 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1	Certificate of Incorporation of The Dais Corporation filed April 8, 1993*

3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed February 21, 1997*

3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation filed June 25, 1998*

3.4	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed December 13, 1999*

3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 26, 2000*

3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed September 28, 2000*

3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed August 28, 2007*

3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation filed March 20, 2008*

3.9	Bylaws of The Dais Corporation*

4.0	Certificate of Amendment to the Certificate of Incorporation filed December 17, 2009, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

4.1	Form of Non-Qualified Stock Option Agreement*

4.2	Form of Non-Qualified Option Agreement*

4.3	Form of Warrant (Daily Financing)*

4.4	Form of Warrant (Financing)*

4.5	Form of Warrant (Robb Trust Note and Additional Financing)*

4.6	Form of Placement Agent Warrant (Financing)*

4.7	Form of 9% Secured Convertible Note (Financing)*

4.8	Form of Note (Robb Trust Note)*

4.9	Form of Amendment to Note (Robb Trust Note)*

4.10	Form of Warrant (Note Conversion)**

4.11	Form of Warrant (2009 Stock Purchases)**

4.12	Unsecured Promissory Note (Gostomski), incorporated by reference to the exhibits included with the Form 10-K as filed on March 30, 2010

4.13	Unsecured Promissory Note from Platinum-Montaur, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on December 22, 2009

4.14	Unsecured Promissory Note from Samuels, incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010

4.15	Unsecured Promissory Note from RBC Capital Corp., incorporated by reference to the exhibits included with the Current Report on Form 8-K as filed on February 23, 2010.

10.1	2000 Equity Compensation Plan*

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement*

10.3	Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated July 29, 2008*

10.4	Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated July 29, 2008*

10.5	Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005*

10.6	First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005*

10.7	Form of Subscription Agreement (Daily Financing)*

10.8	Form of Subscription Agreement (Financing)*

10.9	Form of Registration Rights Agreement (Financing)*

10.10	Form of Secured Patent Agreement (Financing)*

10.11	Placement Agent Agreement between Dais Analytic Corporation and Legend Merchant Group, Inc., dated October 5, 2007*

10.12	Exclusive Distributorship Agreement between Genertec America, Inc. and Dais Analytic Corporation entered into August 21, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed August 27, 2009.

10.13	Employee Non-Disclosure and Non-Compete Agreement entered into between Judith Norstrud and Dais Analytic Corporation on October 15, 2009, incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed October 16, 2009.

10.14	2009 Long Term Incentive Plan, incorporated by reference to the exhibits included with the Definitive Proxy Statement Form DEF14A as filed on October 9, 2009

14.1	Code of Ethics incorporated by reference to the exhibits included with the Annual Report on Form 10-K as filed on March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-152940, as filed August 11, 2008.
**	Incorporated by reference to the exhibits included with the Current Report on Form 8-K, as filed March 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: June 13, 2011	By:	/S/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 13, 2011	By:	/S/ JUDITH C. NORSTRUD
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/S/ TIMOTHY N. TANGREDI Timothy N. Tangredi	Chairman of the Board, Chief Executive Officer and Director	June 13, 2011

/S/ ROBERT W. SCHWARTZ Robert W. Schwartz	Director	June 13, 2011

/S/ RAYMOND KAZYAKA SR. Raymond Kazyaka Sr.	Director	June 13, 2011

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

As more fully discussed in Note 10, the Company has restated the accompanying financial statements as of and for the year ended December 31, 2009 to correct errors in accounting for certain common stock warrants.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since inception and has a working capital deficit and stockholders’ deficit of $2,265,370 and $7,256,058 at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley LLP

Tampa, Florida

March 30, 2010, except for the effects of the matters described in Note 10,

as to which the date is June 14, 2011.

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

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 23, 2009

Dais Analytic Corporation

Balance Sheets

	December 31,
	2009	2008
	Restated
Assets
Current assets:
Cash and cash equivalents	$1,085,628	$26,867
Accounts receivable	187,434	188,970
Inventory	149,986	147,128
Loan costs, net of accumulated amortization	—	1,004
Prepaid expenses and other current assets	103,571	31,181

Total current assets	1,526,619	395,150

Property and equipment, net	19,383	26,933

Other assets:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $107,319 and $96,389 at December 31, 2009 and 2008, respectively	72,464	44,129

Total other assets	74,744	46,409

	$1,620,746	$468,492

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $150,740 and $105,925 at December 31, 2009 and 2008, respectively	$385,955	$380,022
Accrued compensation and related benefits	1,314,356	1,147,389
Accrued expenses, other	223,597	340,115
Current portion of deferred revenue	292,457	84,145
Current portion of notes payable	150,000	—
Current portion of notes payable, related party	1,425,624	2,245,488

Total current liabilities	3,791,989	4,197,159

Long-term liabilities:
Long-term portion of notes payable, related party	300,000	675,000
Warrant liability	4,577,119	—
Deferred revenue, net of current portion	207,696	293,769

Total long-term liabilities	5,084,815	968,769

Stockholders’ deficit:
Preferred stock; $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $0.01 par value; 200,000,000 shares authorized; 29,352,930 and 12,162,398 shares issued and 29,095,717 and 11,905,185 shares outstanding at December 31, 2009 and 2008, respectively	293,530	121,624
Capital in excess of par value	27,926,893	25,253,196
Prepaid services paid for with common stock	—	(23,375)
Accumulated deficit	(34,204,369)	(28,776,769)

	(5,983,946)	(3,425,324)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)

Total stockholders’ deficit	(7,256,058)	(4,697,436)

	$1,620,746	$468,492

The Accompanying notes are an integral part of the financial statements

Dais Analytic Corporation

Statements of Operations

	Year Ended December 31,
	2009	2008
	Restated
Revenue:
Sales	$1,447,071	$931,289
License fees	84,144	84,144

	1,531,215	1,015,433

Cost of goods sold	1,071,098	796,217

Gross Profit	460,117	219,216

Expenses:
Research and development	6,600	—
Selling, general and administrative	3,217,992	2,935,552

	3,224,592	2,935,552

Loss from operations	(2,764,475)	(2,716,336)

Other expense (income):
Change in fair value of warrant liability	3,731,694	—
Interest expense	621,574	3,282,768
Interest income	(667)	(19,658)

	4352,601	3,263,110

Net loss	$(7,117,076)	$(5,979,446)

Net loss per common share, basic and diluted	$(0.36)	$(0.57)

Weighted average number of common shares, basic and diluted	19,960,150	10,522,511

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Stockholders’ Deficit

Years Ended December 31, 2009 and 2008

	Common Stock		Capital in Excess of	Accumulated	Deferred Non-Cash Offering	Prepaid Services Paid for with Common	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Costs	Stock	Stock	Deficit
Balance, December 31, 2007	8,742,797	$87,428	$23,389,320	$(22,797,323)	$(55,000)	—	$(1,266,112)	$(641,687)
Issuance of common stock for conversion of notes payable and related accrued interest	439,293	4,393	104,147	—	—	—	—	108,540
Beneficial conversion feature	—	—	266,814	—	—	—	—	266,814
Issuance of warrants with convertible debt	—	—	298,005	—	—	—	—	298,005
Offering costs	—	—	(17,340)	—	—	—	—	(17,340)
Issuance of common stock and warrants for offering costs	392,308	3,923	(3,923)	—	—	—	—	—
Write off of non-cash offering costs	—	—	—	—	55,000	—	(6,000)	49,000
Issuance of common stock for services, net of amortization of $27,625	148,000	1,480	56,880	—	—	$(23,375)	—	34,985
Stock-based compensation expense	—	—	1,183,693	—	—	—	—	1,183,693
Issuance of common stock	2,440,000	24,400	(24,400)	—	—	—	—	—
Net loss	—	—	—	(5,979,446)	—	—	—	(5,979,446)

Balance, December 31, 2008	12,162,398	121,624	25,253,196	(28,776,769)	—	(23,375)	(1,272,112)	(4,697,436)
Issuance of common stock for conversion of notes payable and related accrued interest	13,553,822	135,538	2,576,062	—	—	—	—	2,711,600
Issuance of common stock and warrant for services	344,692	3,448	105,029	—	—	23,375	—	131,852
Stock-based compensation expense	—	—	1,504,669	—	—	—	—	1,504,669
Issuance of warrants for debt conversion			413,008	—	—	—	—	413,008
Issuance of common stock and warrants for cash	2,490,385	24,904	613,596	—	—	—	—	638,500
Cumulative effect of change in accounting principle for warrant classification			(3,623,448)	1,689,476				(1,933,972)
Exercise of warrants and options	801,633	8,016	1,084,781		—	—	—	1,092,797
Net loss	—	—	—	(7,117,076)	—	—	—	(7,117,076)

Balance, December 31, 2009 (restated)	29,352,930	$293,530	$27,926,893	$(34,204,369)	$—	$—	$(1,272,112)	$(7,256,058)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation

Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	restated
Operating activities
Net loss	(7,117,076)	$(5,979,446)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,826	16,187
Amortization of deferred loan costs	1,004	102,416
Amortization of discount on convertible notes	144	1,525,598
Amortization of the beneficial conversion feature on convertible notes	29,992	1,388,216
Write off of deferred noncash offering costs	—	49,000

Issuance of options and warrants for services	110,316	34,985
Stock based compensation expense	1,504,669	1,183,693
Issuance of common stock warrants to induce conversion of notes payable	413,008	—
Change in fair value of warrant liability	3,731,694
(Increase) decrease in:
Accounts receivable	1,536	(182,220)
Inventory	(2,858)	(73,499)
Prepaid expenses and other current assets	(50,853)	(7,263)
Increase (decrease) in:
Accounts payable and accrued expenses	251,014	150,091
Accrued compensation and related benefits	166,967	51,876
Deferred revenue	122,239	(84,144)

Net cash used by operating activities	(818,378)	(1,824,510)

Investing activities
Increase in patent costs	(39,265)
Purchase of property and equipment	(1,346)	(18,855)

Net cash used by investing activities	(40,611)	(18,855)

Financing activities
Proceeds from issuance of notes payable	1,565,000	500,000
Proceeds received from escrow	—	1,000,000
Payments on notes payable, related party	(290,000)	(100,000)
Payments for offering costs	—	(34,000)
Proceeds from advance from related party	222,900	—
Repayments of advance from related party	(222,900)	—
Issuance of common stock and exercise of warrants for cash	642,750	—

Net cash provided by financing activities	1,917,750	1,366,000

Net increase (decrease) in cash and cash equivalents	1,058,761	(477,365)

Cash and cash equivalents, beginning of period	26,867	504,232

Cash and cash equivalents, end of period	$1,085,628	$26,867

Cash paid during the year for interest	$42,651	$10,100

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2009 (restated) and 2008

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company incurred a net loss of $7,117,076 and has incurred significant losses since inception. As of December 31, 2009, the Company has an accumulated deficit of $ 34,204,369, negative working capital of $2,265,370 and a stockholders’ deficit of $7,256,058. The Company used $818,378 and $1,824,510 of cash from operations during 2009 and 2008, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

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

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

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

Years Ended December 31, 2009 (restated) and 2008

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

Non-Employee Stock-Based Compensation - The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non- Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. The fair value of warrants issued in 2009 and 2008 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years and 5-10 years, respectively; Estimated volatility 94% - 105% and 80% - 114%, respectively; Risk-free interest rate: 2.02% - 3.21% and 2.64% - 3.98%, respectively; Dividend yield: 0%.

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

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The Company’s financial liabilities measured at fair value consisted of the following as of December 31, 2009 and were valued as discussed in Note 10:

	Fair Value Measurements at December 31, 2009
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	4,577,119	—	—	4,577,119

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at January 1, 2009	$1,933,972
Exercise of warrants	(1,088,547)
Changes in fair value	3,731,694

Balance at December 31, 2009	$4,577,119

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

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010- 06 on January 1, 2010, which had no material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Furniture and fixtures	$33,530	$33,530
Computer equipment	57,344	106,260
Office and lab equipment	194,429	194,429

	285,303	334,219
Less accumulated depreciation	265,920	307,286

	$19,383	$26,933

5. Notes Payable

Notes payable consist of the following:

	December 31,
	2009	2008
Convertible notes payable; interest at 9.0%; $150,000 currently in default; collateralized by the Company’s patents and patent applications,	$150,000	$2,919,864
Convertible notes payable, related party; interest at 9%; collateralized by the Company’s patents and patent applications	175,000	—
Note payable to investor; 7% interest; unsecured; due January 16, 2011	300,000	—
Note payable to investor; interest at 10% per annum; due June 17, 2010	1,000,000	—
Note payable to an investor; 10% interest; unsecured; due June 30, 2010	250,000	—
Note payable; related party	624	624

	1,875,624	2,920,488
Less amounts currently due	1,575,624	2,245,488

	$300,000	$675,000

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

Convertible Notes

During December 2007 and January 2008, the Company issued convertible promissory notes (the “Convertible Notes”) and warrants to purchase common stock in exchange for proceeds totaling $2,950,000. The Convertible Notes bear interest at nine percent per annum and have stated maturity dates from December 2008 to January 2009. The Convertible Notes are repayable in cash or convertible into shares of the Company’s stock at a rate of one share per $0.20 of outstanding principal and interest. Warrants to purchase 14,750,000 shares of the Company’s common stock accompanying the Convertible Notes are, subject to certain limitations, exercisable at $0.25 per share, vest immediately, and expire between December 2012 and January 2013. Due to certain adjustments that may be made to the terms of the warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sell shares below the exercise price, the warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants were remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The Company has restated their December 31, 2009 Financial Statements to reflect this adjustment, see Note 10.

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

Years Ended December 31, 2009 (restated) and 2008

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

575,000

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

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

Years Ended December 31, 2009 (restated) and 2008

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

Years Ended December 31, 2009 (restated) and 2008

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

Years Ended December 31, 2009 (restated) and 2008

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

Years Ended December 31, 2009 (restated) and 2008

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

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

10. Derivative Financial Instruments and Restatement

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

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and was reclassified out of equity to a liability classification via a net cumulative effect adjustment of ($1,933,972) resulting in a $3,623,448 decrease to capital in excess of par value and a $1,689,476 decrease in accumulated deficit. The warrants are marked to market at each subsequent financial reporting period. The change in fair value of the warrants is recorded in the statement of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31, 2009
Exercise price	$0.25
Market value of stock at end of period	$0.30
Expected dividend rate	N/A
Expected volatility	112% – 11	7%
Risk-free interest rate	1.70% – 2.2	0%
Expected life in years	3.00 – 3.58
Shares underlying warrants outstanding classified as liabilities	15,543,641

All warrants issued by the Company other than the above noted warrants are classified as equity.

If the Company would have recorded these warrants as a derivative liability upon initial adoption of ASC 815-40, the Company would have recorded the following amounts in the accompanying balance sheet and statements of operations:

	Total Liabilities As previously Reported	Change	Total Liabilities As Restated	Stockholders’ Deficit As previously Reported	Change	Stockholders’ Deficit As Restated
March 31, 2009	$4,599,317	$2,080,830	$6,680,147	$(4,246,075)	$(2,080,830)	$(6,326,905)
June 30, 2009	$4,565,431	$2,425,223	$6,990,654	$(3,982,146)	$(2,425,223)	$(6,407,369)
September 30, 2009	$3,968,231	$10,774,888	$14,743,119	$(3,158,106)	$(10,774,888)	$(13,932,994)
December 31, 2009	$4,299,685	$4,577,119	$8,876,805	$(2,678,939)	$(4,577,119)	$(7,256,058)

	Other Inc (Exp) As previously Reported	Change	Other Inc (Exp) As Restated	Net Loss As previously Reported	Change	Net (Loss) Income As Restated	EPS As previously Reported	EPS As Restated
For the Three Months Ended:
March 31, 2009	$(156,161)	$(146,858)	$(303,019)	$(648,786)	$(146,858)	$(795,644)	$(0.05)	$(0.06)
June 30, 2009	$(95,353)	$(344,392)	$(439,745)	$(344,000)	$(344,392)	$(688,392)	$(0.04)	$(0.04)
September 30, 2009	$(203,771)	$(9,438,212)	$(9,641,983)	$(436,927)	$(9,438,212)	$(9,875,139)	$(0.06)	$(0.50)
For the Year Ended December 31, 2009	$(620,907)	$(3,731,694)	$(4,352,601)	$(3,385,382)	$(3,731,694)	$(7,117,076)	$(0.17)	$(0.36)

Dais Analytic Corporation

Notes to Financial Statements—(Continued)

Years Ended December 31, 2009 (restated) and 2008

11. Deferred Revenue

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

12. Commitments and Contingencies

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

13. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2009 and 2008.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2009	2008
	(restated)
Tax benefit at U.S. statutory rate	(2,420,000)	$(2,033,100)
State income tax benefit, net of federal benefit	(258,000)	(217,100)
Effect of non-deductible expenses	1,000	3,000
Stock-based compensation	536,000	403,000
Change in warrant valuation	1,269,000
Other adjustments	994,000	1,383,000
Change in valuation allowance	(132,000)	461,200

	$—	$—

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

Years Ended December 31, 2009 (restated) and 2008

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

14. Genertec Agreement

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

15. Subsequent Events

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

Years Ended December 31, 2009 (restated) and 2008

The Company has evaluated subsequent events through March 30, 2010, the date on which this Form 10-K was filed with the Securities and Exchange Commission.