Form 10-K/A
period 2010-12-31
DAIS ANALYTIC CORP
filed 2011-06-15
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ________to__________

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

Documents incorporated by reference: none

Explanatory Note:  The Company is filing this amendment to include a revised audit opinion that states that the 2009 financial statements have been restated for the correction of a misstatement, see Footnote 12.

DAIS ANALYTIC CORPORATION
FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page 6, which are included in this Annual Report on Form 10-K/A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: June 14, 2011	By:	/S/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 14, 2011	By:	/S/ JUDITH C. NORSTRUD
Judith C. Norstrud Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/S/ TIMOTHY N. TANGREDI		June 14, 2011
Timothy N. Tangredi	Chairman of the Board, Chief Executive Officer and Director

/S/ ROBERT W. SCHWARTZ	Director	June 14, 2011
Robert W. Schwartz

/S/ RAYMOND KAZYAKA SR.	Director	June 14, 2011
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

As more fully discussed in Note 12, the Company has restated the accompanying financial statements as of and for the year ended December 31, 2009 to correct errors in accounting for certain common stock warrants.

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

The accompanying notes are an integral part of the financial statements

Dais Analytic Corporation
Statements of Operations

	Year Ended December 31,
	2010	2009
		Restated
Revenue:
Sales	$3,260,468	$1,447,071
License fees	82,000	84,144

	3,342,468	1,531,215

Cost of goods sold	2,290,041	1,071,098

Gross profit	1,052,427	460,117
Expenses:
Research and development expenses, net of government grant proceeds of $99,732 and $0	238,182	6,600
Selling, general and administrative	2,693,092	3,217,992
	2,931,274	3,224,592

Loss from operations	(1,878,847)	(2,764,475)
Other expense (income):
Other (income)	(36,003)	—
Change in fair value of warrant liability	(618,801)	3,731,694
Interest expense	209,550	621,574
Interest income	—	(667)

	(445,254)	4,352,601

Net loss	$(1,433,593)	$(7,117,076)

Net loss per common share, basic and diluted	$(0.05)	$(0.36)

Weighted average number of common shares, basic and diluted	29,985,632	19,960,150

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