Form 10-Q/A
period 2011-03-31
DAIS ANALYTIC CORP
filed 2011-06-15
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This amendment is being filed to correct a typographical error on the certifications.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q/A and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

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

Item 6.	Exhibits

4.36	Fifth Amendment to Unsecured Promissory Note from RBC Capital Markets – Custodian for Leonard Samuels IRA, dated April 29, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

4.37
Amendment to 2007 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

4.38
Amendment to 2009 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

4.39
Stock Purchase Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

4.40	Stock and Warrant Purchase Agreement dated May 12, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	June 14, 2011
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	June 14, 2011
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)