Form 10-Q
period 2011-06-30
DAIS ANALYTIC CORP
filed 2011-08-10
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 000-53554

DAIS ANALYTIC CORPORATION
(Exact name of Registrant as specified in its charter)

New York	14-1760865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11552 Prosperous Drive, Odessa, FL 33556
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (727) 375-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 36,095,064 shares of the Registrant’s $0.01 par value common stock outstanding as of August 1, 2011.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION
Dais Analytic Corporation
Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$841,797	$304,656
Accounts receivable, net of allowance for doubtful accounts of $18,650 and $0 at June 30, 2011 and December 31, 2010, respectively	807,967	828,632
Other receivables	69,526	59,526
Inventory	371,970	294,069
Deferred offering costs	547,376	175,000
Debt issue costs	49,807	—
Prepaid expenses and other current assets	57,916	83,136
Total current assets	2,746,359	1,745,019

Property and equipment, net	144,914	147,911

Other assets:
Deposits	2,280	3,280
Patents, net of accumulated amortization of $120,890 and $112,240 at June 30, 2011 and December 31, 2010, respectively	79,309	74,363
Total other assets	81,589	77,643
	$2,972,862	$1,970,573
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $434,437 and $151,440 at June 30, 2011 and December 31, 2010, respectively	$877,239	$620,196
Accrued compensation and related benefits	1,405,606	1,426,022
Accrued expenses, other	268,374	241,861
Current portion of deferred revenue	590,541	647,804
Current portion of convertible notes payable	—	50,000
Current portion of notes payable, related party	624	1,620,624
Current portion of convertible notes payable, related party net of unamortized discount of $1,049,432 and $0 at June 30, 2011 and December 31, 2010, respectively	1,450,568	—

Total current liabilities	4,592,952	4,606,507

Long-term liabilities:
Warrant liability	4,616,255	3,958,318
Deferred revenue, less current portion	86,840	127,840
Total long-term liabilities	4,703,095	4,086,158
Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 36,352,277 and 33,563,428 shares issued and 36,095,064 and 33,306,215 shares outstanding at June 30, 2011 and December 31, 2010, respectively	363,523	335,635
Capital in excess of par value	32,713,926	29,852,347
Accumulated deficit	(38,128,522)	(35,637,962)
	(5,051,073)	(5,449,980)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total stockholders’ deficit	(6,323,185)	(6,722,092)

	$2,972,862	$1,970,573

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(restated)		(restated)
Revenue:
Sales	$1,103,579	$989,642	$1,941,773	$1,376,424
License fees	20,500	20,500	41,000	41,030
	1,124,079	1,010,142	1,982,773	1,417,454

Cost of goods sold	806,674	550,196	1,507,564	871,522
Gross profit	317,405	459,946	475,209	545,932
Expenses:
Research and development expenses, net of government grant proceeds of $126,109, $0, 287,473 and $0, respectively	11,119	—	13,155	—
Selling, general and administrative	792,606	1,029,394	1,714,903	1,588,914
	803,725	1,029,394	1,728,058	1,588,914
Loss from operations	(486,320)	(569,448)	(1,252,849)	(1,042,982)

Other expense (income):
Change in fair value of warrant liability	(1,694,170)	(1,835,094)	657,937	(327,066)
Interest expense	416,899	55,233	580,438	101,736
Interest income	(634)	—	(664)	—
	(1,277,905)	(1,779,861)	1,237,711	(225,330)
Net income (loss)	$791,585	$1,210,413	$(2,490,560)	$(817,652)

Net income (loss) per common share, basic	$0.02	$0.04	$(0.07)	$(0.03)
Net income (loss) per common share, diluted	$0.02	$0.03	$(0.07)	$(0.03)

Weighted average number of common shares, basic	35,089,169	29,800,194	34,335,348	29,577,797
Weighted average number of common shares, diluted	56,239,845	40,245,491	34,335,348	29,577,797

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Stockholders’ Deficit
(Unaudited)
For the Six Months Ended June 30, 2011

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Stock	Deficit
Balance, December 31, 2010	33,563,428	$335,635	$29,852,347	$(35,637,962)	$(1,272,112)	$(6,722,092)
Issuance of common stock for services	121,346	1,213	41,608	—	—	42,821
Stock based compensation	—	—	630,096	—	—	630,096
Warrant issued with convertible note payable, related party	—	—	435,240	—	—	435,240
Beneficial conversion feature on convertible notes payable, related party	—	—	1,064,760	—	—	1,064,760
Issuance of common stock in exchange for settlement of debt	2,667,503	26,675	666,875	—	—	693,550
Revaluation of common stock issued to vendors for services	—	—	23,000	—	—	23,000
Net loss	—	—	—	(2,490,560)	—	(2,490,560)
Balance, June 30, 2011	36,352,277	$363,523	$32,713,926	$(38,128,522)	$(1,272,112)	$(6,323,185)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
		(restated)
Operating activities
Net loss	$(2,490,560)	$(817,652)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,393	2,153
Amortization of discount and beneficial conversion feature on notes payable	450,568	—
Issuance of common stock, stock options and stock warrants for services and amortization of common stock issued for services	87,937	163,164
Stock based compensation	630,096	478,548
Change in fair value of warrant liability	657,937	(327,066)
Increase in allowance for doubtful accounts	18,450	—
(Increase) decrease in:
Accounts receivable	2,215	(999,829)
Other receivables	(10,000)	—
Inventory	(77,901)	(96,982)
Prepaid expenses and other current assets	4,104	(6,415)
Increase (decrease) in:
Accounts payable and accrued expenses	357,106	51,279
Accrued compensation and related benefits	(20,416)	56,667
Deferred revenue	(98,263)	312,428
Net cash used by operating activities	(463,334)	(1,183,705)

Investing activities
Increase in patent costs	(13,596)	—
Purchase of property and equipment	(13,746)	(10,484)
Net cash used by investing activities	(27,342)	(10,484)

Financing activities
Proceeds from issuance of notes payable, related party	1,500,000	620,000
Payments on notes payable	(50,000)	(100,000)
Payments for debt issue costs and deferred offering costs	(422,183)	—
Net cash provided by financing activities	1,027,817	520,000

Net increase (decrease) in cash and cash equivalents	537,141	(674,189)

Cash and cash equivalents, beginning of period	304,656	1,085,628
Cash and cash equivalents, end of period	$841,797	$411,439
Supplemental cash flow information:

Cash paid during the year for interest	$34,158	$—

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2011, a note holder elected to apply all of the proceeds due and payable under note, including all accrued interest, to purchase 2,667,503 shares of the Company’s Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $693,550.

During the six months ended June 30, 2011, the Company issued a convertible note payable with a beneficial conversion feature of $1,064,760 and a discount equivalent to the relative fair value of the accompanying warrant of $435,240.

During the six months ended June 30, 2010, the Company issued 375,000 shares of common stock in conversion of $75,000 of notes payable.

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2011
(Unaudited)

1.	Background Information

The accompanying financial statements of Dais Analytic Corporation (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2011.

Dais Analytic Corporation, a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 with its corporate headquarters located in Odessa, Florida.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2011, the Company incurred net income of $791,585 and net loss of $2,490,560, respectively. As of June 30, 2011, the Company has an accumulated deficit of $38,128,522, negative working capital of $1,846,593 and a stockholder’s deficit of $6,323,185. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2011 and 2010, (b) the financial position at June 30, 2011 and December 31, 2010, and (c) cash flows for the six month periods ended June 30, 2011 and 2010, have been made.

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

Accounts receivable - The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At June 30, 2011, the day’s sales outstanding were 76, as compared to 93 at December 31, 2010. Based on management’s review of accounts receivable, an allowance of $18,450 is considered adequate at June 30, 2011, based on an analysis of accounts receivable balances and no allowance for doubtful accounts was considered necessary at December 31, 2010.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. This policy applies to all of our customers, including Genertec America (a distribution agreement) and CAST Systems Control Technology Co. (an agreement for the purchase of specific goods). During the six months ended June 30, 2011 and 2010, four and five customers accounted for approximately 52% and 55% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $15,000 for future warranty expenses at June 30, 2011.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $20,500 and $41,000 from license agreements for the three and six months ended June 30, 2011 and 2010, respectively.

Employee stock-based compensation - The Company recognizes all share-based awards to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The fair value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Dividend rate	0%	0%
Risk free interest rate	2.70 – 2.93%	2.38% - 2.59%
Expected term	6.5 years	5 – 10 years
Expected volatility	101 - 103%	96% - 107%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity.  The Company used a peer company’s historical activity due to the limited trading volume and historical information of the Company’s own common stock.

Forfeitures of unvested options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the six month periods ended June 30, 2011 and 2010, respectively.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the six months ended June 30, 2011, the Company issued 121,346 shares of common stock valued at $42,821 for services rendered. During the six months ended June 30, 2010, the Company issued 186,000 shares of common stock valued at $175,111 for services rendered.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended June 30, 2011 and 2010, the Company incurred research and development costs of approximately $137,200 and $0, respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred research and development costs of approximately $300,600 and $0, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and six months ended June 30, 2011, the Company recorded approximately $126,100 and $287,500, respectively, in grant proceeds against research and development expenses on the statement of operations. No such grant proceeds were recognized for the three and six months ended June 30, 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $736,506 at June 30, 2011. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company’s financial liabilities measured at fair value consisted of the following as of June 30, 2011:

	Fair Value Measurements
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$4,616,255	—	—	$4,616,255

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2010	$3,958,318
Changes in fair value	657,937
Balance at June 30, 2011	$4,616,255

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

Earnings (Loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At June 30, 2011 and 2010, the Company had 52,026,555 and 38,043,167 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:	(1)	(2)

Net income (loss) to common shareholders	$791,585	$1,210,413	$(2,490,560)	$(817,652)
Interest on convertible debentures	62,500	5,625	—	—

Net income (loss) available to common stockholders	$854,085	$1,216,038	$(2,490,560)	$(817,652)

Denominator:
Weighted average basic shares outstanding	35,089,169	29,800,194	34,335,348	29,577,797
Effect of dilutive securities:
Convertible debt	10,363,542	981,090	—	—
Stock options	4,085,153	4,617,032	—	—
Stock warrants	6,701,980	4,847,175	—	—

Weighted average fully diluted shares outstanding	56,239,845	40,245,491	34,335,348	29,577,797

Net income (loss) per common share—Basic	$0.02	$0.04	$(0.07)	$(0.03)

Net income (loss) per common share—Diluted	$0.02	$0.03	$(0.07)	$(0.03)

(1)	For the three months ended June 30, 2011, 13,185,937 stock options and 22,065,661 warrants were excluded as their exercise price was higher than the Company's average stock price for the quarter.

(2)	For the three months ended June 30, 2010, 10,473,225 stock options and 18,480,428 warrants were excluded as their exercise price was higher than the Company's average stock price for the quarter.

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

Reclassifications - Certain reclassifications have been made to the financial statements as of and for the periods ended December 31, 2010 and June 30, 2010 to conform to the presentation as of and for the three and six months ended June 30, 2011.

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

Other recent accounting pronouncements issued by the FASB (including EITF), the AICPA and the SEC did not have, or are not expected to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	June 30, 2011	December 31, 2010
Convertible note payable; interest at 9%; collateralized by the Company’s patents and patent applications	$—	$50,000
Convertible note payable, related party; interest at 10% per annum; due in full March 22, 2012	1,000,000	1,000,000
Secured convertible note payable, related party; interest at 10% per annum; due March 22, 2012	1,500,000	—
Note payable, related party; 10% interest; unsecured; paid in full	—	620,000

Note payable; related party	624	624

	2,500,624	1,670,624

Less unamortized discount	(1,049,432)	—

Less amounts currently due, net of unamortized discount	1,451,192	1,670,624
Long-term portion	$—	$—

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

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into amendments to existing warrant agreements with the investor to extend the terms of the existing Stock Purchase Warrants, dated on or about December 31, 2007 and March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional Stock Purchase Warrant to the investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the Convertible Note in full, or the date of conversion of the Convertible Note by the investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

The 2011 Convertible Note is a hybrid financial instruments that blends characteristics of both debt and equity securities. The note embodies settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature). The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using the Monte Carlo simulation method. The fair value of the 2011 Convertible Note was estimated to be $1,964,905 on the date of the exchange, which resulted in a loss on extinguishment of debt of $964,905. Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $964,905 associated with the 2011 Convertible Note was reclassified to capital in excess of par value under the presumption that such net premium represented a capital contribution. Consequently, the 2011 Convertible Note is being carried at face value. The fair value of the additional warrant to purchase 1,000,000 shares and the value associated with the previously issued warrants that were amended was determined to be $716,890 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $1,681,795. Since the loan is held by a related party, the loss on extinguishment has been treated as a capital transaction and, as a result, this transaction had no effect on capital in excess of par value.

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

On March 22, 2011, in connection with the above Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the six and three months ended June 30, 2011, the Company recognized $450,568 and $332,749, respectively, in additional interest expense representing amortization of this debt discount.

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

As previously noted, on February 19, 2010, the Company issued an unsecured promissory note from RBC Capital Markets- Custodian of Leonard Samuels IRA in the principal amounts of $620,000.  Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before August 10, 2010, which has been extended to May 31, 2011. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes without holder’s permission. During the term of the note, the note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.  On May 12, 2011, the investor elected to apply all of the proceeds due and payable under the promissory note, including all accrued interest, to the purchase of the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and received 2,667,503 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $693,550.  As part of the purchase, the investor also received a five-year warrant to purchase 962,500 shares of Common Stock, at an exercise price of $0.45 per share. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s shares, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, as part of this transaction, the warrants issued to this investor on December 20, 2007 and December 31, 2007 were amended to include a cashless exercise provision.

The number of shares issued was based upon an agreed-upon per share price of $0.26, which was below the underlying fair value of the Company’s common stock on May 12, 2011 of $0.40 resulting in a loss on extinguishment of debt of $373,450.  The fair value of the five year warrant that was issued was determined to be $310,652 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $684,102.  Since the investor is a related party, the loss on extinguishment has been recorded as a capital transaction and, as a result, had no effect on capital in excess of par.

Accrued interest on the above outstanding notes was $194,521 and $157,683 at June 30, 2011 and December 31, 2010, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 and $22,800 each of the three and six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, $45,779 and $151,440, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of June 30, 2011 and December 31, 2010 of $1,405,606 and $1,426,022, respectively.

The Company has contracted with Richardson and Patel LLP, a stockholder, for legal services rendered in connection with the Form S-1 Offering. As of June 30, 2011, the Company has included approximately $388,000 in accounts payable.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6.	Stock Options and Warrants

Options
In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan (“2000 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”), respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 15,000,000 shares of common stock to be issued pursuant to the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during six months ended June 30, 2011 and 2010 was $0.27 and $0.24 per option, respectively. There were no options exercised during the six months ended June 30, 2011 and 2010.

The following summarizes the information relating to outstanding stock options activity with employees during 2011 and 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	14,897,757	$0.25	7.19	$946,754
Granted	2,510,000	$0.33
Expired/Forfeited	(136,667)	$0.11
Outstanding at June 30, 2011	17,271,090	$0.32	7.04	$1,406,643
Exercisable at June 30, 2011	15,958,937	$0.32	6.86	$1,326,355

Stock compensation expense was approximately $238,500 and $630,100 for the three and six months ended June 30, 2011, respectively, and approximately $397,700 and $478,500 for the three and six months ended June 30, 2010, respectively. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was approximately $527,200 and $30,800, respectively.

As of June 30, 2011, there was approximately $319,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $82,000, $160,000 and $77,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2011, and for the fiscal years ending 2012 and 2013, respectively.

The following table represents our non-vested share-based payment activity with employees for the six months ended June 30, 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2010	1,063,194	$0.25
Granted	2,510,000	$0.27
Vested	(2,261,041)	$0.24
Nonvested options – June 30, 2011	1,312,153	$0.24

Warrants

At June 30, 2011, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	.49	$0.55
Warrants-Additional Financing	428,637	1.21	$0.40
Warrants-Robb Trust Note	50,000	.93	$0.55
Warrants-Financings (2007, 2008 and 2011)	18,750,000	2.19	$0.29
Warrants-Placement Agent Warrants	793,641	1.76	$0.25
Warrants-Tangredi	3,000,000	1.76	$0.36
Warrants-Ehrenberg	250,000	2.10	$0.30
Warrants-Consulting Agreements	825,000	3.28	$0.31
Warrants-Note Conversions	2,302,538	2.93	$0.39
Warrants-Stock Purchases	1,720,770	4.00	$0.40
Warrants-Mandelbaum	50,000	2.84	$0.19
Warrants-Services	400,000	3.56	$0.50
Tota	28,767,641

Common Stock Issued For Services

The Company issued 103,846 shares of common stock during the six months ended June 30, 2011 valued at $36,346 for legal services provided from January 1, 2011 through June 30, 2011. For the three and six months ended June 30, 2011, the Company has recorded $18,173 and $36,346, respectively, as legal expense related to these services in its statements of operations.

The Company entered into an agreement for consulting services in April 2010. The term of the agreement is for seventeen months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the initial 100,000 shares of common stock at $53,000 and the additional 100,000 shares of common stock at $36,000 and is expensing the fair value of those shares over life of the agreement. For the three and six months ended June 30, 2011, the Company has recorded $3,667 and $29,000 as consulting expense on its statements of operations.

On November 4, 2010, the Company entered into an agreement for legal services relating to our pending public offering in exchange for 375,000 shares of Common Stock valued at $165,000. This cost is included in deferred offering costs in the accompanying balance sheet.

7.	Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, our President, Chief Executive Officer, and director, dated as of May 23, 2011. Mr. Tangredi’s employment agreement provides for an initial term of three years with the term extending on the second anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. Mr. Tangredi’s initial base salary is $170,000, with an increase to $210,000 per annum or a higher sum as our board of directors may set after the date on which we obtain $10 million or more in equity or debt financing. If our market capitalization at the end of the calendar year is more than two times greater than the year before Mr. Tangredi is to receive a cash payment of 0.25% of the difference in capitalization from last year to the current year. Additionally, at the discretion of our board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus which amount, if any, will not be below 75% of his effective base salary and not exceeding 200% of his then effective base salary; provided that, under certain extraordinary circumstances, Mr. Tangredi may be eligible for an annual bonus greater than 200% of his then effective base salary. Mr. Tangredi is entitled to medical, disability and life insurance, as well as 4 weeks of vacation annually, an automobile allowance of $800 per month, reimbursement of all reasonable business expenses, automobile insurance and maintenance and up to $7,500 for one executive conference or educational venue.

For each product for which we commence commercial sale or licensing during the term and receives more than $1 million of revenue during any 12 month period, Mr. Tangredi, in addition to any other compensation which he may receive under the agreement, shall be granted options to purchase a minimum of 200,000 shares of our common stock at an exercise price equal to either (i) the lower of: (a) $.50 per share or (b) the fair market value per share of the stock on the date of grant as determined in good faith by the Compensation Committee of the Board of Directors, if we have not conducted a secondary public offering prior to the date of grant, or (ii) at an exercise price equal to 75% of the market price of the common stock, if we have completed a secondary public offering of our common stock prior to the date of grant (with the market price to be the average of the closing sale prices during the five trading days immediately preceding the date of grant of the option).

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

In April 2011, the Company entered into an employment agreement with the Company’s General Counsel, Patricia Tangredi. The employment term is for four years with automatic renewals. The agreement includes an annual base salary of $120,000 with an increase to $150,000 upon completion of a successful Initial Public Offering of at least $10 million. The agreement also provides for a minimum of 50,000 options to be awarded annually along with other standard employment benefits.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a novel dehumidification system similar to the Company’s NanoAir prototype, that is operated by directly manipulating water vapor using a selectively permeable membrane made of a nano-structure solid polymer. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. The Company will receive the grant amount upon submission of reimbursement request for allowable expenses. As of June 30, 2011, the Company has incurred $229,049 in expenses and recognized the same amount as revenue related to this grant award.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. As of June 30, 2011, the Company has incurred $57,262 in expenses and recognized the same amount as revenue related to this grant award.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

8.	Genertec Agreement

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. As of June 30, 2011, the Company has $406,356 in accounts receivable and $500,000 in deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement. The Company is currently meeting with Genertec to resolve the payment of the receivable and expects that the amounts will be collected.

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

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008 if the Company issues or sells shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The change in fair value of the warrants is recorded in the statements of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Exercise price	$0.25	$0.25	$0.25	$0.25
Market value of stock at end of period	$0.37	$0.30	$0.37	$0.30
Expected dividend rate	0%	0%	0%	0%
Expected volatility	164%	123% - 137%	164% - 173%	119% - 137%
Risk-free interest rate	0.19% – 0.45%	0.81% – 1.00%	0.19% – 1.25%	.81% – 1.60%

All warrants issued by the Company other than the above noted warrants are classified as equity.

During the fourth quarter of the year ended December 31, 2010, the Company applied the guidance of Accounting Standards Codification 815-40 (ASC 815-40) and recorded a $618,801 gain on the fair value of the warrant liability for the year then ended. The warrants had been issued in December 2007, January 2008 and August 2008, in connection with convertible promissory notes and were originally accounted for as an equity instrument. Accordingly, the Company has restated its financial statements to reflect the proper accounting treatment. If the Company would have recorded these warrants as a derivative liability upon initial adoption of ASC 815-40, the Company would have recorded the following amounts in its balance sheets and income statements in the periods indicated:

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

No other material subsequent events have occurred since June 30, 2011 that requires recognition or disclosure in these financial statements.

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

The initial product focus of the Company is ConsERV™, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV™ product.

We also have new product applications in various developmental stages. We believe that three of these product applications, including an advanced air conditioning system which is projected to use less energy and emit fewer emissions than current HVAC equipment, a sea-water desalination product and an electrical energy storage device, may be brought to market in the foreseeable future if we receive adequate capital funding.

We expect ConsERV™ to continue to be our focused commercial product through 2011 with a growing emphasis on moving the development of the NanoClear™ and NanoAir™ technologies towards commercialization.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in largely commercial HVAC markets with a small amount of revenue coming from residential sales to consumers and HVAC distributors. Sales channels for our ConsERV™ products include OEMs, distributors, retailers, and consumers. We also occasionally look to license our technology to strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our near term revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (iv) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences). In addition, the Company and our independent sales representative sales force will work to secure orders for ConsERV™ “core only” sales (i) from HVAC equipment manufacturers, (ii) from distribution firms servicing the equipment needs of the HVAC installer community, and (iii) creating license/supply relationships to HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

Results of Operations

Summary of Three Months Ended June 30, 2011 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2011	2010
		restated
Revenues	$1,124,079	$1,010,142
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$806,674	$550,196
Percentage of revenues	71.8%	54.5%
Research and development expenses, net grant revenue	$11,119	$-
Percentage of revenues	1.0%	0.0%
Selling, general and administrative expenses	$792,606	$1,029,394
Percentage of revenues	70.5%	101.9%
Interest expense	$416,899	$55,233
Percentage of revenues	37.1%	5.5%
Change in fair value of warrant liability (gain)	$(1,694,170)	$(1,835,094)
Percentage of revenues	150.7%	181.7%
Net income	$791,585	$1,210,413
Percentage of revenues	70.4%	119.8%

REVENUES: Total revenues for the three months ended June 30, 2011 and 2010 were $1,124,079 and $1,010,142, respectively, an increase of $113,937 or 11.3%. The increase in revenues in the 2011 period is primarily attributable to an increase in ConsERV core sales of 21% and an increase in ConsERV System sales of 10%. The increases were due to generating additional sales in product enhancements and an increase in the number and size of its sales transactions in 2011 compared to 2010.

COST OF GOODS SOLD: Cost of goods sold increased $256,478 to $806,674 and represented 72% of revenues, for the three months ended June 30, 2011 compared to $550,196 or 55% of revenues for the three months ended June 30, 2010. Gross profit margin decreased from 46% in 2010 to 28% in 2011. The decrease in the gross profit margin was due to an increase in the cost of materials of approximately $238,000.  The Company also had an increase in the cost of contract labor of approximately $30,000 and an increase in testing services of approximately $13,200.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $792,606 for the three months ended June 30, 2011 decreased $236,788 from $1,029,394 in the same period of 2010 or 23%. The decrease was primarily due a decrease in stock based compensation of to an approximately $210,700 and a decrease in professional services by approximately $53,000 and

INTEREST EXPENSE: Interest expense was $416,899 for the three months ended June 30, 2011 compared to $55,233 for the same period of 2010, an increase of $361,666. During the three months ended June 30, 2011, $332,750 of interest expense was related to the amortization of the note discount and embedded beneficial conversion feature on a convertible note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $140,924 for the three months ended June 30, 2011 to ($1,694,170) from ($1,835,094) in the prior period ended June 30, 2010 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 10 in the accompanying Financial Statements.

NET INCOME: Net income for the three months ended June 30, 2011 decreased by $418,828 to $791,585 from $1,210,413 for the three months ended June 30, 2010. The decrease in net income is primarily due to the decrease in the change in the fair value of the warrant liability as discussed above.

Summary of Six Months Ended June 30, 2011 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Six Months Ended June 30,
	2011	2010
		restated
Revenues	$1,982,773	$1,417,454
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$1,507,564	$871,522
Percentage of revenues	76.0%	61.5%
Research and development expenses, net grant revenue	$13,155	$-
Percentage of revenues	0.7%	0.0%
Selling, general and administrative expenses	$1,714,903	$1,588,914
Percentage of revenues	86.5%	112.1%
Interest expense	$580,438	$101,736
Percentage of revenues	29.3%	7.2%
Change in fair value of warrant liability (gain)	$657,937	$(327,066)
Percentage of revenues	33.2%	23.1%
Net loss	$2,490,560	$817,652
Percentage of revenues	125.6%	57.7%

REVENUES: Total revenues for the six months ended June 30, 2011 and 2010 were $1,982,773 and $1,417,454, respectively, an increase of $565,319 or 39.9%. The increase in revenues in the 2011 period is primarily attributable to an increase in ConsERV core sales by 42% and an increase in ConsERV System sales by 41%. The increases were due to generating additional sales in product enhancements and an increase in the number and size of its sales transactions in 2011 compared to 2010. During the six months ended June 30, 2011 and 2010, four and five customers accounted for approximately 52% and 55% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $636,042 to $1,507,564 and represented 76% of revenues, for the six months ended June 30, 2011 compared to $871,522 or 61% of revenues for the six months ended June 30, 2010. Gross profit margin decreased from 38.5% in 2010 to 24% in 2011. The decrease in the gross profit margin was due to an increase in the cost of materials of approximately $626,000. The Company also had an increase in the cost of contract labor of approximately $34,000 and an increase in the cost of freight by approximately $16,500.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,714,903 for the six months ended June 30, 2011 represented an increase of $125,989 from $1,588,914 in the same period of 2010 or 8%. The increase was primarily due to an increase in stock based compensation by approximately $152,000.

INTEREST EXPENSE: Interest expense was $580,438 for the six months ended June 30, 2011 compared to $101,736 for the same period of 2010, an increase of $478,702. During the six months ended June 30, 2011, $450,568 of interest expense was related to the amortization of the note discount and embedded beneficial conversion feature on a convertible note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $985,003 for the six months ended June 30, 2011 to $657,937 from ($327,066) in the prior period ended June 30, 2010 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 10 in the accompanying Financial Statements.

NET LOSS: Net loss for the six months ended June 30, 2011 increased by $1,672,908 to $2,490,560 from $817,652 for the six months ended June 30, 2010. The increase in net loss is primarily due to the increase in selling, general and administrative expenses, interest expense and the change in fair value of warrant liability as discussed above.

Liquidity and Capital Resources

The Company finances its operations primarily through sales of its ConsERV™ products, sales of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which may not occur for several years. Furthermore, even if we achieve our goal of selling a greater number of ConsERV™ units, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our profitability will require the successful commercialization of our ConsERV™ products and any future products we develop. No assurances can be given when this will occur.

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

On March 23, 2011, $50,000 of principal on the Convertible Notes which was outstanding, in default and due and payable in full, was paid in full by Company. As of the date of this filing all Convertible Notes issued under the 2007/2008 Financing have been paid in full or converted.

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

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into amendments to existing warrant agreements with the investor to extend the term of the Stock Purchase Warrants, dated on or about December 31, 2007 and March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional Stock Purchase Warrant to the Investor to purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the 2011 Convertible Note by the Investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

The 2011 Convertible Note is a hybrid financial instruments that blends characteristics of both debt and equity securities. The note embodies settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature). The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using the Monte Carlo simulation method. The fair value of the 2011 Convertible Note was estimated to be $1,964,905 on the date of the exchange, which resulted in a loss on extinguishment of debt of $964,905. Further, in accordance with ASC 470-20-25 and ASC 470-50-40, the net premium of $964,905 associated with the 2011 Convertible Note was reclassified to capital in excess of par value under the presumption that such net premium represented a capital contribution. Consequently, the 2011 Convertible Note is being carried at face value. The fair value of the additional warrant to purchase 1,000,000 shares and the value associated with the previously issued warrants that were amended was determined to be $716,890 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $1,681,795. Since the loan is held by a related party, the loss on extinguishment has been treated as a capital transaction and, as a result, this transaction had no effect on capital in excess of par value.

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

On March 22, 2011, in connection with the above Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note.  For the six and three months ended June 30, 2011, the Company recognized $450,568 and $332,749, respectively, in additional interest expense representing amortization of this debt discount.

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

As previously noted, The Company secured a loan from RBC Capital Markets- Custodian of Leonard Samuels IRA in the principal amounts of $620,000. Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before August 10, 2010, which has been extended to May 31, 2011. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes without holder’s permission. During the term of the note, the note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing.  On May 12, 2011, the investor elected to apply all of the proceeds due and payable under the promissory note, including all accrued interest, to the purchase of the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and received 2,667,503 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $693,550.  As part of the purchase, the investor also received a five-year warrant to purchase 962,500 shares of Common Stock, at an exercise price of $0.45 per share. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s shares, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, as part of this transaction, the warrants issued to this investor on December 20, 2007 and December 31, 2007 were amended to include a cashless exercise provision.

The number of shares issued was based upon an agreed-upon per share price of $0.26, which was below the underlying fair value of the Company’s common stock on May 12, 2011 of $0.40 resulting in a loss on extinguishment of debt of $373,450.  The fair value of the five year warrant that was issued was determined to be $310,652 using the Black-Scholes option model and is included in the aggregate loss on extinguishment of $684,102.  Since the investor is a related party, the loss on extinguishment has been recorded as a capital transaction and, as a result, had no effect on capital in excess of par.

At maturity, we may not be able to repay all or any of the outstanding notes when due without severely impacting our ability to continue operations and we may not be able to secure additional financing to repay the notes on acceptable terms, if at all. Should we be unable to repay or renegotiate the notes, as an alternative, management could attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. There is no guarantee that, if we should need to renegotiate these notes, any negotiated terms we may be able to secure would be favorable to the Company. Unfavorable terms, in either a financing transaction or a debt renegotiation, could adversely impact our business, financial condition and/or results of operations. Should we be unable to repay the loan and unsuccessful in securing additional financing or renegotiating the $1.5 million dollar secured convertible note the holder would have the option to foreclose on all of our patents and patent applications which would likely result in the failure of our business.

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

We will be dependent upon our existing cash of $841,797 at June 30, 2011, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $2,500,000 and other contractual obligations of approximately $250,122. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through September 2012. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2011, the Company incurred a net loss of $2,490,560 and has incurred significant losses since inception. As of June 30, 2011, the Company has an accumulated deficit of $38,128,522, negative working capital of $1,846,593 and a stockholders’ deficit of $6,323,185. The Company used $463,334 and $1,183,705 of cash from operations during the six months ended June 30, 2011 and 2010, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2011	2010
		restated
Cash flows used in operating activities	$(463,334)	$(1,183,705)
Cash flows used in investing activities	(27,342)	(10,484)
Cash flows provided by financing activities	1,027,817	520,000

Net increase (decrease) in cash and cash equivalents	$537,141	$(674,189)

Cash and cash equivalents as of June 30, 2011 was $841,797 compared to $411,439 as of June 30, 2010. Cash is primarily used to fund our working capital requirements.

For the six months ended June 30, 2011, the Company had an increase in working capital of $1,018,596, resulting in a working capital deficit of $1,842,892 compared to $2,861,488 of working capital deficit as of December 31, 2010. During the six months ended June 30, 2011, we used approximately $463,300 of cash to fund our operations, approximately $50,000 to repay debt, approximately $422,200 for debt issue costs and deferred offering costs and approximately $13,700 to purchase property and equipment. These uses of cash are offset by approximately $1,500,000 of proceeds from the issuance of convertible debt received during the six months ended June 30, 2011.

Net cash used in operating activities was approximately $463,300 for the six months ended June 30, 2011 compared to approximately $1,183,700 for the same period in 2010. During the six months ended June 30, 2011, we used additional cash to fund operating losses of approximately $2,490,600 (of this amount approximately $1,870,000 related to not-cash expenses) and working capital requirements of approximately $1,843,000 compared to the same period in 2010.

Net cash used in investing activities was approximately $27,300 for the six months ended June 30, 2011 compared to approximately $10,500 for the same period in 2010. During the six months ended June 30, 2011, we used additional cash for patents and to purchase equipment.

Net cash provided by financing activities was approximately $1,027,800 for the six months ended June 30, 2011 compared to approximately $520,000 for the same period in 2010. During the six months ended June 30, 2011, we received net proceeds of $1,500,000 from the issuance of debt net of $50,000 of payments on notes payable.

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

Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2011, the Company has enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of complex, nonstandard transactions on a timely basis. These changes to our internal controls could materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2011, the Company issued 103,846 shares of common stock valued at $36,346 for services provided. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

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

None.

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

4.40	Stock and Warrant Purchase Agreement dated May 12, 2011 (incorporated by reference to Form 10-Q as filed on May 16, 2011)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION
(Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	August 10, 2011
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	August 10, 2011
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)