Form 10-Q/A
period 2011-06-30
DAIS ANALYTIC CORP
filed 2011-08-10
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explanatory Note:

This amendment is being filed to correct the XBRL exhibit filing.

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

Dais Analytic Corporation
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
		(restated)
Operating activities
Net loss	$(2,490,560)	$(817,652)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,393	2,153
Amortization of discount and beneficial conversion feature on notes payable	450,568	—
Issuance of common stock, stock options and stock warrants for services and amortization of common stock issued for services	87,937	163,164
Stock based compensation	630,096	478,548
Change in fair value of warrant liability	657,937	(327,066)
Increase in allowance for doubtful accounts	18,450	—
(Increase) decrease in:
Accounts receivable	2,215	(999,829)
Other receivables	(10,000)	—
Inventory	(77,901)	(96,982)
Prepaid expenses and other current assets	4,104	(6,415)
Increase (decrease) in:
Accounts payable and accrued expenses	357,106	51,279
Accrued compensation and related benefits	(20,416)	56,667
Deferred revenue	(98,263)	312,428
Net cash used by operating activities	(463,334)	(1,183,705)

Investing activities
Increase in patent costs	(13,596)	—
Purchase of property and equipment	(13,746)	(10,484)
Net cash used by investing activities	(27,342)	(10,484)

Financing activities
Proceeds from issuance of notes payable, related party	1,500,000	620,000
Payments on notes payable	(50,000)	(100,000)
Payments for debt issue costs and deferred offering costs	(422,183)	—
Net cash provided by financing activities	1,027,817	520,000

Net increase (decrease) in cash and cash equivalents	537,141	(674,189)

Cash and cash equivalents, beginning of period	304,656	1,085,628
Cash and cash equivalents, end of period	$841,797	$411,439
Supplemental cash flow information:

Cash paid during the year for interest	$34,158	$—

Supplemental disclosure of non-cash investing and financing activities:

Application of proceeds due and payable under note, including accrued interest, to purchase 2,667,503 shares of common stock at $0.26 per share	$693,550	$—
Issuance of note payable with a beneficial conversion feature	$1,064,760	$—
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$435,240	$—
Issuance of 375,000 shares of common stock in conversion of notes payable	$—	$75,000

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