Form 10-Q/A
period 2011-06-30
DAIS ANALYTIC CORP
filed 2011-08-11
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)

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

DAIS ANALYTIC CORPORATION
(Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	August 1 1 , 2011
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	August 1 1 , 2011
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)