Form 10-Q
period 2011-09-30
DAIS ANALYTIC CORP
filed 2011-11-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

There were 37,517,604 shares of the Registrant’s $0.01 par value common stock outstanding as of November 14, 2011.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

Dais Analytic Corporation
Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$423,908	$304,656
Accounts receivable, net of allowance for doubtful accounts of $42,263 and $0 at September 30, 2011 and December 31, 2010, respectively	795,940	828,632
Other receivables	114,157	59,526
Inventory	372,372	294,069
Deferred offering costs	592,881	175,000
Debt issue costs	32,515	—
Prepaid expenses and other current assets	90,047	83,136
Total current assets	2,421,820	1,745,019

Property and equipment, net	194,102	147,911

Other assets:
Deposits	2,280	3,280
Patents, net of accumulated amortization of $124,836 and $112,240 at September 30, 2011 and December 31, 2010, respectively	81,636	74,363
Total other assets	83,916	77,643
	$2,699,838	$1,970,573
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $423,101 and $151,440 at September 30, 2011 and December 31, 2010, respectively	$810,923	$620,196
Accrued compensation and related benefits	1,405,606	1,426,022
Accrued interest	257,535	172,359
Accrued expenses, other	72,646	69,502
Current portion of deferred revenue	615,206	647,804
Current portion of convertible notes payable	—	50,000
Current portion of notes payable, related party	624	1,620,624
Current portion of convertible notes payable, related party net of unamortized discount of $708,294 and $0 at September 30, 2011 and December 31, 2010, respectively	1,791,706	—

Total current liabilities	4,954,246	4,606,507

Long-term liabilities:
Warrant liability	3,776,909	3,958,318
Deferred revenue, less current portion	66,340	127,840
Total long-term liabilities	3,843,249	4,086,158

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value; 200,000,000 shares authorized; 37,774,817 and 33,563,428 shares issued and 37,517,604 and 33,306,215 shares outstanding at September 30, 2011 and December 31, 2010, respectively	377,749	335,635
Capital in excess of par value	33,820,520	29,852,347
Accumulated deficit	(39,023,814)	(35,637,962)
	(4,825,545)	(5,449,980)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total stockholders’ deficit	(6,097,657)	(6,722,092)

	$2,699,838	$1,970,573

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(restated)		(restated)
Revenue:
Sales	$605,449	$931,874	$2,547,222	$2,308,298
License fees	20,500	20,500	61,500	61,530
	625,949	952,374	2,608,722	2,369,828

Cost of goods sold	466,271	755,034	1,973,835	1,626,556
Gross profit	159,678	197,340	634,887	743,272
Expenses:
Research and development expenses, net of government grant proceeds of $305,425, $0, $592,897 and $0, respectively	(3,838)	—	9,317	—
Selling, general and administrative	487,961	697,099	2,202,771	2,286,013
	484,123	697,099	2,212,088	2,286,013
Loss from operations	(324,445)	(499,759)	(1,577,201)	(1,542,741)

Other expense (income):
Change in fair value of warrant liability	126,008	611,231	783,944	284,165
Interest expense	446,505	55,933	1,026,945	157,669
Interest income	(374)	—	(1,038)	—
Other income	(1,200)	—	(1,200)	—
	570,939	667,164	1,808,651	441,834
Net Loss	$(895,384)	$(1,166,923)	$(3,385,852)	$(1,948,575)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.10)	$(0.03)

Weighted average number of common shares, basic and diluted	36,682,582	19,872,184	35,126,357	29,696,897

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Stockholders’ Deficit
(Unaudited)
For the Nine Months Ended September 30, 2011

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Par Value	Deficit	Stock	Deficit
Balance, December 31, 2010	33,563,428	$335,635	$29,852,347	$(35,637,962)	$(1,272,112)	$(6,722,092)
Issuance of common stock for services	225,192	2,252	78,993	—	—	81,245
Stock based compensation	—	—	671,099	—	—	671,099
Issuance of common stock for settlement of accounts payable	202,703	2,027	72,973	—	—	75,000
Warrant issued with convertible note payable, related party	—	—	435,240	—	—	435,240
Beneficial conversion feature on convertible notes payable, related party	—	—	1,064,760	—	—	1,064,760
Issuance of common stock in exchange for settlement of debt	2,667,503	26,675	666,875	—	—	693,550
Exercise of warrants	1,115,991	11,160	(11,160)	—	—	—
Reclassification of warrant liability upon warrant exercise	—	—	965,354	—	—	965,354
Revaluation of common stock issued to vendors for services	—	—	24,039	—	—	24,039
Net loss	—	—	—	(3,385,852)	—	(3,385,852)
Balance, September 30, 2011	37,774,817	$377,749	$33,820,520	$(39,023,814)	$(1,272,112)	$(6,097,657)

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
		(restated)
Operating activities
Net loss	$(3,385,852)	$(1,948,575)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	38,979	7,879
Amortization of discount and beneficial conversion feature on notes payable	791,707	—
Issuance of common stock, stock options and stock warrants for services and amortization of common stock issued for services	127,400	326,060
Stock based compensation	671,099	549,330
Change in fair value of warrant liability	783,944	248,165
Increase in allowance for doubtful accounts	42,263	—
(Increase) decrease in:
Accounts receivable	(9,571)	(736,058)
Other receivables	(54,631)	—
Inventory	(78,303)	(133,734)
Prepaid expenses and other current assets	(28,027)	(48,630)
Increase (decrease) in:
Accounts payable and accrued expenses	427,596	92,369
Accrued compensation and related benefits	(20,416)	80,416
Deferred revenue	(94,098)	230,187
Net cash used by operating activities	(787,910)	(1,332,591)

Investing activities
Increase in patent costs	(19,869)	(4,210)
Purchase of property and equipment	(72,573)	(19,771)
Net cash used by investing activities	(92,442)	(23,981)

Financing activities
Proceeds from issuance of notes payable, related party	1,500,000	620,000
Payments on notes payable	(50,000)	(100,000)
Payments for debt issue costs and deferred offering costs	(450,396)	—
Net cash provided by financing activities	999,604	520,000

Net increase (decrease) in cash and cash equivalents	119,252	(836,572)

Cash and cash equivalents, beginning of period	304,656	1,085,628
Cash and cash equivalents, end of period	$423,908	$249,056
Supplemental cash flow information:

Cash paid during the year for interest	$76,512	$—

Supplemental disclosure of non-cash investing and financing activities:

Settlement of accounts payable with the issuance of 202,703 shares of common stock	$75,000	$—
Reclassification of warrant liability to equity upon warrant exercise	$965,354	—
Application of proceeds due and payable under note, including accrued interest, to purchase 2,667,503 shares of common stock at $0.26 per share	$693,550	$—
Issuance of note payable with a beneficial conversion feature	$1,064,760	$—
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$435,240	$—
Issuance of 375,000 shares of common stock in conversion of notes payable	$—	$75,000

The accompanying notes are an integral part of the financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three and Nine Months Ended September 30, 2011
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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2011, the Company incurred net losses of $895,384 and $3,385,852, respectively. As of September 30, 2011, the Company has an accumulated deficit of $39,023,814, negative working capital of $2,532,426 and a stockholder’s deficit of $6,097,657. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The recoverability of recorded property and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to continue as a going concern and to achieve a level of profitability. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and possible exercise of warrants with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. However, there can be no assurance that the Company will be successful in its efforts. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2011 and 2010, (b) the financial position at September 30, 2011 and December 31, 2010, and (c) cash flows for the nine month periods ended September 30, 2011 and 2010, have been made.

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

Accounts receivable - The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At September 30, 2011, the day’s sales outstanding were 58, as compared to 93 at December 31, 2010. Based on management’s review of accounts receivable, an allowance of $42,263 is considered adequate at September 30, 2011, based on an analysis of accounts receivable balances and no allowance for doubtful accounts was considered necessary at December 31, 2010.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. This policy applies to all of our customers, including Genertec America (a distribution agreement) and CAST Systems Control Technology Co. (an agreement for the purchase of specific goods). During the nine months ended September 30, 2011 and 2010, four and six customers accounted for approximately 55% and 61% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $36,000 for future warranty expenses at September 30, 2011.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $20,500 and $61,500 from license agreements for the three and nine months ended September 30, 2011 and 2010, respectively.

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

The fair value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Dividend rate	0%	0%
Risk free interest rate	1.45% – 2.93%	1.96% - 3.68%
Expected term	6.5 years	5 – 10 years
Expected volatility	101% - 114%	96% - 107%

The basis for the above assumptions is as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company’s historical activity. The Company previously used a peer company’s historical activity due to the limited trading volume and historical information of the Company’s own common stock, however, beginning in July 2011, the Company began using their own common stock to determine volatility.

Forfeitures of unvested options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the nine month periods ended September 30, 2011 and 2010, respectively.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Accounting Standards Codification (ASC) 505-050 – Equity – Based Payments to Non-Employees (ASC 505). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the nine months ended September 30, 2011, the Company issued 427,895 shares of common stock valued at $156,245 for services rendered. During the nine months ended September 30, 2010, the Company issued 413,692 shares of common stock valued at $326,879 for services rendered.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended September 30, 2011 and 2010, the Company incurred research and development costs of $301,587 and $0, respectively. For the nine months ended September 30, 2011 and 2010, the Company incurred research and development costs of $602,215 and $0, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and nine months ended September 30, 2011, the Company recorded approximately $305,400 and $592,900, respectively, in grant proceeds against research and development expenses on the statement of operations. No such grant proceeds were recognized for the three and nine months ended September 30, 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of approximately $423,900 at September 30, 2011. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company’s financial liabilities measured at fair value consisted of the following as of September 30, 2011:

	Fair Value Measurements
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$3,776,909	—	—	$3,776,909

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2010	$3,958,318
Reclassification to equity upon warrant exercise	(965,354)
Changes in fair value	783,945
Balance at September 30, 2011	$3,776,909

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

Earnings (Loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At September 30, 2011 and 2010, the Company had 54,577,323 and 38,302,769 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

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

Reclassifications - Certain reclassifications have been made to the financial statements as of and for the periods ended December 31, 2010 and September 30, 2010 to conform to the presentation as of and for the three and nine months ended September 30, 2011.

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance was effective beginning July 1, 2011, and should be applied retrospectively to January 1, 2011. The adoption of this update has not had a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not have, or are not expected to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Convertible note payable; interest at 9%; collateralized by the Company’s patents and patent applications	$—	$50,000
Convertible note payable, related party; interest at 10% per annum; due in full March 22, 2012	1,000,000	1,000,000
Secured convertible note payable, related party; interest at 10% per annum; due March 22, 2012	1,500,000	—
Note payable, related party; 10% interest; unsecured; paid in full	—	620,000

Note payable; related party	624	624

	2,500,624	1,670,624

Less unamortized discount	(708,294)	—

Less amounts currently due, net of unamortized discount	1,792,330	1,670,624
Long-term portion	$—	$—

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

On March 22, 2011, in connection with the above Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the nine and three months ended September 30, 2011, the Company recognized $791,707 and $341,139, respectively, in additional interest expense representing amortization of this debt discount.

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

On February 19, 2010, the Company issued an unsecured promissory note to RBC Capital Markets- Custodian of Leonard Samuels IRA in the principal amounts of $620,000. Pursuant to the terms of the note, the Company is to pay the holder simple interest at the rate ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before August 10, 2010, which has been extended to May 31, 2011. After receipt of proceeds on the foregoing loans, we may not incur more than $500,000 in debt without the holders’ prior approval and said additional debt may not be senior to these promissory notes without holder’s permission. During the term of the note, the note holder has the right to participate, by investing additional funds the total amount of which may not exceed the outstanding balance of the holder’s note, in any subsequent financings undertaken by the Company. Any such participation shall be upon the same terms as provided for in the subsequent financing. If an event of default were to occur and said default is not cured within the allotted period, the holders may declare all principal and accrued and unpaid interest due and payable without presentment, demand, protest or notice. Further, in addition to all remedies available under law, each holder may in the event of a default opt to convert the principal and interest outstanding under its note into any debt or equity security which Company issued after the date of its note and prior to the date of full payment of its note in accordance with the same terms as the subsequent financing. On May 12, 2011, the investor elected to apply all of the proceeds due and payable under the promissory note, including all accrued interest, to the purchase of the Company’s Common Stock. Pursuant to this transaction, the investor subscribed for and received 2,667,503 shares of Common Stock at a purchase price of $0.26 per share resulting in an aggregate purchase price of $693,550. As part of the purchase, the investor also received a five-year warrant to purchase 962,500 shares of Common Stock, at an exercise price of $0.45 per share. The warrant is immediately exercisable and subject to adjustment for standard anti-dilution events, including but not limited to stock dividends, split-up, reclassification or combination of Company’s shares, exchange of stock for other Company stock, or certain capital reorganizations or reclassification of the capital stock or consolidation, merger or sale of substantially all Company’s assets. In addition, as part of this transaction, the warrants issued to this investor on December 20, 2007 and December 31, 2007 were amended to include a cashless exercise provision.

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

Accrued interest on the above outstanding notes was $257,535 and $157,683 at September 30, 2011 and December 31, 2010, respectively.

During the three months ended September 30, 2011, E. Todd Tracy and Michael Stone, two individuals holding warrants as a result of the Financing exercised and tendered their warrants on September 13, 2011 and received 537,037 and 145,832 shares of the Company’s common stock. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 6, 2011, RP Capital and Richardson and Patel, LLP, two entities holding warrants (one as a result of the Financing and the other as a part of a payment arrangement for services) tendered and exercised their warrants and received 244,897 and 188,225 shares of the Company’s common stock. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

5.	Related Party Transactions

Timothy N. Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Mr. Tangredi currently owns 52% of Aegis’ outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. As a result of a $150,000 payment made by Aegis, the first license is considered fully paid and as such no additional license revenue will be forthcoming. Pursuant to the second license Aegis made an initial one-time payment of $50,000 and is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. We are currently negotiating to purchase all rights Aegis has in its patent applications, including without limitation, any rights it possesses to patent applications it co-owns with us, and potentially terminate the two licenses from us, subject to irrevocable sub-licenses, if any, for a one-time payment of $200,000 in cash and $100,000 in shares of our common stock at the same price per share as the price offered to the public in a proposed offering. As a member of Aegis, Mr. Tangredi will receive approximately $104,000 in cash and $52,000 in shares of our common stock pursuant to the proposed transaction, which we anticipate will be structured as an asset sale and expect will be contemporaneously consummated with the closing of that offering. We anticipate securing most, if not all, of the funds for this proposed purchase from our cash on hand prior to the closing of that proposed offering.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 and $34,200 each of the three and nine months ended September 30, 2011 and 2010. At September 30, 2011 and December 31, 2010, $53,465 and $151,440, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of September 30, 2011 and December 31, 2010 of $1,405,606 and $1,426,022, respectively.

The Company has contracted with a law firm who is also a stockholder, for legal services rendered in connection with the Form S-1 Offering. As of September 30, 2011, the Company has included approximately $369,600 in accounts payable due to this law firm.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6.	Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan (“2000 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”), respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,882 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. The 2000 Plan permits grants of options to purchase common shares authorized and approved by our Board of Directors and shareholders for issuance prior to the enactment of the 2000 Plan.  The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during nine months ended September 30, 2011 and 2010 was $0.27 and $0.22 per option, respectively. There were no options exercised during the nine months ended September 30, 2011 and 2010.

The following summarizes the information relating to outstanding stock options activity with employees during 2011 and 2010:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	14,897,757	$0.25	7.19	$946,754
Granted	2,535,000	$0.33
Expired/Forfeited	(136,667)	$0.11
Outstanding at September 30, 2011	17,296,090	$0.32	6.79	$1,516,086
Exercisable at September 30, 2011	16,061,854	$0.32	6.62	$1,433,926

Stock compensation expense was approximately $41,000 and $671,100 for the three and nine months ended September 30, 2011, respectively, and approximately $70,800 and $549,300 for the three and nine months ended September 30, 2010, respectively. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was approximately $527,200 and $509,943, respectively.

As of September 30, 2011, there was approximately $271,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $39,500, $157,000, $70,900 and $3,400 is expected to be recognized for the remainder of the fiscal year ending December 31, 2011, and for the fiscal years ending 2012, 2013 and 2014, respectively.

The following table represents our non-vested share-based payment activity with employees for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2010	1,063,194	$0.25
Granted	2,535,000	$0.27
Vested	(2,363,958)	$0.22
Nonvested options – September 30, 2011	1,234,236	$0.13

Warrants

At September 30, 2011, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Daily Financing	197,055	.24	$0.55
Warrants-Additional Financing	428,637	.96	$0.40
Warrants-Robb Trust Note	50,000	.68	$0.55
Warrants-Financings (2007, 2008 and 2011)	17,000,000	2.01	$0.30
Warrants-Placement Agent Warrants	401,333	1.34	$0.25
Warrants-Tangredi	3,000,000	1.51	$0.36
Warrants-Ehrenberg	250,000	1.85	$0.30
Warrants-Consulting Agreements	825,000	3.02	$0.31
Warrants-Note Conversions	2,302,538	2.67	$0.39
Warrants-Stock Purchases	1,720,770	3.75	$0.40
Warrants-Mandelbaum	50,000	2.59	$0.19
Warrants-Services	400,000	3.31	$0.50
To	26,625,333

Common Stock Issued For Services

The Company issued 207,692 shares of common stock during the nine months ended September 30, 2011 valued at $74,769 for legal services. For the three and nine months ended September 30, 2011, the Company has recorded $19,211 and $55,557, respectively, as legal expense related to these services in its statements of operations.

On September 6, 2011, the Company issued 202,703 shares of common stock valued at $75,000 to legal counsel, Richardson and Patel, LLP, in settlement of accounts payable for services rendered.

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

The Company issued 207,692 shares of common stock during the three months ended September 30, 2010 valued at $64,384 for legal services. For the three and nine months ended September 30, 2010, the Company has recorded $16,096 and $48,288 as legal expense in its statement of operations.

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

The Company entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, our President, Chief Executive Officer, and director, dated as of September 14, 2011. Mr. Tangredi’s employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two year period and on each subsequent anniversary of the commencement date for an additional year. Mr. Tangredi’s initial base salary is $200,000.  Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year.  Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable).  Additionally, at the discretion of our board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the board of directors. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the board of directors, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as four weeks of paid vacation annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

Under his employment agreement, in addition to any other compensation which he may receive, if we complete a secondary Public Offering, Mr. Tangredi will be granted an option under our 2009 Plan to purchase up to 520,000 shares of our common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

If Mr. Tangredi’s employment is terminated for any reason, we will be obligated to pay him his accrued but unpaid base salary, bonus and accrued vacation pay, and any unreimbursed expenses (“Accrued Sums”).

In addition to any Accrued Sums owed, if Mr. Tangredi’s employment is terminated by us in the event of his disability or without cause or by Mr. Tangredi for good reason, he shall be entitled to:

(i)	an amount equal to the sum of (A) the greater of 150% of the base salary then in effect or $320,000 plus (B) the cash bonus and/or merit bonus, if any, awarded for the most recent year;
(ii)
health and life insurance, a car allowance and other benefits set forth in the agreement until two years following termination of employment, and thereafter to the extent required by COBRA or similar statute; and

(iii)	all stock options, to the extent they were not exercisable at the time of termination of employment, shall become exercisable in full.

In addition to any Accrued Sum owed, in the event of termination upon death, Mr. Tangredi shall be entitled to (i) and (iii) above.

In addition to any Accrued Sums owed, in the event that Mr. Tangredi elects to terminate employment within one year following a change in control, he shall receive a lump sum payment equal to the sum of (a) the greater of his then current base salary or $210,000 plus (b) the cash bonus and merit bonus, if any, awarded in the most recent year. In addition, he will be entitled to (ii) and (iii) above.

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

In May 2011, the Company entered into an employment agreement with Scott Ehrenberg, our Chief Technology Officer and Secretary. The employment agreement provides for an initial term of two years with the term extending on the second anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. The agreement includes an initial base salary is $110,000, with an increase to $165,000 per annum. Additionally, at the discretion of our board of directors and its compensation committee, Mr. Ehrenberg may be eligible for an annual bonus which amount, if any, will not be below 50% of his effective base salary and not exceeding 100% of his then effective base salary; provided that, under certain extraordinary circumstances, Mr. Ehrenberg may be eligible for an annual bonus greater than 150% of his then effective base salary. Upon completion of a successful secondary Public Offering, Mr. Ehrenberg is eligible to receive a one-time payment of $20,000 for each U.S. patent of which he is the originator and the first name listed on the patent as inventor of the intellectual property described in such patent. In addition to any other compensation which Mr. Ehrenberg may receive under the agreement, he will be granted a stock option to purchase 40,000 shares of common stock at the end of each year or on the annual anniversary of the agreement, whichever is mutually acceptable to the Company and Mr. Ehrenberg.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a dehumidification system similar to the Company’s NanoAir prototype. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. The Company will receive the grant amount upon submission of reimbursement request for allowable expenses. For the nine months ended September 30, 2011, the Company has incurred $474,550 in expenses and recognized the same amount as revenue related to this grant award.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. For the nine months ended September 30, 2011, the Company has incurred $118,347 in expenses and recognized the same amount as revenue related to this grant award.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

8.	Genertec Agreement

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Great China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial term of the agreement, Genertec will order and purchase these products in the aggregate amount of Two Hundred Million U.S. Dollars. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. As of September 30, 2011, the Company has $406,356 in accounts receivable and $500,000 in deferred revenue to be applied against future orders. Genertec America’s partners in China have received the product and are continuing to perform tests; however there have been delays in completing this testing process. As a result, Genertec America has not yet begun to order product from the Company under this agreement. The Company is currently meeting with Genertec to resolve the payment of the receivable and expects that the amounts will be collected.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Exercise price	$0.25	$0.25	$0.25	$0.25
Market value of stock at end of period	$0.38	$0.36	$0.38	$0.36
Expected dividend rate	0%	0%	0%	0%
Expected volatility	165%	135% - 158%	164% - 173%	135% - 158%
Risk-free interest rate	0.13% – 0.25%	0.42% – 0.64%	0.13% – 0.25%	0.42% – 0.64%

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

No other material subsequent events have occurred since September 30, 2011 that requires recognition or disclosure in these financial statements.

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

Results of Operations

Summary of Three Months Ended September 30, 2011 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended September 30,
	2011	2010
		restated
Revenues	$625,949	$952,374
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$466,271	$755,034
Percentage of revenues	74.5%	79.3%
Research and development expenses, net of grant proceeds	$(3,838)	$-
Percentage of revenues	0.6%	0.0%
Selling, general and administrative expenses	$487,961	$697,099
Percentage of revenues	78.0%	73.2%
Interest expense	$446,505	$55,933
Percentage of revenues	71.3%	5.9%
Change in fair value of warrant liability	$126,008	$611,231
Percentage of revenues	20.1%	64.2%
Net loss	$895,384	$1,166,923
Percentage of revenues	143.0%	122.5%

REVENUES: Total revenues for the three months ended September 30, 2011 and 2010 were $625,949 and $952,374, respectively, a decrease of $326,425 or 34%. The decrease in revenues in the 2011 period is primarily due to a decrease in sales of the ConsERV cores of approximately $250,000 and a decrease in ConsERV System sales of approximately $77,000 as a result fluctuations in the financial markets in late July thru mid August which found equipment decisions being postponed or placed on hold thus lengthening the “quote to ship” timeline.

COST OF GOODS SOLD: Cost of goods sold decreased $288,763 to $466,271 and represented 74% of revenues, for the three months ended September 30, 2011 compared to $755,034 or 79% of revenues for the three months ended September 30, 2010. Gross profit margin increased from 21% in 2010 to 26% in 2011. The increase in gross profit margin is primarily due to reduced material costs due to improved vendor pricing and an increase in unit productivity per labor hour.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $487,961 for the three months ended September 30, 2011 decreased $209,138 from $697,099 in the same period of 2010 or 30%. The decrease was primarily due to a decrease in consulting expenses of approximately $39,400, a decrease of approximately $32,500 in stock based compensation and a $125,000 decrease in payroll expenses due to an assignment of staff to research and development activities resulting in a reallocation of payroll costs.

INTEREST EXPENSE: Interest expense was $446,505 for the three months ended September 30, 2011 compared to $55,933 for the same period of 2010, an increase of $390,572. During the three months ended September 30, 2011, $341,139 of interest expense was related to the amortization of the note discount and embedded beneficial conversion feature on a convertible note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $485,223 for the three months ended September 30, 2011 to $126,008 from $611,231 in the prior period ended September 30, 2010 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 10 in the accompanying Financial Statements.

NET LOSS: Net loss for the three months ended September 30, 2011 decreased by $271,539 to $895,384 from $1,166,923 for the three months ended September 30, 2010. The decrease in net income is primarily due to the decrease in the change in the fair value of the warrant liability as discussed above.

Summary of Nine Months Ended September 30, 2011 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Nine Months Ended September 30,
	2011	2010
		restated
Revenues	$2,608,722	$2,369,828
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$1,973,835	$1,626,556
Percentage of revenues	75.7%	68.6%
Research and development expenses, net of grant proceeds	$9,317	$-
Percentage of revenues	0.4%	0.0%
Selling, general and administrative expenses	$2,202,771	$2,286,013
Percentage of revenues	84.4%	96.5%
Interest expense	$1,026,945	$157,669
Percentage of revenues	39.4%	6.7%
Change in fair value of warrant liability	$783,944	$284,165
Percentage of revenues	30.1%	12.0%
Net loss	$3,385,852	$1,948,575
Percentage of revenues	129.8%	82.2%

REVENUES: Total revenues for the nine months ended September 30, 2011 and 2010 were $2,608,722 and $2,369,828, respectively, an increase of $238,894 or 10%. The increase in revenues in the 2011 period is primarily attributable to an increase in ConsERV System sales by 23%. The increases were due to generating additional sales in product enhancements and an increase in the number and size of its sales transactions in 2011 compared to 2010. During the nine months ended September 30, 2011 and 2010, four and six customers accounted for approximately 55% and 61% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold increased $347,279 to $1,973,835 and represented 76% of revenues, for the nine months ended September 30, 2011 compared to $1,626,556 or 69% of revenues for the nine months ended September 30, 2010. Gross profit margin decreased from 31% in 2010 to 24% in 2011. The decrease in the gross profit margin was due to an increase in the cost of materials of approximately $351,000. The Company also had an increase in the cost of labor by approximately $47,700.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $2,202,771 for the nine months ended September 30, 2011 represented a decrease of $83,242 from $2,286,013 in the same period of 2010 or 4%. The decrease was primarily due to a decrease in consulting expenses by approximately $142,000.

INTEREST EXPENSE: Interest expense was $1,026,945 for the nine months ended September 30, 2011 compared to $157,669 for the same period of 2010, an increase of $869,276. During the nine months ended September 30, 2011, $791,707 of interest expense was related to the amortization of the note discount and embedded beneficial conversion feature on a convertible note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $499,779 for the nine months ended September 30, 2011 to $783,944 from $284,165 in the prior period ended September 30, 2010 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 10 in the accompanying Financial Statements.

NET LOSS: Net loss for the nine months ended September 30, 2011 increased by $1,437,277 to $3,385,852 from $1,948,575 for the nine months ended September 30, 2010. The increase in net loss is primarily due to the increase in interest expense and the change in fair value of warrant liability as discussed above.

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

We have filed a registration statement on Form S-1 with the SEC for a contemplated public offering of common stock for gross proceeds of up to fifteen million dollars. However, we may not be able to consummate a public offering. As disclosed in our registration statement, we intend to use the proceeds of the public offering for working capital, general corporate purposes and repayment of certain outstanding indebtedness.

On March 23, 2011, $50,000 of principal on the Convertible Notes which was outstanding, in default and due and payable in full, was paid in full by Company. As of the date of this filing all Convertible Notes issued under the 2007/2008 Financing have been paid in full or converted to common stock.

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

On March 22, 2011, in connection with the above Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the nine and three months ended September 30, 2011, the Company recognized $791,707 and $341,139, respectively, in additional interest expense representing amortization of this debt discount.

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

We will be dependent upon our existing cash of $423,908 at September 30, 2011, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $2,500,000 and other contractual obligations of approximately $119,004. We need to raise additional capital of approximately $13 million to $18 million, net of costs, during the next eighteen months, the proceeds of which will be used to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements through September 2012. We currently have no commitments for any such funds. If we are unable to raise the funds we may delay development plans and reduce expenditures wherever possible.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2011, the Company incurred a net loss of $3,385,852 and has incurred significant losses since inception. As of September 30, 2011, the Company has an accumulated deficit of $39,023,814, negative working capital of $2,532,426 and a stockholders’ deficit of $6,097,657. The Company used $787,910 and $1,332,591 of cash from operations during the nine months ended September 30, 2011 and 2010, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2011	2010
		restated
Cash flows used in operating activities	$(787,910)	$(1,332,591)
Cash flows used in investing activities	(92,442)	(23,981)
Cash flows provided by financing activities	999,604	520,000

Net increase (decrease) in cash and cash equivalents	$119,252	$(836,572)

Cash and cash equivalents as of September 30, 2011 was $423,908 compared to $249,056 as of September 30, 2010.  Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was approximately $787,900 for the nine months ended September 30, 2011 compared to approximately $1,332,600 for the same period in 2010. During the nine months ended September 30, 2011, we used additional cash to fund operating losses of approximately $3,385,900 (of this amount approximately $2,530,400 related to non-cash expenses) and working capital requirements of approximately $2,532,400 compared to the same period in 2010.

Net cash used in investing activities was approximately $92,400 for the nine months ended September 30, 2011 compared to approximately $24,000 for the same period in 2010. During the nine months ended September 30, 2011, we used additional cash for patents and to purchase equipment.

Net cash provided by financing activities was approximately $999,600 for the nine months ended September 30, 2011 compared to approximately $520,000 for the same period in 2010. During the nine months ended September 30, 2011, we received net proceeds of $1,500,000 from the issuance of debt net of $50,000 of payments on notes payable and approximately $450,400 of debt issue costs and deferred offering costs.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation has not had a material effect on our results of operations.

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

Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2011, the Company has enhanced our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of complex, nonstandard transactions on a timely basis. These changes to our internal controls could materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2011, E. Todd Tracy and Michael Stone, two individuals holding warrants as a result of the Financing exercised and tendered their warrants on September 13, 2011 and received 537,037 and 145,832 shares of the Company’s common stock. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 6, 2011, RP Capital and Richardson and Patel, LLP, two entities holding warrants (one as a result of the Financing and the other as a part of a payment arrangement for services) tendered and exercised their warrants and received 244,897 and 188,225 shares of the Company’s common stock. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

On September 6, 2011, the Company issued 202,703 shares of common stock valued at $75,000 to legal counsel, Richardson and Patel, LLP, in settlement of accounts payable for services rendered. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

During the three months ended September 30, 2011, the Company issued 103,846 shares of common stock valued at $38,423 to legal counsel, Ellenoff Grossman and Schole LLP, for services rendered. The issuance of these securities was exempt from registration under Section 4(2) and Regulation D of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Note and Warrant Purchase Agreement by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A, as filed July 6, 2011) (1)

10.2
Patent Security Agreement by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K/A, as filed July 6, 2011) (1)

10.3
Second Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated May 23, 2011. (Incorporated by reference to Registrant's Registration Statement on Form S-1/A filed on May 26, 2011)

10.4
Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated May 23, 2001. (Incorporated by reference to Registrant's Registration Statement on Form S-1/A filed on May 26, 2011)

10.5	Employment Agreement between Dais Analytic Corporation and Scott G. Ehrenberg dated May 24, 2011. (Incorporated by reference to Registrant's Registration Statement on Form S-1/A filed on May 26, 2011)

10.6
Executive Compensation Agreement dated June 17, 2011 between Dais Analytic Corporation and Timothy N. Tangredi (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1/A, filed June 22, 2011)

10.7
Executive Compensation Agreement dated September 14, 2011 between Dais Analytic Corporation and Timothy N. Tangredi (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1/A, filed September 19, 2011)

10.8
Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy Tangredi dated September 14, 2011 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed September 15, 2011)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
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

DAIS ANALYTIC CORPORATION
(Registrant)

Dated: November 14, 2011	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ JUDITH C. NORSTRUD
Judith C. Norstrud,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)