Form 10-Q
period 2012-03-31
DAIS ANALYTIC CORP
filed 2012-05-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

There were 37,517,604 shares of the Registrant’s $0.01 par value common stock outstanding as of May 14, 2012.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$252,345	$262,740
Accounts receivable, net	395,359	686,648
Other receivables	-	73,648
Inventory	408,031	342,908
Prepaid expenses and other current assets	164,815	160,164
Deferred offering costs	67,527	54,932
Total Current Assets	1,288,077	1,581,040

Property and equipment, net	179,244	188,162

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $133,335 and
$128,962 at March 31, 2012 and December 31, 2011, respectively	98,204	89,869
Total Other Assets	100,484	92,149

TOTAL ASSETS	$1,567,805	$1,861,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$66,591 and $58,367 at March 31, 2012 and December 31, 2011, respectively	$616,813	$552,660
Accrued compensation and related benefits	1,407,273	1,405,606
Accrued interest	382,877	320,548
Accrued expenses, other	105,299	83,861
Current portion of deferred revenue	82,000	298,459
Current portion of notes payable, related party	2,500,624	2,142,069
Total Current Liabilities	5,094,886	4,803,203

LONG-TERM LIABILITIES:
Warrant liability	1,300,288	1,888,218
Deferred revenue, net of current portion	50,340	70,840
Total Long-Term Liabilities	1,350,628	1,959,058

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 37,774,817
shares issued and 37,517,604 shares outstanding	377,749	377,749
Capital in excess of par value	34,008,203	33,966,619
Accumulated deficit	(37,991,549)	(37,973,166)
	(3,605,597)	(3,628,798)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(4,877,709)	(4,900,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,567,805	$1,861,351

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

REVENUE:
Sales	$1,018,983	$838,194
License fees	20,500	20,500
	1,039,483	858,694

COST OF GOODS SOLD	683,137	700,890

GROSS MARGIN	356,346	157,804

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$67,240 and $161,364, respectively	91,598	2,036
Selling, general and administrative expenses	434,765	922,297
TOTAL OPERATING EXPENSES	526,363	924,333

LOSS FROM OPERATIONS	(170,017)	(766,529)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	(587,930)	2,352,106
Amortization of discount on convertible note payable	358,555	117,819
Interest expense	77,786	45,720
Interest income	(45)	(29)
TOTAL OTHER EXPENSE (INCOME)	(151,634)	2,515,616

NET LOSS	$(18,383)	$(3,282,145)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	37,774,817	33,573,150

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2011	37,774,817	$377,749	$33,966,619	$(37,973,166)	$(1,272,112)	$(4,900,910)

Stock based compensation	-	-	41,584	-	-	41,584

Net loss	-	-	-	(18,383)	-	(18,383)

Balance, March 31, 2012	37,774,817	$377,749	$34,008,203	$(37,991,549)	$(1,272,112)	$(4,877,709)

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,383)	$(3,282,145)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	13,292	11,506
Issuance of common stock, stock options and stock warrants for services and
amortization of common stock issued for services	-	25,078
Stock based compensation expense	41,584	391,557
Change in fair value of warrant liability	(587,930)	2,352,107
Amortization of deferred loan costs	15,224	-
Amortization of discount on convertible note payable	358,555	117,819
(Increase) decrease in:
Accounts receivable	291,289	(99,352)
Other receivables	73,648	(33,731)
Inventory	(65,123)	(24,008)
Prepaid expenses and other assets	(27,820)	(25,876)
Increase (decrease) in:
Accounts payable and accrued expenses	147,920	281,500
Accrued compensation and related benefits	1,667	16,251
Deferred revenue	(236,959)	(52,773)
Net cash provided (used) by operating activities	6,964	(322,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(12,709)	(12,016)
Purchase of property and equipment	-	(4,471)
Net cash used by investing activities	(12,709)	(16,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	-	1,500,000
Payments on notes payable, related party	-	(50,000)
Payments for loan and offering costs	(4,650)	(184,982)
Net cash (used) provided by financing activities	(4,650)	1,265,018

Net (decrease) increase in cash and cash equivalents	(10,395)	926,464

Cash and cash equivalents, beginning of period	262,740	304,656

Cash and cash equivalents, end of period	$252,345	$1,231,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$233	$16,753
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$-	$1,064,760
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$-	$435,240

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2012
(Unaudited)

1.	Background Information

Dais Analytic Corporation, a New York corporation (the "Company"), has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 with its corporate headquarters located in Odessa, Florida.

The Company's accompanying financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2012.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2012, the Company incurred a net loss of $18,383 and has incurred significant losses since inception. As of March 31, 2012, the Company has an accumulated deficit of $37,991,549, negative working capital of $3,806,809 and a stockholders’ deficit of $4,877,709. The Company did not repay the Secured Note or the 2011 Convertible Note on May 7, 2012, the extended maturity date.  The lenders on the Secured Note and the 2011 Convertible Note may declare such notes in default, which the Company would have 15 days to cure.  If the Company cannot repay the Secured Note, the lender could seize the Collateral.  The Company provided $6,964 and used $322,067 of cash from operations during the three months ended March 31, 2012 and 2011, respectively.  Cash used in operations is funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.
We filed a registration statement on Form S-1 with the SEC which was declared effective on March 13, 2012. Pursuant to the registration statement, we registered 40 million shares of our common stock at a price per share of $0.26, a price which is greater than our current market price.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements and repay our notes payable. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2012 and 2011, (b) the financial position at March 31, 2012 and December 31, 2011, and (c) cash flows for the three month periods ended March 31, 2012 and 2011, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at March 31, 2012 and December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At March 31, 2012, the days sales outstanding was 50, as compared to 76 at December 31, 2011. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $19,099 at March 31, 2012 and an allowance of $24,771 at December 31, 2011.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.  During the three months ended March 31, 2012 and 2011, four customers accounted for approximately 67% and 57% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $59,500 and $47,400 for future warranty expenses at March 31, 2012 and December 31, 2011, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $20,500 from license agreements for both three months ended March 31, 2012 and 2011.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the three months ended March 31, 2011. There were no awards granted during the three months ended March 31, 2012.

Three Months Ended March 31, 2011
Dividend rate	0%
Risk free interest rate	2.70%
Expected term	6.5 years
Expected volatility	101%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the three month period ended March 31, 2011.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three months ended March 31, 2012, the Company did not issue any non-employee stock based compensation.  During the three months ended March 31, 2011, the Company issued 17,500 shares of common stock valued at $6,475 for services rendered.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company incurred research and development costs of approximately $158,800 and $163,400, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three months ended March 31, 2012 and 2011, the Company recorded approximately $67,200 and $161,400, respectively, in grant proceeds against research and development expenses on the statements of operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $83,087 at March 31, 2012. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is discussed in Note 4.

The Company’s financial liabilities measured at fair value consisted of the following as of March 31, 2012:

	Fair Value Measurements at March 31, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$1,300,288	—	—	$1,300,288

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2011	$1,888,218
Change in fair value	(587,930)

Balance at March 31, 2012	$1,300,288

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2012 and 2011, the Company had 54,463,591 and 54,636,713 potentially dilutive common shares which were not included in the computation of income (loss) per share.

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

Reclassifications - Certain reclassifications have been made to the financial statements for the three months ended March 31, 2011 to conform to the presentation as of and for the three months ended March 31, 2012.

Recent accounting pronouncements - Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2012	2011

Convertible note payable, related party; interest at 10% per annum; due May 7, 2012	$1,000,000	$1,000,000
Secured convertible note payable, related party; interest at 10% per annum; due May 7, 2012	1,500,000	1,500,000
Note payable; related party	624	624
	2,500,624	2,500,624
Less unamortized discount	—	(358,555)
Less amounts currently due, net of unamortized discount	(2,500,624)	(2,142,069)
Long-term portion	$—	$—

Notes Payable

In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be due in full on March 22, 2012.  Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share, a price which is greater than our current market price. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”).  Effective March 20, 2012, the Company and the Investor amended the 2011 Convertible Note and to extend the maturity date to May 7, 2012.

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

Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“financing agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the financing agreements, the investor has provided a bridge loan in the amount of $1,500,000 to the Company, which is secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to the secured convertible promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 is due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share, a price which is greater than our current market price. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012, subsequently extended to May 7, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.  Effective March 20, 2012, the Company and the investor amended the Secured Note to extend the maturity date to May 7, 2012.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three months ended March 31, 2012 and 2011, the Company recognized $358,555 and $117,819, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Pursuant to and during the term of the Secured Note, the Company will not issue or permit to exist any obligation for borrowed money, except for trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate indebtedness to, or unsecured and subordinate working capital guarantees provided by, the EXIM Bank, the 2011 Convertible Note, dated March 22, 2011, issued to the Investor in the principal amount of $1,000,000 and other unsecured indebtedness for borrowed money in an amount not to exceed $750,000.

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

The Company did not repay the Secured Note or the 2011 Convertible Note on May 7, 2012, the extended maturity date.  The lenders on the Secured Note and the 2011 Convertible Note may declare such notes in default, which the Company would have 15 days to cure.  If the Company cannot repay the Secured Note, the lender could seize the Collateral which may cause us to cease or curtail operations.

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

Accrued interest on the above notes was $382,877 and $320,548 at March 31, 2012 and December 31, 2011, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 in each of the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, $66,591 and $58,367, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and three other employees for deferred salaries earned and unpaid as of March 31, 2012 and December 31, 2011 of $1,407,273 and $1,405,606, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6.	Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

The average fair value of options granted at market during three months ended March 31, 2011 was $0.25 per option, respectively. There were no options awarded during the three months ended March 31, 2012.  There were no options exercised during the three months ended March 31, 2012 and 2011.

The following summarizes the information relating to outstanding stock options activity with employees during 2012 and 2011:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	17,402,757	$0.32	6.66	$352,065
Expired/Forfeited	(381,333)	$0.25

Outstanding at March 31, 2012	17,021,424	$0.32	6.45	$150,215

Exercisable at March 31, 2012	16,228,300	$0.32	6.34	$150,215

Stock compensation expense was approximately $41,600 for the three months ended March 31, 2012 and $392,000 for the three months ended March 31, 2011. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was approximately $87,300 and $452,500, respectively.

As of March 31, 2012, there was approximately $221,400 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $124,300, $83,400 and $13,700 is expected to be recognized for the remainder of the fiscal year ending December 31, 2012, and for the fiscal years ending 2013 and 2014, respectively.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2012:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2011	1,094,236	$0.29
Granted	—	$—
Vested	(304,583)	$0.29
Forfeited	3,471	$—
Nonvested options - March 31, 2012	793,124	$0.29

Warrants

At March 31, 2012, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

Warrants-Additional Financing	404,537	.48	$0.55
Warrants-Robb Trust Note	50,000	.60	$0.55
Warrants-Financing	17,000,000	1.50	$0.30
Warrants-Placement Agent Warrants	401,333	.84	$0.25
Warrants-Tangredi	3,000,000	1.01	$0.36
Warrants-Ehrenberg	250,000	1.35	$0.30
Warrants-Consulting Agreement	825,000	2.52	$0.30
Warrants-Note Conversions	2,302,538	2.17	$0.39
Warrants-Stock Purchases	1,720,770	3.25	$0.40
Warrants-Services	400,000	2.81	$0.50
Tota	26,354,178

7.	Genertec Agreement

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Greater China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that a minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term. In the event Genertec fails to purchase the minimum amount of products in any given year, we may convert the exclusivity provided to Genertec to a non-exclusive or terminate the agreement. Genertec has agreed to engage and appoint authorized person(s) or firm(s), to install, engineer, perform maintenance, sell and use the products within the defined distribution area and neither Genertec nor its designated buyer is permitted to alter, decompile or modify our products in any way. As consideration for entering into this agreement, Genertec agreed to pay us a deposit in monthly installments beginning in September 2009 and continuing through April, 2010. All such payments are to be applied to products purchased by Genertec. During the initial term of the agreement, the parties are to negotiate in good faith a royalty bearing license agreement whereby Genertec may be granted a license to manufacture certain portions of the our products in the designated territory. The initial term of the agreement shall be for a period of five (5) years, commencing on August 21, 2009, unless earlier terminated. Unless notice of termination is delivered to the respective parties 180 days prior to the expiration of the initial term, the Agreement will automatically renew for consecutive one year periods. We may terminate this agreement in the event: (1) Genertec fails to pay the deposit as indicated, (2) Genertec does not purchase the minimum amount of our designated products during any contract year, (3) breach by Genertec of its obligations under the Agreement, or (4) at our discretion immediately upon the transfer of fifty percent (50%) or more of either the assets of the voting stock of Genertec to any third party. Genertec may not assign the Agreement to any party without our prior written consent. During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the three months ended March 31, 2012, we terminated this agreement and the CAST agreement (discussed below) and recognized the $150,000 deposit as revenue.

8.	CAST Systems Control Technology

In April of 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process. The Agreement is conditioned upon the Company obtaining a letter of credit from GTA in the amount as agreed to by the parties on or before April 13, 2010. The Company has received the required letter of credit. This Agreement, the terms of which are disclosed in the Company’s Current Report on Form 8-K, filed on April 9, 2010, is made pursuant to and in support of the $200 million distribution agreement made between the Company and Genertec on August 21, 2009, granting Genertec the exclusive right to obtain, distribute and market the Company’s nanotechnology-based membrane and related products in China, including mainland China, Hong Kong, Macau and Taiwan, the terms of which are summarized above and more fully disclosed in the Company’s Current Report on Form 8-K, filed August 27, 2009. During the three months ended March 31, 2012, we terminated this agreement.

9.	Derivative Financial Instruments

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

	For the Three Months Ended March 31,
	2012	2011

Exercise price	$0.25	$0.25
Market value of stock at end of period	$0.19	$0.44
Expected dividend rate	N/A	N/A
Expected volatility	167% - 174%	164% – 173%
Risk-free interest rate	0.19%	0.97% – 1.25%
Expected life in years	0.70 – 0.84	1.70 – 2.35
Shares underlying warrants outstanding classified as liabilities	13,401,333	15,543,641

All warrants issued by the Company other than the above noted warrants are classified as equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2012. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

Our near term revenue growth is dependent on continued sales from (i) diversified and seasoned independent sales representatives, (ii) a greater number of independent sales representatives (iii) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (iv) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences). In addition, the Company and its independent sales representative sales force will work to secure orders for ConsERV™ “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community. We are also working to create license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2012	2011

Revenues	$1,039,483	$858,694
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$683,137	$700,890
Percentage of revenues	65.7%	81.6%

Research and development expenses, net grant revenue	$91,598	$2,036
Percentage of revenues	8.8%	0.24%

Selling, general and administrative expenses	$434,765	$922,297
Percentage of revenues	41.8%	107.4%

Amortization of discount on convertible note payable	$358,555	$117,819
Percentage of revenues	34.5%	13.7%

Interest expense	$77,786	$45,720
Percentage of revenues	7.5%	5.3%

Change in fair value of warrant liability	$(587,930)	$2,352,106
Percentage of revenues	56.6%	273.9%

Net loss	$(18,383)	$(3,282,145)
Percentage of revenues	(1.8)%	(382.2)%

Summary of Three Months Ended March 31, 2012 Results of Operations

REVENUES: Total revenues for the three months ended March 31, 2012 and 2011 were $1,039,483 and $858,694, respectively, an increase of $180,789 or 21%. The increase in revenues in the 2012 period is primarily attributable to an increase in ConsERV System sales by 21%. This increase was due to generating additional sales in product customizations, a change in the product mix and an increase in the number and size of its sales transactions in 2012 compared to 2011. The increase in revenues was also due to the recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec and the CAST agreements during the three months ended March 31, 2012. During the three months ended March 31, 2012 and 2011, four customers accounted for approximately 67% and 57% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold decreased $17,753 to $683,137 and represented 66% of revenues, for the three months ended March 31, 2012 compared to $700,890 or 82% of revenues for the three months ended March 31, 2011. Gross profit margin increased from 18% in 2011 to 34% in 2012. The increase in the gross profit margin was due to the increase in sales and improved prices on materials. The Company has also moved the production of additional products in house to aid in customer satisfaction through improved customer service and overall production time.

RESEARCH AND DEVELOPMENT EXPENSES, NET OF GRANT REVENUE: Research and development expenses, net of grant revenue of $91,598 for the three months ended March 31, 2012 increased $89,562 from $2,036 in the same period of 2011.  The increase is primarily due to the decrease in grant revenue that was serving to offset our research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $434,765 for the three months ended March 31, 2012 decreased $487,532 from $922,297 in the same period of 2011 or 53%. The decrease was due to a decrease in professional fees of approximately $105,200 and approximately $350,000 decrease in stock based compensation.

AMORTIZATION OF DISCOUNT ON CONVERTIBLE NOTE PAYABLE: Amortization of the discount on the convertible note payable was $358,555 for the three months ended March 31, 2012 compared to $117,819 for the same period of 2011, an increase of $240,736.  This increase was primarily attributable to the $1,500,000 note payable issued on March 22, 2011 being outstanding for 91 days during the period ended March 2012 as opposed to nine days during  the three month period ended March 31, 2011.

INTEREST EXPENSE: Interest expense was $77,786 for the three months ended March 31, 2012 compared to $45,720 for the same period of 2011, an increase of $32,066.  This increase was primarily due to the $1,500,000 increase in the notes payable at the end of March 2011.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $2,940,036 for the three months ended March 31, 2012 to ($587,930) from $2,352,106 in the prior period ended March 31, 2011 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 9 in the accompanying Financial Statements.

NET LOSS: Net loss for the three months ended March 31, 2012 decreased by $3,263,762 to $18,383 from $3,282,145 for the three months ended March 31, 2011. The change is primarily due to the increase in gross margin, the decrease in selling, general and administrative expenses and the change in fair value of warrant liability as discussed above.

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

We filed a registration statement on Form S-1 with the SEC which was declared effective on March 13, 2012 (Registration No. 333-176894). Pursuant to the registration statement, we registered 40 million shares of our common stock at a purchase price per share of $0.26, a price which is greater than our current market price. The price of the shares registered will remain fixed while the registration statement is effective. Because there is no minimum offering amount required as a condition to closing in this offering, the proceeds to us, if any, are not presently determinable and may be substantially less than the total gross registered amount of $10.4 million. As disclosed in our registration statement, we intend to use the proceeds for working capital, general corporate purposes and repayment of certain outstanding indebtedness.

Notes Payable

In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the Investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 will be due in full on March 22, 2012.  Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share, a price which is greater than our current market price. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company will not issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”).  Effective March 20, 2012, the Company and the Investor amended the 2011 Convertible Note and to extend the maturity date to May 7, 2012.

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

Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“financing agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the financing agreements, the investor has provided a bridge loan in the amount of $1,500,000 to the Company, which is secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (the "Collateral"). Pursuant to the secured convertible promissory Note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 is due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note will automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price is $0.26 per share, a price which is greater than our current market price. Any principal or interest which is not converted will be repaid by the Company at the earlier of a qualified offering or March 22, 2012, subsequently extended to May 7, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.  Effective March 20, 2012, the Company and the investor amended the Secured Note to extend the maturity date to May 7, 2012.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the Investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three months ended March 31, 2012 and 2011, the Company recognized $358,555 and $117,819, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Pursuant to and during the term of the Secured Note, the Company will not issue or permit to exist any obligation for borrowed money, except for trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate indebtedness to, or unsecured and subordinate working capital guarantees provided by, the EXIM Bank, the 2011 Convertible Note, dated March 22, 2011, issued to the Investor in the principal amount of $1,000,000 and other unsecured indebtedness for borrowed money in an amount not to exceed $750,000.

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

The Company did not repay the Secured Note or the 2011 Convertible Note on May 7, 2012, the extended maturity date.  The lenders on the Secured Note and the 2011 Convertible Note may declare such notes in default, which the Company would have 15 days to cure.  If the Company cannot repay or extend the Secured Note, the lender could seize the Collateral which may cause us to cease or curtail our operations.

Going Concern

We will be dependent upon our existing cash of $252,345 at March 31, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $2,500,000 and other contractual obligations of approximately $178,100.  These operational expenses include debt service on a principal amount of $2,500,624 in outstanding indebtedness, and other contractual obligations amounting to $178,061 as of March 31, 2012.  The Company did not repay the Secured Note or the 2011 Convertible Note on May 7, 2012, the extended maturity date.  The lenders on the Secured Note and the 2011 Convertible Note may declare such notes in default, which the Company would have 15 days to cure.  If the Company cannot repay the Secured Note, the lender could seize the Collateral which may cause us to cease or curtail our operations.  We must raise additional capital in the amount of approximately $8.9 million, net of expenses, during the next eighteen months in order to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements in accordance with our existing plans through July 2013. This additional capital could be provided by a successful completion of an offering of equity securities. If we are unable to raise these funds, we may be required to delay our development plans, curtail our expenditures, and attempt to renegotiate the terms of our outstanding convertible notes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company has an accumulated deficit of $37,991,549, negative working capital of $3,806,809 and a stockholders’ deficit of $4,877,709. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.
We filed a registration statement on Form S-1 with the SEC which was declared effective on March 13, 2012. Pursuant to the registration statement, we registered 40 million shares of our common stock at a price per share of $0.26, a price which is greater than our current market price.

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2012	2011
Cash flows provided (used) in operating activities	$6,964	$(322,067)
Cash flows used in investing activities	(12,709)	(16,487)
Cash flows (used) provided by financing activities	(4,650)	1,265,018

Net (decrease) increase in cash and cash equivalents	$(10,395)	$926,464

Cash and cash equivalents as of March 31, 2012 was $252,345 compared to $1,231,120 as of March 31, 2011. Cash is primarily used to fund our working capital requirements.

As of March 31, 2012, the Company had a working capital deficit of $3,806,809 compared to $3,222,163 of working capital deficit as of December 31, 2011. During the three months ended March 31, 2012 we provided approximately $7,000 of cash from our operations, used approximately $12,700 to in support of patent applications and patent issuances and used approximately $4,600 for offering costs.

Net cash provided by operating activities was approximately $7,000 for the three months ended March 31, 2012 compared to approximately $322,100 of cash used in operations for the same period in 2011.

Net cash used in investing activities was approximately $12,700 for the three months ended March 31, 2012 compared to approximately $16,500 for the same period in 2011. During the three months ended March 31, 2012, we used cash for the patents.

Net cash used by financing activities was approximately $4,600 for the three months ended March 31, 2012 compared to cash provided by financing activities of approximately $1,265,000 for the same period in 2011. During the three months ended March 31, 2011, we received net proceeds of $1,500,000 from the issuance of debt net of $50,000 of payments on notes payable and approximately $185,000 of payments for loan costs and deferred offering costs.

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

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2012, the Company has not made any changes to our internal control processes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company did not issued any shares of common stock.

Item 3.	Default Upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Reserved

During the three months ended March 31, 2012, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	May 14, 2012
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	May 14, 2012
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)