Form 10-Q
period 2012-06-30
DAIS ANALYTIC CORP
filed 2012-08-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

There were 37,517,604 shares of the Registrant’s $0.01 par value common stock outstanding as of August 14, 2012.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$96,090	$262,740
Accounts receivable, net	351,336	686,648
Other receivables	-	73,648
Inventory	275,865	342,908
Prepaid expenses and other current assets	130,946	54,932
Deferred offering costs	45,001	160,164
Total Current Assets	899,238	1,581,040

Property and equipment, net	170,204	188,162

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $140,754 and
$128,962 at June 30, 2012 and December 31, 2011, respectively	95,690	89,869
Total Other Assets	97,970	92,149

TOTAL ASSETS	$1,167,412	$1,861,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$74,723 and $58,367 at June 30, 2012 and December 31, 2011, respectively	$729,267	$552,660
Accrued compensation and related benefits	1,447,440	1,405,606
Accrued interest	456,296	320,548
Accrued expenses, other	110,207	83,861
Current portion of deferred revenue	82,000	298,459
Current portion of notes payable, related party	2,565,624	2,142,069
Total Current Liabilities	5,390,834	4,803,203

LONG-TERM LIABILITIES:
Warrant liability	388,366	1,888,218
Deferred revenue, net of current portion	29,840	70,840
Total Long-Term Liabilities	418,206	1,959,058

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 37,774,817
shares issued and 37,517,604 shares outstanding	377,749	377,749
Capital in excess of par value	33,944,787	33,966,619
Accumulated deficit	(37,692,052)	(37,973,166)
	(3,369,516)	(3,628,798)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(4,641,628)	(4,900,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,167,412	$1,861,351

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE:
Sales	$628,515	$1,103,579	$1,647,498	$1,941,773
License fees	20,500	20,500	41,000	41,000
	649,015	1,124,079	1,688,498	1,982,773

COST OF GOODS SOLD	508,962	806,674	1,192,099	1,507,564

GROSS MARGIN	140,053	317,405	496,399	475,209

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$0, $126,109, $67,240 and $287,473, respectively	143,396	11,119	234,994	13,155
Selling, general and administrative expenses	527,573	792,606	962,338	1,714,903
TOTAL OPERATING EXPENSES	670,969	803,725	1,197,332	1,728,058

LOSS FROM OPERATIONS	(530,916)	(486,320)	(700,933)	(1,252,849)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	(911,922)	(1,694,170)	(1,499,852)	657,937
Amortization of discount on convertible note payable	-	332,750	358,555	450,568
Interest expense	81,529	84,149	159,315	129,870
Interest income	(20)	(634)	(65)	(664)
TOTAL OTHER EXPENSE (INCOME)	(830,413)	(1,277,905)	(982,047)	1,237,711

NET INCOME (LOSS)	$299,497	$791,585	$281,114	$(2,490,560)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.01	$0.02	$0.01	$(0.07)
NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.01	$0.02	$0.01	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	37,774,817	35,089,169	37,774,817	34,335,348
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	38,401,551	56,239,845	38,695,037	34,335,348

DAIS ANALYTIC CORPORATION
FOR THE SIX MONTHS ENDED JUNE 30, 2012
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2011	37,774,817	$377,749	$33,966,619	$(37,973,166)	$(1,272,112)	$(4,900,910)

Stock based compensation	-	-	83,168	-	-	83,168

Revaluation of common stock issued to vendors for services	-	-	(105,000)	-	-	(105,000)

Net income	-	-	-	281,114	-	281,114

Balance, June 30, 2012	37,774,817	$377,749	$33,944,787	$(37,692,052)	$(1,272,112)	$(4,641,628)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$281,114	$(2,490,560)
Adjustments to reconcile net income (loss) to net cash and cash equivalents Depreciation and amortization	17,042	25,393
Write off of deferred offering costs	10,163	-
Issuance of common stock, stock options and stock warrants for services and
amortization of common stock issued for services	-	87,937
Stock based compensation expense	83,168	630,096
Change in fair value of warrant liability	(1,499,852)	657,937
(Decrease) increase in allowance for doubtful accounts	(18,223)	18,450
Amortization of deferred loan costs	23,224	-
Amortization of discount on convertible note payable	358,555	450,568
(Increase) decrease in:
Accounts receivable	353,535	2,215
Other receivables	73,648	(10,000)
Inventory	67,043	(77,901)
Prepaid expenses and other current assets	(84,238)	4,104
Increase (decrease) in:
Accounts payable and accrued expenses	338,701	357,106
Accrued compensation and related benefits	41,834	(20,416)
Deferred revenue	(257,459)	(98,263)
Net cash used by operating activities	(211,745)	(463,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(4,905)	(13,596)
Purchase of property and equipment	-	(13,746)
Net cash used by investing activities	(4,905)	(27,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	50,000	1,500,000
Payments on notes payable, related party	-	(50,000)
Payments for loan and offering costs	-	(422,183)
Net cash provided by financing activities	50,000	1,027,817

Net (decrease) increase in cash and cash equivalents	(166,650)	537,141

Cash and cash equivalents, beginning of period	262,740	304,656

Cash and cash equivalents, end of period	$96,090	$841,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$343	$34,158
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$-	$1,064,760
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$-	$435,240
Application of proceeds due under note payable, including accrued interest, to purchase 2,667,503 shares of common
stock at $0.26 per share	$-	$693,550
Revaluation of common stock issued for services	$105,000	$-

Dais Analytic Corporation
Notes to Financial Statements
Three and Six Months Ended June 30, 2012
(Unaudited)

1.	Background Information

Dais Analytic Corporation, a New York corporation, (the “Company”) has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 with its corporate headquarters located in Odessa, Florida.

The accompanying financial statements of the “Company” are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2012.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of June 30, 2012, the Company has an accumulated deficit of $37,692,052, negative working capital of $4,491,596 and a stockholders’ deficit of $4,641,628. The Company used $211,745 and $463,334 of cash in operations during the six months ended June 30, 2012 and 2011, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. Further, as of the date of this report, the Company is in default with respect to the unsecured convertible promissory note issued March 22, 2011 in the principal amount of $1,000,000 and accrued interest payable of $258,083 as of June 30, 2012.  In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.	We are seeking growth capital from the sale of our securities.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to pay our outstanding debt and fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2012 and 2011, (b) the financial position at June 30, 2012 and December 31, 2011, and (c) cash flows for the six month periods ended June 30, 2012 and 2011, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at June 30, 2012 and December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At June 30, 2012, the day’s sales outstanding were 58, as compared to 76 at December 31, 2011. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $6,547 at June 30, 2012 and an allowance of $24,771 at December 31, 2011.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.  During the six months ended June 30, 2012 and 2011, four customers accounted for approximately 61% and 52% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $68,100 and $47,400 for future warranty expenses at June 30, 2012 and December 31, 2011, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $20,500 and $41,000 from license agreements for both three and six months ended June 30, 2012 and 2011.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the six months ended June 30, 2011. There were no awards granted during the six months ended June 30, 2012.

Six Months Ended June 30, 2011
Dividend rate	0%
Risk free interest rate	2.70% – 2.93%
Expected term	6.5 years
Expected volatility	101% - 103%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the six month period ended June 30, 2012.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three and six months ended June 30, 2012, the Company did not issue any non-employee stock based compensation.  During the six months ended June 30, 2011, the Company issued 121,346 shares of common stock valued at $42,821 for services rendered.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and six months ended June 30, 2012, the Company incurred research and development costs of approximately $143,300 and $302,200, respectively. For the three and six months ended June 30, 2011, the Company incurred research and development costs of approximately $137,200 and $300,600 respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and six months ended June 30, 2012, the Company recorded approximately $0 and $67,200, respectively, in grant proceeds against research and development expenses on the statement of operations. For the three and six months ended June 30, 2011, the Company recorded approximately $126,100 and $287,500, respectively, in grant proceeds against research and development expenses on the statement of operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $594 at June 30, 2012. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is discussed in Note 4.

The Company’s financial liabilities measured at fair value consisted of the following as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$388,366	—	—	$388,366

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2011	$1,888,218
Change in fair value	(1,499,852)

Balance at June 30, 2012	$388,366

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

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$299,497	$791,585	$281,114	$(2,490,560)
Denominator:
Weighted average basic shares outstanding	37,774,817	35,089,169	37,774,817	34,335,348
Stock options	626,734	4,085,153	972,944	—
Warrants	—	6,701,980	—	—
Convertible debt	—	10,363,542	—	—
Weighted average fully diluted shares outstanding	38,401,551	56,239,845	38,747,761	34,335,348
Net income (loss) per common share - basic	$0.01	$0.02	$0.01	$(0.07)
Net income (loss) per common share - diluted	$0.01	$0.02	$0.01	$(0.07)

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

Reclassifications - Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2011 to conform to the presentation for the three and six months ended June 30, 2012.

Recent accounting pronouncements - Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2012	2011

Convertible note payable, related party; interest at 10% per annum until June 14, 2012 and 20% per annum thereafter; currently in default	$1,000,000	$1,000,000
Secured convertible note payable, related party; interest at 10% per annum until June 14, 2012 and 20% per annum thereafter; in default as of June 30, 2012 (all principal and interest was paid in full as of July 13, 2012)	1,515,000	1,500,000
Note payable; interest at 4% per annum; due on demand	50,000	—
Note payable; related party	624	624
	2,565,624	2,500,624
Less unamortized discount	—	(358,555)
Less amounts currently due, net of unamortized discount	(2,565,624)	(2,142,069)
Long-term portion	$—	$—

Notes Payable

Unsecured Note
In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 is due in full on March 22, 2012.  Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note shall automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Any principal or interest which is not converted is to be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company is not to issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”).  Effective March 20, 2012, the Company and the investor amended the 2011 Convertible Note and to extend the maturity date to May 7, 2012. Pursuant to the Forebearance Agreement described below, on and after June 14, 2012 interest on the principal amount of the 2011 Convertible Note shall accrue at the rate of 20% per annum. As of the date of this report, the 2011 Convertible Note was outstanding, in default and due and payable in full.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into amendments to existing warrant agreements with the investor to extend the terms of the existing stock purchase warrants, dated on or about December 31, 2007 and March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional stock purchase warrant to the investor.  Subject to the terms of the warrant, the investor may purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the Convertible Note by the investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to this secured convertible promissory note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note was to automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price was $0.26 per share. Any principal or interest which was not converted was to be repaid by the Company at the earlier of a qualified offering or March 22, 2012, subsequently extended to May 7, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.  Effective March 20, 2012, the Company and the investor amended the Secured Note and Convertible Promissory Note to extend the maturity date to May 7, 2012. Pursuant to the Forbearance Agreement described below, on and after June 14, 2012 interest on the principal amount of this note at the rate of 20% per annum. All interest and principal due and owing pursuant to this Secured Note was paid on July 13, 2012.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three and six months ended June 30, 2012, the Company recognized $358,555 and $358,555, respectively, in additional interest expense representing amortization of this debt discount.  For the three and six months ended June 30, 2011, the Company recognized $332,750 and $450,568, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Pursuant to the Patent Security Agreement issued in connection with the Note and Warrant Purchase of March 22, 2011, the Company was not, without the investor’s prior consent, to sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company was to take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

In connection with a qualified offering, and subject to the terms and conditions of the Secured Note and 2011 Convertible Note, the Company will use reasonable efforts to include the investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements and Financing Agreements, the investor will not, if requested in writing by the underwriter, sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements or Financing Agreements.

Forbearance Agreement
On May 18, 2012 we received a notice of default from the investor with respect to the 2011 Convertible Note, Secured Note and Patent Security Agreement. On June 15, 2012, we entered into a forbearance agreement (the “Forbearance Agreement”),  with the investor. Under the Forbearance Agreement, the investor agreed to forebear from disposing of or selling any collateral secured by the Patent Security Agreement until the earliest of: (i) July 15, 2012; (ii) two business days after our receipt of a written notice after any subsequent event of default, (iii) two business days after our receipt of a written notice that any representations, warranties or information we provided to the investor in any document or instrument in connection with the Forbearance Agreement is materially false, incomplete or misleading, (iv) two business days after our receipt of a written notice that a proceeding or other action has been commenced by any creditor against us, other than the investor (v) the date on which a court enters an order for relief or take any similar action in respect of us in an involuntary case under any applicable bankruptcy law, or (vi) the date on which a petition for relief under any applicable bankruptcy, is filed by or against us, each as further described in the Forbearance Agreement.

Furthermore, we acknowledge to the investor that upon termination of the Forbearance Period and at any time thereafter, the investor shall be entitled, at its discretion, to (i) dispose of the Collateral (as defined in the Patent Security Agreement) in the manner set forth in the disposition notification, and (ii) exercise any and all rights and remedies available to the investor in respect of existing defaults as a secured creditor, including without limitation, those rights and remedies under the outstanding 2011 Convertible Note and the Secured Note (collectively, the “Notes”) and the Patent Security Agreement. We also acknowledged to the investor that we have received notice of the disposition of the Collateral within a reasonable time prior to any potential disposition (to the extent the same occurs on or after termination of the Forbearance Period) for purposes of Section 9-612 of the UCC, and that we do not have any defenses, affirmative or otherwise, rights of setoff, rights of recoupment, claims, counterclaims, or causes of action of any kind or nature whatsoever against the investor, its officers, directors, employees, attorneys, members, managers, legal representatives or affiliates.

Under the terms of the Forbearance Agreement, we agreed to pay the investor the sum of $15,000 for legal fees incurred, which was added to the principal amount of the outstanding Secured Note, and the interest on the Secured Note and the 2011 Convertible Note accruing on and after June 14, 2012 was to thereafter accrue at the rate of twenty percent (20%) per annum.

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note.  The 2011 Convertible Note, however, is still outstanding with a principal balance $1,000,000 and an accrued interest payable balance of $258,083 at June 30, 2012.

Other Notes and Accrued Interest
During the six months ended June 30, 2012, the Company entered into an agreement with a related party to borrow $50,000 which is due on demand and bears interest at 4%.  We paid all interest and principal due under this note on July 31, 2012.

Accrued interest on the above notes was $456,296 and $320,548 at June 30, 2012 and December 31, 2011, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is our Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 in each of the three months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, $74,723 and $58,367, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and four other employees for deferred salaries earned and unpaid as of June 30, 2012 and December 31, 2011 of $1,447,440 and $1,405,606, respectively.

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

The average fair value of options granted at market during six months ended June 30, 2011 was $0.27 per option. There were no options awarded during the six months ended June 30, 2012.  There were no options exercised during the six months ended June 30, 2012 and 2011.

The following summarizes the information relating to outstanding stock options activity with employees during 2012 and 2011:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	17,402,757	$0.32	6.66	$352,065
Expired/Forfeited	(503,058)	$0.39

Outstanding at June 30, 2012	16,899,699	$0.31	6.25	$-

Exercisable at June 30, 2012	16,224,492	$0.31	6.15	$-

Stock compensation expense was approximately $41,600 and $83,200 for the three and six months ended June 30, 2012, respectively, and $238,500 and $630,100 for the three and six months ended June 30, 2011, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was approximately $194,300 and $527,200, respectively.

As of June 30, 2012, there was approximately $179,800 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $82,700, $83,400 and $13,700 is expected to be recognized for the remainder of the fiscal year ending December 31, 2012, and for the fiscal years ending 2013 and 2014, respectively.

The following table represents our non vested share-based payment activity with employees for the six months ended June 30, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2011	1,094,236	$0.29
Granted	—	$—
Vested	(422,500)	$0.27
Forfeited	3,471	$—

Nonvested options – June 30, 2012	675,207	$0.29

Warrants

At June 30, 2012, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

Warrants-Additional Financing	218,500	.64	$0.55
Warrants-Robb Trust Note	45,000	.39	$0.55
Warrants-Financing	17,000,000	1.25	$0.30
Warrants-Placement Agent Warrants	401,333	.59	$0.25
Warrants-Tangredi	3,000,000	.76	$0.36
Warrants-Ehrenberg	250,000	1.10	$0.30
Warrants-Consulting Agreement	825,000	2.27	$0.30
Warrants-Note Conversions	2,302,538	1.92	$0.39
Warrants-Stock Purchases	1,720,770	3.00	$0.40
Warrants-Services	400,000	2.56	$0.50
Tota	26,163,141

7.	Terminated Sales Agreements

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec, under which we are to supply and Genertec is to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Greater China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provides that during the initial five year term of the agreement, Genertec will order and purchase these products in the aggregate amount of $200 million. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term.

In April of 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec with a value of up to approximately $48 million over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process.

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the six months ended June 30, 2012, we terminated the Genertec and CAST agreements and recognized the $150,000 deposit as revenue.

8.	Derivative Financial Instruments

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Exercise price	$0.25	$0.25	$0.25	$0.25
Market value of stock at end of period	$0.10	$0.37	$0.10	$0.37
Expected dividend rate	0%	0%	0%	0%
Expected volatility	183% - 191%	164%	183% - 191%	164% - 173%
Risk-free interest rate	0.16%	0.19% – 0.45%	0.16%	.19% – 1.25%

All warrants issued by the Company other than the above noted warrants are classified as equity.

9.	Subsequent Events

On July 13, 2012, the Company paid all principal and interest due and owing pursuant to the $1,500,000 Secured Note.

On July 13, 2012, the Company issued a Secured Convertible Promissory Note and Patent Security Agreement (collectively, the “Agreements”) to an investor (“Investor”).  Pursuant to the terms and subject to the conditions set forth in the Agreements, the Investor provided a loan in the amount of $2,000,000 to the Company, which will be secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“Collateral”). Pursuant to the Secured Convertible Promissory Note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012.  The Investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share, as adjusted to reflect subsequent stock dividends, splits, combinations and recapitalizations; provided, however, that in the event any such conversion of the 2012 Note would result in the Investor beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 9.99% of the then issued and outstanding shares of Common Stock at such time (“Threshold”), then instead of the Company issuing shares of common stock in excess of the Threshold, the Company shall pay in cash such excess amounts of principal and interest. Investor may waive the Threshold and convert all or any part of the excess amount upon issuing the required prior written notice of Company. The proceeds of this 2012 Note were used in part to pay in full all outstanding principal and interest due pursuant to the Secured Promissory Note issued March 22, 2011.

Pursuant to the Patent Security Agreement, the Company shall not, without the Investor’s prior consent, sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company will take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

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

Results of Operations

Summary of Three Months Ended June 30, 2012 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2012	2011

Revenues	$649,015	$1,124,079
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$508,962	$806,674
Percentage of revenues	78.4%	71.8%
Research and development expenses, net grant revenue	$143,396	$11,119
Percentage of revenues	22.1%	1.0%
Selling, general and administrative expenses	$527,573	$792,606
Percentage of revenues	81.3%	70.5%
Interest expense	$81,529	$416,899
Percentage of revenues	12.6%	37.1%
Change in fair value of warrant liability (gain)	$(911,922)	$(1,694,170)
Percentage of revenues	140.5%	150.7%
Net income	$299,497	$791,585
Percentage of revenues	46.1%	70.4%

REVENUES: Total revenues for the three months ended June 30, 2012 and 2011 were $649,015 and $1,124,079, respectively, a decrease of $475,064 or 42.3%. The decrease in revenues in the 2012 period is primarily attributable to concerns related to our ability to repay the convertible secured promissory note in the principal amount of $1.5 million.  The note was repaid on July 13, 2012.

COST OF GOODS SOLD: Cost of goods sold decreased $297,712 to $508,962 and represented 78% of revenues, for the three months ended June 30, 2012 compared to $806,674 or 72% of revenues for the three months ended June 30, 2011. Gross profit margin decreased from 28% in 2011 to 22% in 2012. The decrease in the gross profit margin was due to the relocation of the production of our enthalpy cores to our Odessa location, which required an increase in our materials, labor and training for quality assurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $527,573 for the three months ended June 30, 2012 decreased $265,033 from $792,606 in the same period of 2011 or 33%. The decrease was primarily due to a decrease in stock based compensation of approximately $197,000 and a decrease in professional services by approximately $46,000.

INTEREST EXPENSE: Interest expense was $81,529 for the three months ended June 30, 2012 compared to $84,149 for the same period of 2011, a decrease of $2,620.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $782,248 for the three months ended June 30, 2012 to ($911,922) from ($1,694,170) in the prior period ended June 30, 2011 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 8 in the accompanying Financial Statements.

NET INCOME: Net income for the three months ended June 30, 2012 decreased by $492,088 to $299,497 from $791,585 for the three months ended June 30, 2011. The decrease in net income is primarily due to the decrease in the change in the fair value of the warrant liability as discussed above.

Summary of Six Months Ended June 30, 2012 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Six Months Ended June 30,
	2012	2011

Revenues	$1,688,498	$1,982,773
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$1,192,099	$1,507,564
Percentage of revenues	70.6%	76.0%
Research and development expenses, net grant revenue	$234,994	$13,155
Percentage of revenues	13.9%	0.7%
Selling, general and administrative expenses	$962,338	$1,714,903
Percentage of revenues	57.0%	86.5%
Interest expense	$159,315	$580,438
Percentage of revenues	0.09%	29.3%
Change in fair value of warrant liability (gain)	$(1,499,852)	$657,637
Percentage of revenues	88.8%	33.2%
Net income (loss)	$281,114	$(2,490,560)
Percentage of revenues	16.6%	125.6%

REVENUES: Total revenues for the six months ended June 30, 2012 and 2011 were $1,688,498 and $1,982,773, respectively, a decrease of $294,275 or 14.8%.  The decrease in revenues in the 2012 period is primarily attributable to concerns related to our ability to repay the convertible secured promissory note in the principal amount of $1.5 million.  The note was repaid on July 13, 2012. During the six months ended June 30, 2012 and 2011, four customers accounted for approximately 61% and 52% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold decreased $315,465 to $1,192,099 and represented 70.6% of revenues, for the six months ended June 30, 2012 compared to $1,507,564 or 76% of revenues for the six months ended June 30, 2011. Gross profit margin increased from 24% in 2011 to 29.4% in 2012. The increase in the gross profit margin was due to the recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec and the CAST agreements net of the increase in costs related to the relocation of the production of our enthalpy cores to our Odessa location, which required an increase in labor costs and additional training for quality assurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $962,338 for the six months ended June 30, 2012 represented a decrease of $752,565 from $1,714,903 in the same period of 2011. The decrease was primarily due to a decrease of $546,929 in stock based compensation expense as the Company did not approve as many equity awards in 2012.  It was also due to a $59,249 decrease in professional fees as the Company entered into fewer  consulting agreements.  Finally, the Company reduced travel and entertainment expense by $39,191.

INTEREST EXPENSE: Interest expense was $159,315 for the six months ended June 30, 2012 compared to $129,870 for the same period of 2011, an increase of $29,445.  The increase was primarily due to having the secured and unsecured notes outstanding for the full six months in 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $2,157,789 for the six months ended June 30, 2012 to ($1,499,852) from $657,937 in the prior period ended June 30, 2011 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 8 in the accompanying Financial Statements.

NET INCOME (LOSS): Net income for the six months ended June 30, 2012 increased by $2,771,674 to $281,114 from ($2,490,560) or the six months ended June 30, 2011. The increase in net income is primarily due to the increase in the change in fair value of warrant liability as discussed above.

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

Unsecured Note
In December 2009, we secured a 10% loan in the principal amount of $1,000,000 from an investor. Pursuant to the terms of the note, we are to pay the holder simple interest at the rate of ten percent per annum commencing on the date of issuance with all interest and principal due and payable in cash on or before June 17, 2010. The note’s maturity date was extended to April 30, 2011. On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with this investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 is due in full on March 22, 2012.  Subject to the terms and conditions of the 2011 Convertible Note, including limitations on conversion, the outstanding principal and interest under the 2011 Convertible Note shall automatically convert into shares of the Company’s common stock at the then-effective conversion price upon the closing of a qualified firm commitment underwritten public offering or may be voluntarily converted by the investor at anytime during the debt term. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Any principal or interest which is not converted is to be repaid by the Company at the earlier of a qualified offering, (as defined in the 2011 Convertible Note which is filed as an exhibit to the Form 8K filed with the Securities and Exchange Commission on March 28, 2011), or March 22, 2012. Pursuant to and during the term of the 2011 Convertible Note, the Company is not to issue or allow to exist any obligation for borrowed money, except for subordinate indebtedness in payment and priority, trade payables incurred in the ordinary course of business, purchase money secured indebtedness for equipment or inventory, unsecured and subordinate, or unsecured and subordinate working capital guarantees provided by, the Export Import Bank of the United States (the “EXIM Bank”).  Effective March 20, 2012, the Company and the investor amended the 2011 Convertible Note and to extend the maturity date to May 7, 2012. Pursuant to the Forbearance Agreement described below, on and after June 14, 2012 interest on the principal amount of the 2011 Convertible Note shall accrue at the rate of 20% per annum. As of the date of this report, the 2011 Convertible Note was outstanding, in default and due and payable in full.

On March 22, 2011, in connection with the above Exchange Agreements, the Company entered into amendments to existing warrant agreements with the investor to extend the terms of the existing stock purchase warrants, dated on or about December 31, 2007 and March 12, 2009, respectively, to March 22, 2016 and to provide for cashless exercise unless such warrant shares are registered for resale under a registration statement. In addition, on March 22, 2011, the Company issued an additional stock purchase warrant to the investor.  Subject to the terms of the warrant, the investor may purchase 1,000,000 shares of the Company’s common stock at $0.45 per share, exercisable commencing on the earliest of the consummation of the qualified offering (as defined in the Exchange Agreements), the date of conversion of the 2011 Convertible Note in full, or the date of conversion of the Convertible Note by the investor in the greatest number of shares of the Company’s common stock not to exceed 9.99% beneficial ownership of Company outstanding common stock and terminating on March 22, 2016.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to this secured convertible promissory note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). In the event of such qualified offering, and subject to the terms and conditions of the Secured Note, the outstanding principal and interest under the Secured Note was to automatically convert, subject to the limitations on conversion described in the note, into shares of the Company’s common stock at the then-effective conversion price upon the closing of such qualified offering. The initial conversion price was $0.26 per share. Any principal or interest which was not converted was to be repaid by the Company at the earlier of a qualified offering or March 22, 2012, subsequently extended to May 7, 2012. No cash fees were paid to any party to the transaction in exchange for lending the money.  Effective March 20, 2012, the Company and the investor amended the Secured Note and Convertible Promissory Note to extend the maturity date to May 7, 2012. Pursuant to the Forbearance Agreement described below, on and after June 14, 2012 interest on the principal amount of this note accrued at the rate of 20% per annum. All interest and principal due and owing pursuant to this Secured Note was paid on July 13, 2012.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three and six months ended June 30, 2012, the Company recognized $358,555 and $358,555, respectively, in additional interest expense representing amortization of this debt discount.  For the three and six months ended June 30, 2011, the Company recognized $332,749 and $450,568, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Pursuant to the Patent Security Agreement issued in connection with the Note and Warrant Purchase of March 22, 2011, the Company was not, without the investor’s prior consent, to sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company was to take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

In connection with a qualified offering, and subject to the terms and conditions of the Secured Note and 2011 Convertible Note, the Company will use reasonable efforts to include the Investor’s securities in such offering. Pursuant to the terms and conditions of the Exchange Agreements and Financing Agreements, the investor will not, if requested in writing by the underwriter, sell, offer to sell or otherwise transfer or dispose of (other than to affiliates) any securities of the Company held by it for a period of 180 days from the date of the final prospectus relating to such qualified offering, except for certain limited sales as more fully described in the Exchange Agreements or Financing Agreements.

Forbearance Agreement
On May 18, 2012 we received a notice of default from the Investor with respect to the 2011 Convertible Note, Secured Note and Patent Security Agreement. On June 15, 2012, we entered into a forbearance agreement (the “Forbearance Agreement”), with the investor. Under the Forbearance Agreement, the investor agreed to forebear from disposing of or selling any collateral secured by the Patent Security Agreement until the earliest of: (i) July 15, 2012; (ii) two business days after our receipt of a written notice after any subsequent event of default, (iii) two business days after our receipt of a written notice that any representations, warranties or information we provided to the Investor in any document or instrument in connection with the Forbearance Agreement is materially false, incomplete or misleading, (iv) two business days after our receipt of a written notice that a proceeding or other action has been commenced by any creditor against us, other than the investor (v) the date on which a court enters an order for relief or take any similar action in respect of us in an involuntary case under any applicable bankruptcy law, or (vi) the date on which a petition for relief under any applicable bankruptcy, is filed by or against us, each as further described in the Forbearance Agreement.

Furthermore, we acknowledge to the investor that upon termination of the Forbearance Period and at any time thereafter, the investor shall be entitled, at its discretion, to (i) dispose of the Collateral (as defined in the Patent Security Agreement) in the manner set forth in the disposition notification, and (ii) exercise any and all rights and remedies available to the investor in respect of existing defaults as a secured creditor, including without limitation, those rights and remedies under the outstanding 2011 Convertible Note and the Secured Note (collectively, the “Notes”) and the Patent Security Agreement. We also acknowledged to the investor that we have received notice of the disposition of the Collateral within a reasonable time prior to any potential disposition (to the extent the same occurs on or after termination of the Forbearance Period) for purposes of Section 9-612 of the UCC, and that we do not have any defenses, affirmative or otherwise, rights of setoff, rights of recoupment, claims, counterclaims, or causes of action of any kind or nature whatsoever against the investor, its officers, directors, employees, attorneys, members, managers, legal representatives or affiliates.

Under the terms of the Forbearance Agreement, we agreed to pay the investor the sum of $15,000 for legal fees incurred, which was added to the principal amount of the outstanding Secured Note, and the interest on the Secured Note and the 2011 Convertible Note accruing on and after June 14, 2012 was to thereafter accrue at the rate of twenty percent (20%) per annum.

On July 13, 2012 all principal and interest due and owing pursuant to the Secured Note was paid in full.

Other Notes Payable and Accrued Interest
During the six months ended June 30, 2012, the Company entered into an agreement with a related party to borrow $50,000 which is due on demand and bears interest at 4%.  We paid all interest and principal due under this note on August 1, 2012.

On July 13, 2012, the Company issued a Secured Convertible Promissory Note and Patent Security Agreement (collectively, the “Agreements”) to an investor (“Investor”).  Pursuant to the terms and subject to the conditions set forth in the Agreements, the Investor provided a loan in the amount of $2,000,000 (“Loan”) to the Company, which will be secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“Collateral”). Pursuant to the Secured Convertible Promissory Note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012.  The Investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share, as adjusted to reflect subsequent stock dividends, splits, combinations and recapitalizations; provided, however, that in the event any such conversion of the 2012 Note would result in the Investor beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 9.99% of the then issued and outstanding shares of Common Stock at such time (“Threshold”), then instead of the Company issuing shares of common stock in excess of the Threshold, the Company shall pay in cash such excess amounts of principal and interest. Investor may waive the Threshold and convert all or any part of the excess amount upon issuing the required prior written notice of Company. The proceeds of this 2012 Note were used in part to pay in full all outstanding principal and interest due pursuant to the Secured Promissory Note issued March 22, 2011.

Pursuant to the Patent Security Agreement, the Company shall not, without the Investor’s prior consent, sell, dispose or otherwise transfer all or any portion of the Collateral, except for license grants in the ordinary course of business. In addition, the Company will take all actions reasonably necessary to prosecute to allowance applications for patents and maintain all patents, and to seek to recover damages for infringement, misappropriation or dilution of the Collateral with limited exceptions.

As of the date of this report, all principal and interest due and owing pursuant to the 2011 Secured Note has been paid in full. The 2011 Convertible Promissory Note, however, is still outstanding and in default with an outstanding principal balance of $1,000,000 and an accrued interest balance of $258,083 at June 30, 2012.

We do not currently have the cash to repay our outstanding promissory notes, including the 2011 Convertible Note which is currently in default and the $2,000,000 2012 Note due October 15, 2012, and the Company may not be able to secure additional financing to repay the notes on acceptable terms, if at all. As an alternative, management may attempt to renegotiate the repayment terms of the notes and seek extension of the maturity dates. If we are able to renegotiate the terms there is no guarantee that the terms would be favorable to the Company. Unfavorable terms, in either a financing transaction or debt renegotiation, would adversely impact our business, financial condition and/or results of operations. In the event (i) we are unable to secure additional financing sufficient to pay these notes, (ii) the 2011 Convertible Note and the 2012 Note are not converted into shares of our common stock pursuant to their terms, (iii) we are unable to renegotiate the terms of the notes, or (iv) we are unable to generate sufficient funds from operations to repay these loans, the 2012 Note holder will have the option to foreclose on our patents and patent applications securing the 2012 Note which may result in the failure of our business and, subject to the terms of the notes, the unsecured note holders have the option to seek a judgment against our unsecured assets which will have a detrimental impact on our business.

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

We will be dependent upon our existing cash of $96,090 at June 30, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $2,515,624 and other contractual obligations of approximately $178,100 as of June 30, 2012. We must raise additional capital in the amount of approximately $8.9 million, net of expenses, during the next eighteen months in order to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements in accordance with our existing plans through July 2013. This additional capital could be provided by a successful completion of an offering of equity securities and or by licensing agreements. If we are unable to raise these funds, we may be required to delay our development plans, curtail our expenditures, and attempt to renegotiate the terms of our outstanding promissory notes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of June 30, 2012, the Company has an accumulated deficit of $37,692,052, negative working capital of $4,491,596 and a stockholders’ deficit of $4,641,628. The Company used $211,745 and $463,334 of cash in operations during the six months ended June 30, 2012 and 2011, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. Further, as of the date of this report, the Company is in default with respect to the unsecured convertible promissory note issued March 22, 2011 in the principal amount of $1,000,000 and accrued interest payable of $258,083 as of June 30, 2012.  In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.	We are seeking growth capital from the sale of our securities.

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2012	2011
Cash flows used in operating activities	$(211,745)	$(463,334)
Cash flows used in investing activities	(4,905)	(27,342)
Cash flows provided by financing activities	50,000	1,027,817

Net (decrease) increase in cash and cash equivalents	$(166,650)	$537,141

Cash and cash equivalents as of June 30, 2012 was $96,090 compared to $841,797 as of June 30, 2012 and 2011, respectively. Cash is primarily used to fund our working capital requirements.

As of June 30, 2012, the Company had a working capital deficit of $4,491,596 compared to $3,222,163 of working capital deficit as of December 31, 2011. During the six months ended June 30, 2012 we used approximately $212,000 of cash from our operations, used approximately $4,900 in support of patent applications and patent issuances and provided approximately $50,000 of proceeds from notes payable net of loan costs.

Net cash used by operating activities was approximately $211,700 for the six months ended June 30, 2012 compared to approximately $463,300 of cash used by operations for the same period in 2011.

Net cash used in investing activities was approximately $4,900 for the six months ended June 30, 2012 compared to approximately $27,300 for the same period in 2011. During the six months ended June 30, 2012, we used cash for the patents.

Net cash provided by financing activities was approximately $50,000 for the six months ended June 30, 2012 compared to cash provided by financing activities of approximately $1,027,800 for the same period in 2011. During the six months ended June 30, 2011, we received net proceeds of $50,000 from the issuance of debt.

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

Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2012, the Company has not made any changes to our internal control processes.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company did not issue any equity securities.

Item 3.   Default Upon Senior Securities

The Company is in default on the $1,000,000 unsecured promissory note issued March 22, 2011.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

10.30
Forbearance Agreement by and between the Registrant and Platinum-Montaur Life Sciences, LLC dated June 15, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2012)

10.31
Secured Convertible Promissory Note by and between the Registrant and Investor dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2012)

10.32
Patent Security Agreement by and between the Registrant and Investor dated dated July 13, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2012)

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

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	August 14, 2012
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	August 14, 2012
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)