Form 10-Q
period 2012-09-30
DAIS ANALYTIC CORP
filed 2012-11-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

There were 55,017,604 shares of the Registrant’s $0.01 par value common stock outstanding as of November 14, 2012.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$80,993	$262,740
Accounts receivable, net	438,227	686,648
Other receivables	19,842	73,648
Inventory	251,106	342,908
Prepaid expenses and other current assets	91,223	160,164
Deferred offering costs	-	54,932
Total Current Assets	881,391	1,581,040

Property and equipment, net	104,846	188,162

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $148,483 and
$128,962 at September 30, 2012 and December 31, 2011, respectively	95,086	89,869
Total Other Assets	97,366	92,149

TOTAL ASSETS	$1,083,603	$1,861,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$87,349 and $58,367 at September 30, 2012 and December 31, 2011, respectively	$771,415	$552,660
Accrued compensation and related benefits	1,416,857	1,405,606
Accrued interest	334,466	320,548
Accrued expenses, other	130,866	83,861
Current portion of deferred revenue	63,666	298,459
Current portion of notes payable, related party	3,000,624	2,142,069
Total Current Liabilities	5,717,894	4,803,203

LONG-TERM LIABILITIES:
Warrant liability	279,732	1,888,218
Deferred revenue, net of current portion	27,674	70,840
Total Long-Term Liabilities	307,406	1,959,058

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 37,774,817
shares issued and 37,517,604 shares outstanding	377,749	377,749
Capital in excess of par value	33,972,768	33,966,619
Accumulated deficit	(38,020,102)	(37,973,166)
	(3,669,585)	(3,628,798)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(4,941,697)	(4,900,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,083,603	$1,861,351

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE:
Sales	$828,969	$605,449	$2,476,467	$2,547,222
License fees	20,500	20,500	61,500	61,500
	849,469	625,949	2,537,967	2,608,722

COST OF GOODS SOLD	518,166	466,271	1,707,554	1,973,835

GROSS MARGIN	331,303	159,678	830,413	634,887

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$0, $305,425, $67,240 and $592,897, respectively	192,749	(3,838)	427,743	9,317
Selling, general and administrative expenses	418,696	487,961	1,383,106	2,202,771
Impairment of fixed assets	62,288	-	62,288	-
TOTAL OPERATING EXPENSES	673,733	484,123	1,873,137	2,212,088

LOSS FROM OPERATIONS	(342,430)	(324,445)	(1,042,724)	(1,577,201)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	(108,633)	126,008	(1,608,486)	783,944
Amortization of discount on convertible note payable	-	341,138	358,555	791,706
Other income	-	(1,200)	-	(1,200)
Interest expense	94,893	105,367	254,208	235,239
Interest income	-	(374)	(65)	(1,038)
TOTAL OTHER EXPENSE (INCOME)	(13,740)	570,939	(995,788)	1,808,651

NET LOSS	$(328,690)	$(895,384)	$(46,936)	$(3,385,852)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.00)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	37,774,817	36,682,582	37,774,817	35,126,357

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2011	37,774,817	$377,749	$33,966,619	$(37,973,166)	$(1,272,112)	$(4,900,910)

Stock based compensation	-	-	111,149	-	-	111,149

Revaluation of common stock issued to vendors for services	-	-	(105,000)	-	-	(105,000)

Net loss	-	-	-	(46,936)	-	(46,936)

Balance, September 30, 2012	37,774,817	$377,749	$33,972,768	$(38,020,102)	$(1,272,112)	$(4,941,697)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,936)	$(3,385,852)
Adjustments to reconcile net income (loss) to net cash and cash equivalents
(used) by operating activities:
Depreciation and amortization	46,550	38,979
Issuance of common stock, stock options and stock warrants for services and
amortization of common stock issued for services	-	127,400
Stock based compensation expense	111,149	671,099
Change in fair value of warrant liability	(1,608,486)	783,944
(Decrease) increase in allowance for doubtful accounts	(22,195)	42,263
Impairment of equipment	62,288	-
Write off of deferred offering costs	55,164	-
Amortization of deferred loan costs	30,224	-
Amortization of discount on convertible note payable	358,555	791,707
(Increase) decrease in:
Accounts receivable	270,616	(9,571)
Other receivables	53,806	(54,631)
Inventory	91,802	(78,303)
Prepaid expenses and other assets	(51,515)	(28,027)
Increase (decrease) in:
Accounts payable and accrued expenses	279,678	427,596
Accrued compensation and related benefits	11,251	(20,416)
Deferred revenue	(277,959)	(94,098)
Net cash used by operating activities	(636,008)	(787,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(24,739)	(19,869)
Purchase of property and equipment	(6,000)	(72,573)
Net cash used by investing activities	(30,739)	(92,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	2,050,000	1,500,000
Payments on notes payable, related party	(1,565,000)	(50,000)
Payments for loan and offering costs	-	(450,396)
Net cash provided by financing activities	485,000	999,604

Net (decrease) increase in cash and cash equivalents	(181,747)	119,252

Cash and cash equivalents, beginning of period	262,740	304,656

Cash and cash equivalents, end of period	$80,993	$423,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$210,066	$76,512
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$-	$1,064,760
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$-	$435,240
Application of proceeds due under note payable, including interest, to purchase 2,667,503 shares of common stock	$-	$693,550
Settlement of accounts payable with the issuance of 202,703 shares of common stock	$-	$75,000
Reclassification of warrant liability to equity upon warrant exercise	$-	$965,354
Revaluation of common stock issued for services	$105,000	$-
Loan costs paid with note payable, related party	$15,000	$-

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three and Nine Months Ended September 30, 2012
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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2012.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of September 30, 2012, the Company has an accumulated deficit of $38,020,102, negative working capital of $4,836,503 and a stockholders’ deficit of $4,941,697. The Company used $636,008 and $787,910 of cash in operations during the nine months ended September 30, 2012 and 2011, respectively, which was funded by proceeds from product sales and debt and equity financings. There is no assurance that such debt and equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.	We are seeking growth capital from the sale of our securities to the public.

The Company has entered into an agreement to sell its common stock subsequent to September 30, 2012.  See Note 9 for additional details.

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

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2012 and 2011, (b) the financial position at September 30, 2012 and December 31, 2011, and (c) cash flows for the nine month periods ended September 30, 2012 and 2011, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at September 30, 2012 and December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. At September 30, 2012, the day’s sales outstanding were 68, as compared to 76 at December 31, 2011. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $2,576 at September 30, 2012 and an allowance of $24,771 at December 31, 2011.

Inventory - Inventory consists primarily of raw materials and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years.  Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.  Property and equipment are evaluated for impairment when events change or changes in circumstances indicate that  the carrying amount of the assets may not be recoverable.  During the nine months ended September 30, 2012, the Company recognized $62,288 in impairment costs.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.  During the nine months ended September 30, 2012 and 2011, four customers accounted for approximately 63% and 55% of revenues, respectively.

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $79,600 and $47,400 for future warranty expenses at September 30, 2012 and December 31, 2011, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $20,500 and $61,500 from license agreements for both three and nine months ended September 30, 2012 and 2011.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the nine months ended September 30, 2011. There were no awards granted during the nine months ended September 30, 2012.

Nine Months Ended September 30, 2011
Dividend rate	0%
Risk free interest rate	1.45% – 2.93%
Expected term	6.5 years
Expected volatility	101% - 114%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of the Company’s historical activity.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the nine month periods ended September 30, 2012 and 2011.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” now ASC 505 and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” now ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the nine months ended September 30, 2012, the Company did not issue any non-employee stock based compensation.  During the nine months ended September 30, 2011, the Company issued 427,895 shares of common stock valued at $156,245 for services rendered.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and nine months ended September 30, 2012, the Company incurred research and development costs of approximately $193,000 and $495,000, respectively. For the three and nine months ended September 30, 2011, the Company incurred research and development costs of approximately $301,600 and $602,200 respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and nine months ended September 30, 2012, the Company recorded approximately $0 and $67,200, respectively, in grant proceeds against research and development expenses on the statement of operations. For the three and nine months ended September 30, 2011, the Company recorded approximately $305,400 and $592,900, respectively, in grant proceeds against research and development expenses on the statements of operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $407 at September 30, 2012. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s convertible notes payable is discussed in Note 4.

The Company’s financial liabilities measured at fair value consisted of the following as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$279,732	—	—	$279,732

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2011	$1,888,218
Change in fair value	(1,608,486)

Balance at September 30, 2012	$279,732

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.  At September 30, 2012 and 2011, the Company had 55,505,342 and 54,577,323 potentially dilutive common shares that were not included in the computation of income (loss) per share.

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

Reclassifications - Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2011 to conform to the presentation for the three and nine months ended September 30, 2012.

Recent accounting pronouncements - Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2012	2011

Unsecured convertible note payable, related party; interest at 10% per annum until June 14, 2012 and 20% per annum thereafter; (all principal and interest was paid in full as of October 29, 2012)	$1,000,000	$1,000,000
Secured convertible note payable, related party; interest at 10% per annum until June 14, 2012 and 20% per annum thereafter; (all principal and interest was paid in full as of July 13, 2012)	—	1,500,000
Secured convertible promissory note, related party; interest at 6% per annum; due October 26, 2012	2,000,000	—
Note payable; related party	624	624
	3,000,624	2,500,624
Less unamortized discount	—	(358,555)
Less amounts currently due, net of unamortized discount	(3,000,624)	(2,142,069)
Long-term portion	$—	$—

Notes Payable

Unsecured Note
On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with an investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012.  The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions.  All interest and principal due and owing pursuant to the 2011 Convertible Note was paid on October 29, 2012.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and a Patent Security Agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to this secured convertible promissory note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note). All interest and principal due and owing pursuant to this Secured Note was paid on July 13, 2012.  On July 13, 2012, the Patent Security Agreement was terminated coincident with the payment of the Secured Note.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three and nine months ended September 30, 2012, the Company recognized $0 and $358,555, respectively, in additional interest expense representing amortization of this debt discount.  For the three and nine months ended September 30, 2011, the Company recognized $341,138 and $791,706, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Forbearance Agreement
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

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note.  On October 29, 2012 we paid in full all principal and interest due pursuant to the 2011 Convertible Note.  Upon payment of the 2011 Convertible Note the Forbearance Agreement was terminated.

2012 Secured Convertible Promissory Note
On July 13, 2012, the Company issued a Secured Convertible Promissory Note and Patent Security Agreement (collectively, the “Agreements”) to an investor (“Investor”).  Pursuant to the terms and subject to the conditions set forth in the Agreements, the Investor provided a loan in the amount of $2,000,000 to the Company, which will be secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“Collateral”). Pursuant to the Secured Convertible Promissory Note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012, subsequent extended to October 26, 2012.  The Investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share.  The initial conversion price may be adjusted pursuant to standard anti-dilution provisions. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. MG Energy also agreed to purchase its requirements of the Company’s moisture transfer material from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system.

Under the Agreement, MG Energy has agreed to retire the 2012 Note, dated July 13, 2012, including all interest accrued thereon, issued by the Company to the Investor, who assigned the Secured Promissory Note to MG Energy. This retirement is nonrefundable and noncreditable. MG Energy has also agreed to pay a royalty on the net sales price on products sold using the Company’s intellectual property.  Coincident with the retirement of the 2012 Note, the related Patent Security Agreement was terminated.

Other Notes and Accrued Interest
During the nine months ended September 30, 2012, the Company entered into an agreement with a related party to borrow $50,000 which is due on demand and bears interest at 4%.  We paid all interest and principal due under this note on August 1, 2012.

Accrued interest on the above notes was $334,466 and $320,548 at September 30, 2012 and December 31, 2011, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $3,800 per month. The Company recognized rent expense of approximately $11,400 in each of the three and nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, $87,349 and $58,367, respectively, were included in accounts payable for amounts owed for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of September 30, 2012 and December 31, 2011 of $1,416,857 and $1,405,606, respectively.

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

The average fair value of options granted at market during nine months ended September 30, 2011 was $0.27 per option. There were no options awarded during the nine months ended September 30, 2012.  There were no options exercised during the nine months ended September 30, 2012 and 2011.

The following summarizes the information relating to outstanding stock options activity with employees during 2012 and 2011:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	17,402,757	$0.32	6.66	$352,065
Expired/Forfeited	(1,115,425)	$0.33

Outstanding at September 30, 2012	16,287,332	$0.32	6.07	$-

Exercisable at September 30, 2012	15,831,082	$0.31	5.89	$-

Stock compensation expense was approximately $28,000 and $111,100 for the three and nine months ended September 30, 2012, respectively, and $41,000 and $671,100 for the three and nine months ended September 30, 2011, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was approximately $83,700 and $527,200, respectively.

As of September 30, 2012, there was approximately $102,800 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $27,800, $65,600 and $9,400 is expected to be recognized for the remainder of the fiscal year ending December 31, 2012, and for the fiscal years ending 2013 and 2014, respectively.

The following table represents our non vested share-based payment activity with employees for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2011	1,094,236	$0.29
Granted	—	$—
Vested	(308,958)	$0.27
Forfeited	(329,028)	$—

Nonvested options – September 30, 2012	456,250	$0.29

Warrants

At September 30, 2012, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

Warrants-Additional Financing	218,500	.39	$0.55
Warrants-Robb Trust Note	25,000	.20	$0.55
Warrants-Financing	17,000,000	1.00	$0.30
Warrants-Placement Agent Warrants	401,333	.33	$0.25
Warrants-Tangredi	3,000,000	.50	$0.36
Warrants-Ehrenberg	250,000	.84	$0.30
Warrants-Consulting Agreement	825,000	2.02	$0.30
Warrants-Note Conversions	2,302,538	1.67	$0.39
Warrants-Stock Purchases	1,720,770	2.75	$0.40
Warrants-Services	400,000	2.31	$0.50
Tota	26,143,141

7.	Terminated Sales Agreements

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

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the nine months ended September 30, 2012, we terminated the Genertec and CAST agreements and recognized the $150,000 deposit as revenue.

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

Due to certain adjustments that may be made to the exercise price of certain warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sells shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance with the Derivatives and Hedging Topic of the FASB ASC 815-10-15 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants was remeasured on January 1, 2009 and marked to market at each subsequent financial reporting period. The change in fair value of the warrants is recorded in the statement of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Exercise price	$0.25	$0.25	$0.25	$0.25
Market value of stock at end of period	$0.10	$0.38	$0.10	$0.38
Expected dividend rate	0%	0%	0%	0%
Expected volatility	221% - 240%	165%	221% - 240%	164% - 173%
Risk-free interest rate	0.10%	0.13% – 0.25%	0.10%	0.13% – 0.25%

All warrants issued by the Company other than the above noted warrants are classified as equity.

9.	Subsequent Events

On October 17, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with  Green Valley International Investment Management Company Limited (the “Equity Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”).

The Company will issue the Common Stock and Warrants in three tranches. Upon the receipt of the funds for the first tranche on or about October 26, 2012, the Company issued $2 million of newly issued Common Stock for $0.10 per share and issued 5,000,000 warrants. Upon the receipt of the funds for the second tranche on or about November 20, 2012, the Company will issue $2 million of newly issued Common Stock for $0.10 per share and issue 5,000,000 warrants. Upon the receipt of the funds for the third tranche on or about December 28, 2012, the Company will issue $3 million of newly issued Common Stock for $0.10 per share and issue 7,500,000 warrants.

The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

Pursuant to terms of the Offering, officers of the Company and the Equity Investor have signed lock-up agreements restricting the sale of Common Stock. The Equity Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants.

On November 14, 2012, in connection with a private offering, the Company sold and issued 17,500,000 shares to one purchaser for $1,750,000 in cash. In addition, under the terms of the private placement offering, the Equity Investor also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

The issuance of common stock at less than $0.25 has triggered an adjustment to the exercise price of certain warrants issued in December 2007, January 2008 and August 2008.  The new exercise price is calculated to be $0.21 per share.

On October 29, 2012, the Company repaid $1,323,562 (consisting of principal and interest ) to satisfy and terminate the unsecured convertible promissory note (the “Convertible Note”) issued to Platinum-Montaur Life Sciences, LLC (“Platinum-Montaur”). With the repayment of the Convertible Note, we also terminated a forbearance agreement, dated June 15, 2012 (the “Forbearance Agreement”), with Platinum Montaur.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. MG Energy also agreed to purchase certain ConsERV products, including but not limited to, its requirements of moisture transfer material from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement.

Under the Agreement, MG Energy has agreed to retire the $2012 Note, dated July 13, 2012, including all interest accrued thereon, issued by the Company to Michael Gostomski, who assigned the Secured Promissory Note to MG Energy. This retirement is nonrefundable and noncreditable. MG Energy has also agreed to pay a royalty on the net sales price on products sold using the Company’s intellectual property.  Coincident with the retirement of the 2012 Note, the related Patent Security Agreement was terminated.

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

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ Systems, cores and moisture transfer membrane in largely commercial HVAC markets with a small amount of revenue coming from residential sales to consumers and HVAC distributors. Sales channels for our ConsERV™ products include OEMs, distributors, retailers, and consumers. We also occasionally license our technology to strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our revenue growth is expected to arise from (i) fulfilling the ventilation needs from the requirements generated by the growing marketplace for “energy consultants” who work to lower their client’s energy costs and emissions, (ii) sales from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace with a growing emphasis on low rise structures (small commercial buildings, multi-purpose structures, and residences) and (iii) royalties and sale of products to our ConsERV licensee. In addition, the Company will work to secure orders for ConsERV™ “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community. We are focused on creating additional license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels.

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

Our cost of sales may fluctuate due to a number of factors, including, but not limited to:

•	A change in key suppliers or the prices that they charge for the fundamental components of our ConsERV™ products;

•	An increase in the labor resources needed to expand the production of our ConsERV™ products;

•	Commercialization of new product applications of our polymer technology;

•	Continued technological improvements in key materials or configuration(s); and

•	Additional outsourcing of our manufacturing and assembly processes with strategic partners to reduce our ‘per unit’ cost structure.

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

Results of Operations

Summary of Three Months Ended September 30, 2012 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended September 30,
	2012	2011

Revenues	$849,469	$625,949
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$518,166	$466,271
Percentage of revenues	61.0%	74.5%
Research and development expenses, net grant revenue	$192,749	$(3,838)
Percentage of revenues	22.7%	0.6%
Selling, general and administrative expenses	$418,696	$487,961
Percentage of revenues	49.3%	78.0%
Impairment of fixed assets	$62,288	$0
Percentage of revenues	7.3%	0.0%
Interest expense	$94,893	$105,367
Percentage of revenues	11.2%	16.8%
Change in fair value of warrant liability (gain)	$(108,633)	$126,008
Percentage of revenues	12.8%	20.1%
Amortization of discount on convertible note payable	$0	$341,138
Percentage of revenues	0.0%	54.5%
Net income	$(328,690)	$(895,384)
Percentage of revenues	38.7%	143.0%

REVENUES: Total revenues for the three months ended September 30, 2012 and 2011 were $849,469 and $625,949, respectively, an increase of $223,520 or 35.7%. The increase in revenues in the 2012 period is primarily attributable to the overall increase in the number of units sold and the amount of “core only” sales over the same period in 2011.

COST OF GOODS SOLD: Cost of goods sold increased $51,895 to $518,166 and represented 61% of revenues, for the three months ended September 30, 2012 compared to $466,271 or 74.50% of revenues for the three months ended September 30, 2011. Gross profit margin increased from 25.5% in 2011 to 39% in 2012. The increase in the gross profit margin was due to  the increase in sales of higher gross margin products and the reduction of Dais personnel assigned to the production team.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE:  Research and development expenses, net of grant revenue of $192,749 for the three months ended September 30, 2012 increased from ($3,838) for the same period ended September 30, 2011.  The increase was primarily due to no grant revenues being earned during the three months ended September 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $418,696 for the three months ended September 30, 2012 decreased $69,265 from $487,961 in the same period of 2011 or 14%. The decrease was primarily due to a decrease in stock based compensation.

IMPAIRMENT OF FIXED ASSETS: Impairment of fixed assets increased to $62,288 for the three months ended September 30, 2012 compared to $0 for the same period ended September 30, 2011.  This increase was due to the Company impairing one of its demonstration units as it was no longer functioning.

INTEREST EXPENSE: Interest expense was $94,893 for the three months ended September 30, 2012 compared to $105,367 for the same period of 2011, a decrease of $10,474.  The decrease was primarily due to the repayment of the secured loan in 2012.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable decreased to $0 for the three months ended September 30, 2012 compared to $341,138 for the same period ended September 30, 2011.  The decrease was due to the related note payable reaching maturity in the first quarter 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $234,641 for the three months ended September 30, 2012 to ($108,633) from $126,008 in the prior period ended September 30, 2011 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 8 in the accompanying Financial Statements.

NET INCOME: Net loss for the three months ended September 30, 2012 decreased by $566,694 to $328,690 from $895,384 for the three months ended September 30, 2011. The decrease in net income is primarily due to the decrease in the change in the fair value of the warrant liability and increase in revenues as discussed above.

Summary of Nine Months Ended September 30, 2012 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Nine Months Ended September 30,
	2012	2011

Revenues	$2,537,967	$2,608,722
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$1,707,554	$1,973,835
Percentage of revenues	67.3%	75.7%
Research and development expenses, net grant revenue	$427,743	$9,317
Percentage of revenues	16.9%	0.4%
Selling, general and administrative expenses	$1,383,106	$2,202,771
Percentage of revenues	57.0%	84.4%
Impairment of fixed assets	$62,288	$0
Percentage of revenues	2.5%	0.0%
Amortization of discount on convertible note payable	$358,555	$791,706
Percentage of revenues	14.1%	30.3%
Interest expense	$254,208	$235,239
Percentage of revenues	10.0%	9.0%
Change in fair value of warrant liability (gain)	$(1,608,486)	$783,944
Percentage of revenues	63.4%	30.1%
Net income (loss)	$(46,936)	$(3,385,852)
Percentage of revenues	1.8%	129.8%

REVENUES: Total revenues for the nine months ended September 30, 2012 and 2011 were $2,537,967 and $2,608,722, respectively, a decrease of $70,755 or 2.7%.  The decrease in revenues in the 2012 period is primarily attributable to customer concerns related to our ability to repay the convertible secured promissory note in the principal amount of $1.5 million.  The note was repaid on July 13, 2012.  In addition, during the nine month period 2012, we experienced a small decrease in sales due to relocating the production of our enthalpy cores to our Odessa location.  The time required to establish the production line and complete quality assurance procedures resulted in fewer cores being produced than anticipated and hence fewer systems were shipped.  During the nine months ended September 30, 2012 and 2011, four customers accounted for approximately 63% and 55% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold decreased $266,281 to $1,707,554 and represented 67.3% of revenues, for the nine months ended September 30, 2012 compared to $1,973,835 or 75.7% of revenues for the nine months ended September 30, 2011. Gross profit margin increased from 24% in 2011 to 33% in 2012. The increase in the gross profit margin was due to the recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec and the CAST agreements net of the increase in costs related to the relocation of the production of our enthalpy cores to our Odessa location, which required an increase in labor costs and additional training for quality assurance procedures.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE:  Research and development expenses, net of grant revenue of $427,743 for the nine months ended September 30, 2012 increased from $9,317 for the same period ended September 30, 2011.  The increase was primarily due to minimal grant revenues being earned during the nine months ended September 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,383,103 for the nine months ended September 30, 2012 represented a decrease of $819,665 from $2,202,771 in the same period of 2011. The decrease was primarily due to a decrease of $559,950 in stock based compensation expense as the Company did not approve as many equity awards in 2012.  It was also due to a $100,096 decrease in professional fees as the Company entered into fewer consulting agreements.  Overall, payroll expense decreased by $79,334 and postage and shipping expense decreased by $20,434.  Finally, the Company reduced travel and entertainment expense by $26,918.

IMPAIRMENT OF FIXED ASSETS: Impairment of fixed assets increased to $62,288 for the nine months ended September 30, 2012 compared to $0 for the same period ended September 30, 2011.  This increase was due to the Company impairing one of its demonstration units as it was no longer functioning.

INTEREST EXPENSE: Interest expense was $254,208 for the nine months ended September 30, 2012 compared to $235,239 for the same period of 2011, an increase of $18,969.  The increase was primarily due to the secured and unsecured notes interest rate increasing to 20% and the issuance of the 2012 Note.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable decreased to $358,555 for the nine months ended September 30, 2012 compared to $791,706 for the same period ended September 30, 2011.  The decrease was due to the related note payable reaching maturity in first quarter of 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased by $2,392,430 for the nine months ended September 30, 2012 to ($1,608,486) from $783,944 in the prior period ended September 30, 2011 due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 8 in the accompanying Financial Statements.

NET LOSS: Net loss for the nine months ended September 30, 2012 decreased by $3,338,916 to $46,936 from $3,385,852 for the nine months ended September 30, 2011. The decrease in net loss is primarily due to the increase in the change in fair value of warrant liability and the decrease in interest expense as discussed above.

Liquidity and Capital Resources

The Company finances its operations primarily through sales of its ConsERV™ products, sale of its common stock, license agreements and the issuance of promissory notes.

Our historical revenues have not been sufficient to sustain our operations. We have not achieved profitability in any year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which are not expected for several years. Furthermore, even if we achieve our goal of selling a greater number of ConsERV™ products, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our profitability will require the continued successful commercialization of our ConsERV™ products and any future products we develop. No assurances can be given when this will occur.

Unsecured Note
On March 22, 2011, the Company entered into a Securities Amendment and Exchange Agreement and an Amended and Restated Convertible Promissory Note (“Convertible Note”, collectively “Exchange Agreements”) with an investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date to March 22, 2012 (as amended and restated, the “2011 Convertible Note”). Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012.  The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions.   All interest and principal due and owing pursuant to the 2011 Convertible Note was paid on October 29, 2012.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and Patent Security Agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to this secured convertible promissory note (“Secured Note”), interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012, but repayment is accelerated upon a qualified offering (as defined in the note).  The initial conversion price was $0.26 per share.  All interest and principal due and owing pursuant to this Secured Note was paid on July 13, 2012.  On July 13, 2012, the Patent Security Agreement was terminated coincident with payment of the Secured Note.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a Stock Purchase Warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The Warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three and nine months ended September 30, 2012, the Company recognized $0 and $358,555, respectively, in additional interest expense representing amortization of this debt discount.  For the three and nine months ended September 30, 2011, the Company recognized $341,138 and $791,706, respectively, in additional interest expense representing amortization of this debt discount.

The fair value of warrants issued in 2011 related to the above debt transaction were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

Forbearance Agreement
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

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note.  On October 29, 2012 we paid in full all principal and interest due pursuant to the 2011 Convertible Note.  Upon payment of the 2011 Convertible Note the Forbearance Agreement was terminated.

2012 Secured Convertible Promissory Note
On July 13, 2012, the Company issued a Secured Convertible Promissory Note and Patent Security Agreement (collectively, the “Agreements”) to an investor (“Investor”).  Pursuant to the terms and subject to the conditions set forth in the Agreements, the Investor provided a loan in the amount of $2,000,000 to the Company, which will be secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets (“Collateral”). Pursuant to the Secured Convertible Promissory Note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012, subsequent extended to October 26, 2012.  The Investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share.  The initial conversion price may be adjusted pursuant to standard anti-dilution provisions.. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. MG Energy also agreed to purchase its requirements of the Company’s moisture transfer material from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system.

Under the Agreement, MG Energy has agreed to retire the 2012 Note, dated July 13, 2012, including all interest accrued thereon, issued by the Company to the Investor, who assigned the Secured Promissory Note. This retirement is nonrefundable and noncreditable. MG Energy has also agreed to pay a royalty on the net sales price on products sold using the Company’s intellectual property.  Coincident with the retirement of the 2012 Note, the related Patent Security Agreement was terminated.

Other Notes
During the nine months ended September 30, 2012, the Company entered into an agreement with a related party to borrow $50,000 which is due on demand and bears interest at 4%.  We paid all interest and principal due under this note on August 1, 2012.

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

We will be dependent upon our existing cash of $80,993 at September 30, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months, including debt service of $3,335,090 and other contractual obligations of approximately $178,100 as of September 30, 2012. We must raise additional capital in the amount of approximately $6.9 million, net of expenses, during the next eighteen months in order to pay down existing debt, secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements in accordance with our existing plans through July 2013. This additional capital could be provided by a successful completion of an offering of equity securities and or by licensing agreements. If we are unable to raise these funds, we may be required to delay our development plans, curtail our expenditures, and attempt to renegotiate the terms of our outstanding promissory notes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of September 30, 2012, the Company has an accumulated deficit of $38,020,102, negative working capital of $4,836,503 and a stockholders’ deficit of $4,941,697. The Company used $636,008 and $787,910 of cash in operations during the nine months ended September 30, 2012 and 2011, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future.  In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.	We are seeking growth capital from the sale of our public securities.

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

On October 17, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with Green Valley International Investment Management Company Limited (the “Equity Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”).

The Company will issue the Common Stock and Warrants in three tranches. Upon the receipt of the funds for the first tranche on or about October 26, 2012, the Company issued $2 million of newly issued Common Stock for $0.10 per share and issued 5,000,000 warrants. Upon the receipt of the funds for the second tranche on or about November 20, 2012, the Company will issue $2 million of newly issued Common Stock for $0.10 per share and issue 5,000,000 warrants. Upon the receipt of the funds for the third tranche on or about December 28, 2012, the Company will issue $3 million of newly issued Common Stock for $0.10 per share and issue 7,500,000 warrants.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 14, 2012, in connection with a private offering, the Company sold and issued 17,500,000 shares to one purchaser for $1,750,000 in cash. In addition, under the terms of the private placement offering, the Equity Investor also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2012	2011
Cash flows used in operating activities	$(636,008)	$(787,910)
Cash flows used in investing activities	(30,739)	(92,442)
Cash flows provided by financing activities	485,000	999,604

Net (decrease) increase in cash and cash equivalents	$(181,747)	$119,252

Cash and cash equivalents as of September 30, 2012 was $80,993 compared to $262,740 as of December 31, 2011. Cash is primarily used to fund our working capital requirements.

As of September 30, 2012, the Company had a working capital deficit of $4,836,503 compared to $3,222,163 of working capital deficit as of December 31, 2011. During the nine months ended September 30, 2012 we used approximately $636,000 of cash from our operations, used approximately $24,700 in support of patent applications and patent issuances and provided approximately $485,000 of proceeds from notes payable net of payments and loan costs.

Net cash used by operating activities was approximately $636,000 for the nine months ended September 30, 2012 compared to approximately $787,900 of cash used by operations for the same period in 2011.

Net cash used in investing activities was approximately $30,700 for the nine months ended September 30, 2012 compared to approximately $92,400 for the same period in 2011. During the nine months ended September 30, 2012, we used cash for the patents and the purchase of property and equipment.

Net cash provided by financing activities was approximately $485,000 for the nine months ended September 30, 2012 compared to cash provided by financing activities of approximately $999,600 for the same period in 2011. During the nine months ended September 30, 2012, we received net proceeds of $2,050,000 from the issuance of debt and repaid $1,565,000 of existing debt.

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

Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2012, the Company has not made any changes to our internal control processes.

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

During the three months ended September 30, 2012, the Company did not issue any equity securities.

On November 14, 2012, in connection with a private offering, the Company sold and issued 17,500,000 shares to one purchaser for $1,750,000 in cash. In addition, under the terms of the private placement offering, the Equity Investor also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

The issuance was not a public offering based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) there was no public solicitation; (iii) the investment intent of the offerees; and (iv) the restriction on transferability of the securities issued. There was no underwriter used in the transaction. The proceeds from the private offering will be used for the repayment of an unsecured note, working capital and general corporate expenses. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Rule 903 of Regulation S.

Item 3.	Default Upon Senior Securities

As of the date of this filing, the Company is not in default with respect to any of its promissory notes payable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

10.33
Securities Purchase Agreement by and between the Company and Green Valley International Investment Management Company Limited dated October 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 23, 2012)

10.34
License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2012)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Resignation of S. Ehrenberg (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 6, 2012)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

DAIS ANALYTIC CORPORATION (Registrant)

/s/ TIMOTHY N. TANGREDI	Dated:	November 14, 2012
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JUDITH C. NORSTRUD	Dated:	November 14, 2012
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)