Form 10-K
period 2012-12-31
DAIS ANALYTIC CORP
filed 2013-03-29
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934 For the transition period from__________to__________

Commission file number: 000-53554

DAIS ANALYTIC CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1760865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11552 Prosperous Drive Odessa, Florida	33556
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,868,928 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2013, the Registrant had 55,509,884 outstanding shares of its common stock, $0.01 par value.

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

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	our ability to achieve and maintain profitability;

•	the price volatility of the common stock;

•	the historically low trading volume of the common stock;

•	our ability to produce, manage and fund our growth;

•	our ability to attract and retain qualified personnel;

•	unanticipated litigation;

•	our ability to do business overseas;

•	our ability to compete with current and future competitors;

•	the ability of our licensees to sell our products;

•	our ability to obtain additional financing;

•	general economic and business conditions;

•	other risks and uncertainties included in the section of this document titled “Risk Factors”; and

•	other factors discussed in our other filings made with the Commission.

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

Recent Developments
On July 13, 2012, we repaid $1,724,416 in principal and interest due pursuant to a secured convertible promisorry note ("Secured Note") in the amount of $1,500,000 issued by the Company and secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. On October 29, 2012, Company repaid $1,323,561 (consisting of principal and interest ) to satisfy and terminate an unsecured convertible promissory note (the “Convertible Note”) issued to Platinum-Montaur Life Sciences, LLC (“Platinum-Montaur”). With the repayment of the Convertible Note, we also terminated a forbearance agreement, dated June 15, 2012 (the “Forbearance Agreement”), with Platinum Montaur.

In October of 2012, we entered into a License and Supply Agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, effective October 26, 2012, we licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. MG Energy also agreed to purchase its requirements of certain products including, but not limited to, our ConsERV™ energy recovery ventilator cores from us for MG Energy’s use, pursuant to the terms and conditions of the agreement. As a result of this agreement, we expect both revenue and costs of goods sold will decrease in the first quarter of 2013. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system. Under the agreement, MG Energy retired the US $2,000,000 Secured Promissory Note, dated July 13, 2012, including all interest accrued thereon, issued by the us to Michael Gostomski (the “Investor”), who assigned the Secured Promissory Note. This retirement is nonrefundable and noncreditable. Pursuant to this Agreement, MG Energy has also agreed to pay a royalty on the net sales price on products sold using our intellectual property.

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

Our ConsERV™ product has been the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV™ maintains an industry leading position in the management of latent heat. We expect ConsERV™ to continue to be our focused commercial product through 2013 with a growing emphasis on moving components of our Nano Clear and NanoAir technologies towards commercialization.

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
___________
1	Air-Conditioning, Heating, and Refrigeration Institute (AHRI) – May 2008 test results. This study is publicly available and was not prepared for our benefit or funded by us.

Achieving increased sales revenue growth from our ConsERV™ products is predicated on success in seven key areas:

•	Achieving continued engineering or technological improvements in key materials and assembly techniques to lower our ‘per unit’ cost structure.
•	Engineering of additional sizes of ConsERV products to meet market demands
•	Development of new core designs to meet broad spectrum of performance needs

•
Continuing to implement ‘Lean Manufacturing’ techniques for in-house assembly processes as well as monitoring existing outsourced manufacturing and assembly relationships that lower our ‘per unit’ cost structure.

•
Securing additional depth in the sales channels including selling the ConsERV™  products into non-trditional application, as we are adding more independent sales representatives, licensees and distributors, supplying HVAC equipment manufacturers, as well as ERV Original Equipment Manufacturers (“OEM”), with presence in existing and evolving sales channels assisting our customers or partners to sell worldwide “in-country or region” to grow the ConsERVTM business.

•	Recruiting and retaining the necessary people and infrastructure to support sales growth of ConsERV™ and other products as they are introduced into their respective sales channels.

•	Access to sufficient working capital in a timely manner for the necessary steps outlined above to continue without interruption.

We are devoting growing amounts of time to other uses of our nano-structured products in ways which are not disruptive to the ConsERV™ effort. To date, only a small amount of revenue has been generated from these non-ConsERV™ related applications.

These product applications and activities include:

NanoAir™
Water Based packaged HVAC system or “NanoAir”: We expect this application would function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional refrigerant loop based heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. In 2010, the Company received a grant of $681,322 from the US Department of Energy’s Advanced Research Projects Agency – Energy ("ARPA-E"), and grant of $254,500 from Pasco County, Florida to assist us with progressing the NanoAir family of products. In addition, on January 23, 2013, ARPA-E announced that the Company was selected for negotiation of a supplemental award currently estimated as $800,000, under the APRA-E/Naval Facilities Engineering Command Building Energy Efficiency Through Innovative Thermodynamics follow-on Funding Opportunity Announcement.

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

NanoCap™
Ultra-capacitor: Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy similar to a battery with projected increases in energy density and lifetimes. We believe the key application for such a device would be in transportation. We have not invested significant resources to date in the development of this application.

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

Patents
We own the rights to nine U.S. patents, one pending U.S. patent applications, and four Patent Cooperation Treaty (“PCT”) applications. National stage applications based on one of the PCT applications have been filed in the U.S., China, Hong Kong and Europe, national stage applications based on the second and third PCT application have been filed in the U.S. and China and a national stage application based on the fourth PCT application has been filed in the U.S and has been issued a notice of allowance. A divisional application based on one of the above national phase applications has been filed in China and Hong Kong. In addition, we co-own two PCT applications with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on one of the co-owned PCT applications have been filed in the U.S., China, Hong Kong and Europe, and a National stage application based on the other co-owned PCT application has been filed in the U.S. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

Manufacturing
We do not have long term contractual relationships with any of our manufacturers or vendors. The only product or service which we could not have purchased elsewhere and used in the ConsERV™ business is the plastic based sheet good. In progress is a project aimed at lessening the Company’s exposure in this sheet good area. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements. Our manufacturing process is described below.

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

Plastic Based Sheet Good
A thin coating of the liquid polymer material is applied on one side of the sheet good by a ‘tape casting’ firm of which there are many in the United States. The coated sheet good is heated in a process designed to bond the polymer solution and rolled sheet good together. The resulting ‘modified sheet good’ is then re-coiled into rolls and shipped to us. Currently one vendor provides the sheet good to us. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above the Company is working on this project to lower its exposure.

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

Completion
For the complete ConsERV™ system, one or more cores are placed inside of aluminum or steel boxes built by a vendor, our licensees or us. The box may or may not also be fitted with an electric motor, fan, electric relay, and electrical disconnect. Inclusion or exclusion of the electric motor and fan is dictated by the customers’ needs and current HVAC system. Once outfitted with cores, the energy recovery ventilator is complete. We have no long term contractual relationships with firms providing the aluminum or steel parts used to build the box, the motors, the fans, the relays, or the electrical disconnects.

Licensing
In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”) owned by a shareholder of the Company. Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We are to receive a royalty based on MGE, and any sub-licensee’s sales. In addition, as part of the license agreement, MGE and any sublicensees are to purchase certain energy recovery ventilator products from us. While we have earned licensing revenue under agreements licensing our technology in the past, we may not receive material revenue from these agreements, including the one described above, in the near or foreseeable future.

Customers and Suppliers
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

For each of the years ended December 31, 2012 and 2011, four customers accounted for approximately 60% (four customers represented the following percentages of sales 6%, 7%, 8%, and 39%) and 57% (four customers represented the following percentages of sales 18%, 15%, 12% and 12%) of the Company’s total revenue, respectively. These percentages may increase as a result of the License and Supply Agreement with MGE. At December 31, 2012 and 2011 amounts due from these customers was approximately 57% and 51% of total accounts receivable, respectively.

Research and Development
The Company has spent approximately $521,100 and $821,400 on research and development during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 and 2011, the Company received approximately $67,200 and $769,000, respectively, to offset the cost of research and development expenses as it relates to a project that is funded by grants from Pasco County and the Department of Energy, American Economic Investment and Recovery Act.

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

ConsERV™ – Sales and Marketing Strategies
During 2012 we marketed our ConsERV™ product in North America principally through alliances with local independent manufacturer representatives. During that period we had approximately 39 independent commercial sales representatives in various locations throughout North America selling the ConsERV™ product. . In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. As a result of this agreement, we expect both revenue and costs of goods sold will decrease in the first quarter of 2013. We are to receive a royalty on any sale by MGE and its sublicensees of product containing our technology in energy recovery ventilators. In addition, as part of the license agreement, MGE and any sublicensees are to purchase certain energy recovery ventilator components from us. In February 2013, MGE’s sublicensee commenced marketing, manufacturing and selling ConsERVTM in North and South America. We are currently supplying ConsERVTM cores to them in accordance with the License and Supply Agreement.

We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition we are discussing relationships for use of our ConsERVTM products in other applications outside of energy recovery ventilation world-wide. We continue to leverage our relationship with EPRI and a group of 16 utility companies (consisting of EPRI members and some of our minority shareholders) into expected sources of future product sales.

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

Competition and Barriers to Entry
We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV™ product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales.

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

We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire and AirXchange.
NanoClear	Dow, Siemens, GE
NanoAir	AAON, Trane, Carrier, York, Haair, Mitsubishi, LG
Ultracapacitor	Maxwell, Ioxus, B&D

We believe that the combination of our nano-material platform’s characteristics (high selectivity, high flux rate, manufacturability, et al.), growing patent position, are competitive advantages, which may allow us time to execute our business plan. The majority of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

Intellectual Property
As stated above, we have nine U.S. patents, including patents covering the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the “Risk Factors” Section. A list of our existing patents follows:

1.	Patent No. 6,841,601– Cross-linked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and expires on or about March 12, 2022.
2.	Patent No. 6,413,298 – Water and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and expires on or about July 27, 2020.
3.	Patent No. 6,383,391 – Water and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and expires on or about July 27, 2020.
4.	Patent No. 6,110,616 – Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and expires on or about January 29, 2018.
5.	Patent No. 5,679,482 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1997 and expires on or about October 20, 2014.
6.	Patent No. 5,468,574 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1995 and expires on or about May 22, 2014.
7.	Patent No. 7,179,860 – Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and expires on or about March 11, 2022.
8.	Patent No. 7,990,679 – Nanoparticle Ultra Capacitor. This patent was issued on August 2, 2011 and expires on or about November 22, 2029.
9.	U.S. Patent No. 8,222,346B2 -Novel Coblock Polymers and Method for Making Same. This patent was issued on July 17, 2012 and expires on or about September 28, 2027

We have provisional and patent applications in the following areas: Advanced Polymer Synthesis Processes, Anionic Exchange Electrolyte Polymers, Energy Storage Devices, Reversible Liquid to Air Enthalpy Core Applications and Construction, and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO/2008/039779 – Enhanced HVAC System and Method
2.	WO/2008/089484 – Multiphase selective Transport Through a Membrane
3.	WO/2008/141179 – Molecule Sulphonation Process *
4.	WO/2009/002984 – Stable and Compatible Polymer Blends*
5.	WO2012/033827 A1- Fluid Treatment Systems and Methods of Using Selective Transfer Membranes
6	WO2011/085186 - Anionic Exchange Electrolyte Polymer Membranes WO 2011/085917- Energy Storage Devices Including a solid Multilayer Electrolyte
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

We do not know the extent to which any existing or new regulations may affect our ability to distribute, install and service any of our products. Once our other products reach the commercialization stage and we begin distributing them to our target markets, federal, state or local governmental entities may seek to impose regulations.

We are also subject to various international, federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, and environmental regulations regarding handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Our business may expose us to the risk of harmful substances escaping into the environment, resulting in potential personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of any claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all. To date, we are not aware of any claims or liabilities under these existing laws and regulations that would materially affect our results of operations or financial condition.

Employees
As of December 31, 2012, we employed 33 full-time employees and one part time employee in our Odessa, Florida facility. Of the 34 employees, we have 20 technicians, 1 product managers, a polymer chemist, a polymer engineer, 5 engineers, , a General Manager of Operations, 1 administrative assistant, 1 administrators, a Vice President of Sales, a Chief Financial Officer and a President and Chief Executive Officer. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Footnotes to our financial statements for the fiscal year ended December 31, 2012, included elsewhere in this filing.

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

We have a history of operating losses, and we expect our operating losses to continue for the foreseeable future. If we fail to obtain financing we will be unable to execute our business plan and/or we may not be able to continue as a going concern.

We have incurred substantial losses since we were funded in 1993 and have achieved profitability in only one year to date. We have developed a family of nano-structured polymers and processes and are marketing our first product application, ConsERV™. In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We are to receive a royalty on any sale by MGE and its sub-licensees of product containing our technology in energy recovery ventilators (“ConsERV™ Products”). In addition, as part of the license agreement, MGE and any sublicensees are to purchase ConsERV™ Products from us. In January 2013, MGE’s sub-licensee commenced marketing, manufacturing and selling products under the license. We are currently supplying ConsERV™ cores to this sublicensee in accordance with the License and Supply Agreement. We also have sales relationships with entities outside of North and South America for use our ConsERV™ products in energy recovery ventilators in commercial and residential buildings and are actively discussing similar relationships with additional entities. In addition, we are discussing relationships for use of our ConsERV™ products in other applications outside of energy recovery ventilation. However, prior to October of 2012, the majority of our efforts were centered on the North American market and therefore revenues from sales outside of North America have not been material. Thus, we anticipate, least the near future, to be dependent on sales to and royalty payments from the above licensee for the majority for our revenues. The other listed applications in this document may take at least 12 to 36 months to develop. Thus, we expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring the other identified applications to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, executing to enter into strategic relationships, or selling materials or value-added components. Furthermore, even if we were to sell a greater number of ConsERV™ products in 2013, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our accumulated deficit was $37,951,827 as of December 31, 2012. It is possible that we will never generate sufficient revenue to sustain profitability. Even if we have achieved profitability in 2012, we may not be able to sustain or increase profitability in 2013 or any future years.

We financed our operations since inception primarily through private sales of our common stock and preferred stock, issuance of convertible promissory notes; issuance of unsecured promissory notes, cash received in connection with exercise of warrants, license fees and the sale of certain fuel cell assets in 2002. As of December 31, 2012, we had $1,145,380 in current assets.

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

Any future indebtedness could adversely affect our financial health.

In the past we incurred a significant amount of indebtedness to finance our operations and growth. This debt has been satisfied. However, in the future, we may need to incur debt to finance our operations and growth and any such indebtedness could result in negative consequences to us, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•
requiring a portion of our cash flow from operations be used for the payment of interest on any debt we may incur, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
•	limiting our flexibility in planning for, or reacting to, changes in our business;
•	placing us at a competitive disadvantage to competitors who have less indebtedness; and
•	if our assets are pledged under any such debt, the failure to meet the terms and conditions of any such debt instruments, could result in us having no access to our technology.

The economic downturn has affected, and is likely to continue to adversely affect, our operations and financial condition potentially impacting our ability to continue as a going concern.

The economic downturn has resulted in a reduction in new construction and less than favorable credit markets, both of which may adversely affect us. Certain vendors from which we currently secure parts for our ConsERV™ products have and may continue to either reduce or eliminate payment terms. Hence, more capital is required to secure parts necessary to produce our products. In addition, our products are often incorporated in new construction which has experienced a marked down turn in project starts over the past year and such trend may continue in 2013. Although the portion of new construction most affected is home sales, which represents a minority of our sales, commercial construction has also experienced a reduction in starts with some projects being delayed and possibly eliminated. If the commercial construction market stagnates or decreases in volume or project size, our operations and financial condition could be negatively impacted. Various economic stimulus measures by the federal and state governments appear to have targeted energy products. ConsERV™ may qualify under said programs and we may potentially benefit. However, when and if we will experience any increase in sales or investment due to these programs is uncertain. As noted above, we intend to continue to finance operations, primarily through license and supply agreements and private sales of debt and equity securities. In light of the recent economic downturn we may not be able to secure additional financing on acceptable terms, if at all. Unfavorable terms for a financing transaction would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing our business may fail.

We are dependent on a few customers and if these customers do not purchase our products, we will not generate a profit.

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

Our ConsERV™ products are in small volume production, we have no long term experience manufacturing our products on a commercial basis and may not be able to achieve cost effective large volume production.

Our ability to expand commercial production of our ConsERV™ products is subject to significant uncertainties, including: completion of necessary product automation, developing experience in manufacturing and assembly on a large commercial scale; assuring the availability of raw materials and key component parts from third party suppliers; and developing effective means of marketing and selling our product.We are assembling our ConsERV™ products at our facility in Odessa, Florida. Initial production costs of these products are high with no or a lower than desired profit margin. As a result, we believe we will need to reduce unit production costs, including the nano-structured materials themselves made to our specifications by third parties, over time in order to offer our products at a profitable basis on a commercial scale. Our ability to achieve cost reductions in all areas of nano-structured materials and value added products depends on entering into suitable manufacturing relationships with component suppliers, as well as increasing sales volumes so that we can achieve economies of scale. A failure to achieve a lower cost structure through economies of scale and improvements in engineering and manufacturing in a timely manner would have a material adverse effect on our business and financial results. There can be no assurance that we will obtain higher production levels or that the anticipated sales prices of our products will ever allow an adequate profit margin.

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

Our plans and ability to achieve profitability depend on acceptance by key market participants, such as vendors and marketing partners, and potential end-users of our products. We continue to educate designers and manufacturers, including those of HVAC equipment, with respect to our ConsERV™ product. More generally, the commercialization of our products may also be adversely affected by many factors that are out of our control, including:

•	willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability and functionality of our products;
•	emergence of newer, possibly more effective technologies;
•	future cost and availability of the raw materials and components needed to manufacture and use our products;
•	cost competitiveness of our products; and
•	adoption of new regulatory or industry standards which may adversely affect the use or cost of our products;
•	ability of our licensees to market and sell sufficient quantities of our ConsERV™ product in their respective territories

Accordingly, we cannot predict with any certainty that there will be acceptance of our products on a scale sufficient to support development of mass markets for those products.

Our Expansion into New Products, Services, Technologies and Geographic Regions Subjects Us to Additional Business, Legal, Financial and Competitive Risks

We may have limited or no experience in our newer market segments. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not exist or be lower than in our other activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit or curtail our growth and negatively affect our operating results.

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

To date, we primarily focused on the sale of ConsERV™ products and, while we have sold increasing quantities of our products on a yearly basis, even after adding staff experienced in the industry we continue to experience a learning curve in the marketing and sale of products on a commercial basis. We expect that the marketing and sale of the ConsERV product will continue to be conducted by a combination of independent manufactures representatives, licensees, third-party strategic partners, distributors, or OEMs. Consequently, commercial success of our products will depend to a great extent on the efforts of others. We have and intend to continue to enter into additional strategic marketing and distribution agreements or other collaborative relationships to market and sell our nano-structured materials and value added products. However, we may not have identified or established appropriate relationships or be able to identify or establish appropriate relationships in the future. To the extent we have or will in the future enter into these types of relationships, we cannot assure you that the distributors, licensees or OEMs with which we have or will form relationships will focus adequate resources on selling our products or will be successful in selling them. In addition, our chosen third-party distributors, licensees or OEMs have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions which could reduce the potential profitability of these relationships. To the extent any strategic relationships that we have or may establish in the future are exclusive, we may not be able to enter into other arrangements at a time when the distributor, licensee or OEM with which we have or will form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and, to the extent we have entered or enter into such relationships, the failure of our distributors, licensees and other third parties to assist us with the marketing and distribution of our products or to meet their monetary obligations to us may adversely affect our financial condition and results of operations.

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

We have begun and intend to continue marketing, distributing and servicing our products on an international basis and expect to derive a significant portion of our revenue in coming years from international sales. If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired. We have limited experience developing, and no experience manufacturing, our products to comply with the commercial, regulatory and legal requirements of international markets. Our success in those markets will depend on our ability to secure relationships with foreign resellers, establish and operate subsidiaries, or secure joint venture agreements and our ability to manufacture products that meet foreign regulatory and commercial requirements. We anticipate that it will be costly to establish, develop and maintain any international operations should they be required. Any international operations may not be profitable at a given time or from time to time. In addition, our planned international operations could be harmed by a variety of factors, including but not limited to:

•	increased costs associated with maintaining international marketing efforts;
•	compliance with potential United States Department of Commerce export controls;
•	increases in duty rates or other adverse changes in tax laws;
•	trade protection measures and import or export licensing requirements;
•	fluctuations in currency exchange rates;
•	political and economic conditions including but not limited to, any instability in foreign countries;
•
difficulties in securing and enforcing intellectual property rights, foreign (where filed and obtained) or domestic, and time and complexities of vetting and establishing relations with foreign resellers or licensees including, but not limited to, designing, validating and marketing a product geared specifically to a particular market segment;

•
government regulation, other restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

•
restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services, including uncertainty as a result of less friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the products and enforcement of intellectual property rights;

•	business licensing or certification requirements;
•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions and fluctuation;
•	limited fulfillment and infrastructure;
•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow; laws and regulations regarding restrictions on pricing or discounts;
•	lower levels of use of the products;
•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;
•	different employee/employer relationships and the existence of workers’ councils and labor unions;
•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and
•	geopolitical events, including war and terrorism
•
Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

We depend on our intellectual property and failure to protect it could enable competitors to market products with similar features that may reduce demand for our products.

We currently have nine United States patents, twelve patent applications and co-own five patent applications, some of which apply to the composition and structure of a family of ion conducting polymers and membranes. These patents and patent applications often make reference to applications for, and in some instances, are application patents relating to materials we are developing. Our patent applications may or may not mature into issued patents.

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

We may not be successful in developing non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement arising from the existence of a ‘submarine patent’ or another existing patent against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could disrupt or terminate their ability to use, market or sell our products and we may be liable for the related losses that may incur which could adversely affect our results financial condition and prevent us from growing or continuing the business.

We may not be able to control our warranty exposure, which could increase our expenses.

We currently offer and expect to continue to offer a warranty with respect to certain ConsERV™ product and we anticipate offering a warranty with each of our future product applications. If the cost of warranty claims exceeds any reserves we may establish for such claims, our results of operations and financial condition could be adversely affected.

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

Our future success depends, to a significant extent, on the continued service of our executive officers and other key technical, sales and management personnel and their ability to execute our growth strategy. All of our personnel have non-compete agreements with us however such agreements may not withstand court review if litigation were to occur. The loss of the services of certain management or other key employees could harm our business. Our future performance will depend, in part, on our ability to retain key management personnel and for our executive officers to work together effectively. Our executive officers may not be successful in carrying out their duties or running our business. Any dissent among executive officers could impair our ability to make strategic decisions.

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

We may grow in the number of our employees, the size of our physical facilities and the scope of our operations. In addition, we intend to focus greater resource on ConsERV™ margins, channel expansion, and marketplace education. Any expansion would likely place a significant strain on our senior management team and other internal and external resources. Furthermore, we may be required to hire additional senior management personnel. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Our personnel, systems and controls may be unable to support any growth we may experience and as a result, our financial results would suffer.

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

As of March 29, 2013, our directors and officers, as a group, beneficially own approximately 21.6% of our outstanding common stock, including shares of common stock issuable upon exercise of warrants and options they hold. Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 55,509,884 shares of our common stock outstanding as of March 29, 2013, approximately 28,689,278 shares are held by non-affiliates and are, or will be, freely tradable without restriction, and the remaining shares are held by our affiliates, as of such date. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with the above mentioned effective registration statement) may have a material adverse effect on the market price of our common stock.

As of March 29, 2013, the Company has issued options and warrants which could result in the issuance of up to 38,643,710 shares of common stock from time to time, consisting of:

▪	18,647,332 shares under options; and
▪	19,996,378 shares under warrants.

If these shares are issued and available for sale or actually sold in the public market, the market could be adversely impacted and the market price depressed.

A large number of shares may be sold in the market following an equity offering, which may depress the market price of our common stock.

A large number of shares may be sold in the market following an equity offering which may depress the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market following an equity offering could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares. Assuming the sale of all shares issuable pursuant to options and warrants outstanding we will have approximately 94,153,594 shares of our common stock outstanding as of March 29, 2013.

If we cannot raise sufficient funds from a private offering of equity securities, we may not be able to achieve our business objectives.

We cannot assure you that we will be able to complete any private offering of equity securities. If we are unable to complete such a sale of equity securities, our ability to achieve our objectives could be adversely affected.

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

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The current monthly rent is $4,066, including sales tax. We also pay all taxes and utilities as well as most repairs relating to our office. Most of the Company functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development, and product assembly and shipping. Key polymer synthesis and casting is out-sourced and not done at this facility.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

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

	High	Low
For the year ending December 31, 2012:
First Quarter	$0.35	$0.19
Second Quarter	$0.245	$0.095
Third Quarter	$0.11	$0.061
Fourth Quarter	$0.12	$0.081

For the year ending December 31, 2011:
First Quarter	$0.50	$0.27
Second Quarter	$0.44	$0.35
Third Quarter	$0.60	$0.22
Fourth Quarter	$0.48	$0.25

Transfer Agent
Our transfer agent is Clear Trust Transfer located at 17961 Hunting Bow Circle, Suite 102, Lutz, Florida 33558, telephone (813) 235-4490.

Holders
As of December 31, 2012 there were approximately 203 shareholders of record of our common stock.

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

Equity Compensation Plan Information
The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and the 2009 Long-Term Incentive Plan (the 2009 Plan”) under which our securities are authorized for issuance as of December 31, 2012:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	18,647,332	$0.29	6,975,000

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any securities during the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012. During the quarter ended December 31, 2012, the Company issued, in connection with a private offering, 17,500,000 shares of common stock to one purchaser at $0.10 per share for cash proceeds of $1,750,000 and the Company has recorded a common stock payable of $19,255. In addition, under the terms of the private placement offering, this investor also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share.

In 2013, pursuant to the terms and conditions of the GVI offering, the Company sold and issued 492,280 shares of common stock to GVI together with a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share for a cash payment of $49,228 of which $19,255 was received during 2012.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2012.

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

The initial product focus of the Company is ConsERV, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV products world- wide. We also have new product applications in various stages of development. We believe that three of these product applications, including an advanced air conditioning system which is projected to be more energy efficient and have lower emissions compared to current HVAC equipment, a sea-water desalination product and an electrical energy storage device, may be brought to market in the foreseeable future if we receive adequate capital funding.

We expect ConsERV™ to continue to be our focused commercial product through 2013 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in largely commercial HVAC markets with a small amount of revenue coming from residential sales to HVAC distributors. Sales channels for our ConsERV™ products include OEMs, our North and South America licensee, distributors and retailers. We also occasionally license our technology to other strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our near term revenue growth is dependent on continued sales from (i) more seasoned independent sales representatives world-wide, (ii) a greater number of independent sales representatives in certain areas, (iii) the growth of our licensees sales in North and South America (iv) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (v) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace. As a result of the License and Supply Agreement with MGE, however, we expect both revenue and cost of goods sold to decrease in the first quarter of 2013. In addition, the Company, its licensee and its independent sales representative sales force will work to secure orders for ConsERV™ “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community. We are also working to create license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels world-wide.

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

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,
	2012	2011
Revenues	$3,656,080	$3,504,054
Percentage of revenues	100.0%	100.0%

Cost of goods sold	$2,434,610	$2,563,250
Percentage of revenues	66.6. %	73.2%

Research and development expenses, net grant revenue	$453,927	$52,275
Percentage of revenues	12.4%	1.5%

Selling, general and administrative expenses	$1,938,553	$2,992,156
Percentage of revenues	53.0%	85.4%

Impairment of equipment	$62,288	$--
Percentage of revenues	1.7%	0.0%

Amortization of discount on convertible note payable	$358,555	$1,141,445
Percentage of revenues	9.8%	32.6%

Interest expense	$278,091	$297,010
Percentage of revenues	7.6%	8.5%

Change in fair value of warrant liability	$(1,888,218)	$(1,204,483)
Percentage of revenues	51.6%	34.4%

Net income (loss)	$21,339	$(2,335,204)
Percentage of revenues	0.6%	(66.6)%

DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

REVENUES: Total revenues for the year ended December 31, 2012 and 2011 were $3,656,080 and $3,504,054, respectively, an increase of $152,026, or 4.3%. The increase in revenues for 2012 is primarily attributable to the overall increase in the number of sales of engineered ConsERV products in 2012 and a recognition of $150,000 of deferred revenue related to the Genertec Agreement. During each of the years ended December 31, 2012 and 2011, four customers accounted for approximately 60% and 57% of revenues, respectively.

COST OF GOODS SOLD: Cost of goods sold was $2,434,610 and $2,563,250 or 67% and 73% of revenues for the years ended December 31, 2012 and 2011, respectively. The decrease in 2012 of $128,640 is due to the reduction in the number of management personnel involved in production. Gross profit margin increased to 30% in 2012, excluding $150,000 deferred revenue recognized in 2012 related to the Genertec Agreement, from 27% in 2011. The increase in the gross profit margin was due to the reduction in personnel costs allocated to production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses were $1,938,553 for the year ended December 31, 2012, compared to $2,992,156 for the year ended December 31, 2011, a decrease of $1,053,603 or 35%. This decrease is primarily due to a decrease in stock based compensation of approximately $621,000, a decrease in professional fees of approximately $158,000, a decrease in travel expenses of $56,500 and a $122,000 decrease in payroll costs.

IMPAIRMENT OF EQUIPMENT: Loss on impairment of equipment was $62,288 for the year ended December 31, 2012, as compared to $0 for the year ended December 31, 2011. The increase in impairment is due to the disassembly of a prototype unit that was not functional.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable was $358,555 for the year ended December 31, 2012 compared to $1,141,445 for the same period of 2011, a decrease of $782,890 or 69%. During the year ended December 31, 2011, the Company had recorded a discount and embedded beneficial conversion feature on a convertible note which was amortized over the life of the related note, these amounts were fully amortized in 2012.

INTEREST EXPENSE: Interest expense was $278,091 for the year ended December 31, 2012 compared to $297,010 for the same period of 2011, a decrease of $18,919 or 6%. During the year ended December 31, 2011, there was an additional $1.5 million of debt outstanding which was all repaid during 2012 resulting in a lower interest expense in 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability increased by $683,735 for the year ended December 31, 2012 to income of $1,888,218 from $1,204,483 in the prior year due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. See Note 11 in the Financial Statements for further explanation.

NET INCOME (LOSS): Net income for the year ended December 31, 2012 increased by $2,356,543 to $21,339 from ($2,335,204) for the year ended December 31, 2011. The increase in net income is primarily due to the increase in sales and decreases in cost of sales, general and administrative expenses and interest expense as well as the increase in the change in fair value of the warrant liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through sales of its ConsERV™ products, sales of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have achieved profitability in only one year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which are not expected for several years. Furthermore, even if we achieve our goal of selling a greater number of ConsERV™ products, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market. Our profitability will require the successful commercialization of our ConsERV™ products and any future products we develop. No assurances can be given when this will occur.

On October 17, 2012, Dais Analytic Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an investor, Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”).Pursuant to the terms and conditions of the SPA, Company will issue the Common Stock and Warrants in three tranches. Upon the receipt of the funds for the first tranche on or about October 26, 2012, the Company will issue $2.0 million of newly issued Common Stock for $0.10 per share and receive warrants for 5,000,000 Warrants. Upon the receipt of the funds for the second tranche on or about November 20, 2012, the Company will issue $2.0 million of newly issued Common Stock for $0.10 per share and receive warrants for 5,000,000 Warrants. Upon the receipt of the funds for the third tranche on or about December 28, 2012, the Company will issue $3.0 million of newly issued Common Stock for $0.10 per share and receive warrants for 7,500,000 Warrants. The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions. Pursuant to terms of the Offering, officers of the Company and the Investor have signed lock-up agreements restricting the sale of Common Stock. The Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants. On December 28, 2012, Dais Analytic Corporation (the “Company”) amended its Securities Purchase Agreement, dated October 17, 2012 (the “Securities Purchase Agreement”), with Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Investor will purchase up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock. Pursuant to the terms of the Securities Purchase Agreement, the Investor has purchased $1,750,000 of Common Stock and Warrants and the Company as recorded a common stock payable for an additional amount of $19,255. The amendment requires the Purchaser to purchase the remaining Common Stock and Warrants on or before January 31, 2013. This extension will allow the Company and the Investor to create and capitalize a wholly owned subsidiary to be organized and located in China (the “Dais China Subsidiary”). Pursuant to the amendment, the Company shall use $4.0 million of the aggregate proceeds from the sale of Common Stock and Warrants for capital expenditures, working capital, and general business purposes. The Company shall use the remaining proceeds from the sale of the Common Stock and Warrants to create and capitalize the Dais China Subsidiary. In 2012, the Company sold and issued, in connection with the SPA, 17,500,000 shares of its common stock to GVI for $1,750,000. In addition, as part of the purchase it issued GVI a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share. In 2013, pursuant to the terms and conditions of the above offering, Company sold and issued 492,280 shares of common stock to GVI for $49,228 in cash together with a warrant to purchase 123,070 shares of the Company’s common stock. The warrant has an exercise period of five years from the date of issue at an exercise price of $0.30 per share. The SPA expired, per its terms and conditions, on January 31, 2013. The parties are in discussions to permit GVI to purchase securities on similar terms and conditions.

Unsecured Note
In December 2009, the Company entered into a $1,000,000 unsecured note payable with an investor which carried interest at 10% per annum. On March 22, 2011, the Company entered into a securities amendment and exchange agreement and an amended and restated convertible promissory note (collectively “Exchange Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date (as amended and restated, the “2011 Convertible Note”). The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012, which was subsequently extended to May 7, 2012. The Company did not repay the 2011 Convertible Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below. On October 29, 2012, we paid in full all principal and interest due on this note.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note (the “Secured Note”) and a patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012. The Company did not repay the Secured Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below. On July 13, 2012, we paid in full all principal and interest due pursuant to this note.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the years ended December 31, 2012 and 2011, the Company recognized $358,555 and $1,141,445, respectively, in additional expense representing amortization of this debt discount, respectively.

The fair value of warrants issued in 2011 related to the above debt transactions were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

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

In connection with the Forbearance Agreement, interest on the 2011 Convertible Note and the Secured Note was increased to 20% per annum effective June 14, 2012.

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note and the patent security agreement was terminated. On October 29, 2012 we paid in full all principal and interest due pursuant to the 2011 Convertible Note. Upon payment of the 2011 Convertible Note the Forbearance Agreement was terminated.

2012 Secured Convertible Promissory Note
On July 13, 2012, the Company issued a secured convertible promissory note and patent security agreement (collectively, the “Agreements”) to an investor who is a shareholder of the Company. Pursuant to the terms and subject to the conditions set forth in the Agreements, the investor provided a loan in the amount of $2,000,000 to the Company, which is secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets .Pursuant to the secured convertible promissory note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012, subsequently extended to October 26, 2012. The investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share. The initial conversion price may be adjusted pursuant to standard anti-dilution provisions. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

The Company performed an analysis pursuant to ASC 815 in order to determine whether the embedded conversion option included in the 2012 Note is required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The Company concluded that the embedded conversion option did not meet the requirements for such classification.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012 as discussed in Note 12,

As consideration for the Agreement, MG Energy agreed to retire the 2012 Note including all interest accrued thereon, issued by the Company to the investor, who assigned the 2012 Note to MG Energy, a company in which a shareholder of the Company holds a position. This retirement is nonrefundable and noncreditable. Coincident with the retirement of the 2012 Note, the related patent security agreement was terminated. In accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, the Company determined the reacquisition price of the debt to be equal to the fair value of the debt as it was more clearly evident than the fair value of the License and Supply Agreement. The fair value of the debt approximated its carrying value and, accordingly, there was no gain or loss on the extinguishment of the debt.

Other Notes and Accrued Interest
During the year ended December 31, 2012, the Company entered into an agreement with a related party to borrow $50,000 which was due on demand and bears interest at 4%. We paid all interest and principal due under this note on August 1, 2012.

Accrued interest on the above notes was $0 and $320,548 at December 31, 2012 and 2011, respectively.

Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. If we secure debt financing in the future, we may not be able to repay all or any of such debt when due without severely impacting our ability to continue operations and we may not be able to secure additional financing to repay such financing on acceptable terms, if at all. Should we be unable to repay or renegotiate any such financing, as an alternative, management could attempt to renegotiate the repayment terms and seek extension of the maturity dates. There is no guarantee that, if we should need to renegotiate any such future debt, any negotiated terms we may be able to secure would be favorable to the Company. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms.

We will be dependent upon our existing cash of $294,150 at December 31, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months. These operational expenses include other contractual obligations amounting to $91,446.

We must raise additional capital in the amount of approximately $8.9 million, net of expenses, during the next eighteen months in order to secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements in accordance with our existing plans through July 2014. This additional capital could be provided by a successful completion of an offering of equity securities or by entering into licensing agreements. If we are unable to raise these funds, we may be required to delay our development plans and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012, the Company incurred net income of $21,339, however; the Company has incurred significant losses since inception and without the noncash gain from the change in fair value of the warrant liability of $1,888,218 we would have a net loss for the current year. As of December 31, 2012, the Company has an accumulated deficit of $37,951,827, positive working capital of $245,365and a stockholders’ deficit of $2,928,934. The Company used $1,167,650 and $1,329,734 of cash from operations during 2012 and 2011, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statements of Cash Flows
Cash and cash equivalents as of December 31, 2012 was $294,150 compared to $262,740 as of December 31, 2011. Cash is primarily used to fund our working capital requirements.

As of December 31, 2012, the Company had an increase in working capital of $3,467,528, resulting in working capital of $245,365 compared to $3,222,163 of working capital deficit as of December 31, 2011. During the year ended 2012, we used approximately $1,167,650 of cash to fund our operations, $2,565,000 to repay debt, and approximately $48,200 to purchase property and equipment and patent costs. These uses of cash are partially offset by approximately $3,819,300 of proceeds received during 2012 in connection with the issuance of debt and common stock.

Net cash used in operating activities was approximately $1,167,650 for the year ended December 31, 2012 compared to approximately $1,329,700 for the same period in 2011. During the year ended December 31, 2012, we used additional cash for our working capital requirements of approximately $1,189,000 compared to $1.005,500 for the same period in 2011.

Net cash used in investing activities was approximately $45,200 for the year ended December 31, 2012 compared to approximately $108,000 for the same period in 2011. During the year ended December 31, 2012, we decreased our purchases of equipment by approximately $70,000 and increased our patent costs by approximately $10,000.

Net cash provided by financing activities was approximately $1,244,300 for the year ended December 31, 2012 compared to approximately $1,396,200 for the same period in 2011. During the year ended December 31, 2012, we received net proceeds of $2,050,000 from the issuance of debt net of $2,565,000 of payments on notes payable and $1,759,255 of net proceeds from the issuance of common stock.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

As of December 31, 2012, we have contractual obligations of $91,446 as indicated below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Purchase obligations	91,446	91,446	—	—

Tot	$91,446	$91,446	$—	$—

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

Our 2012 ConsERV energy recovery ventilator product typically carried a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carried a 10 year warranty. Under the typical 2012 warranty, in the event of a defective part, Company will provide a replacement. The Company has recorded an accrual of approximately $92,800 and $47,400 for future warranty expenses at December 31, 2012 and 2011, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $103,640 and $82,000 from license agreements for the years ended December 31, 2012 and 2011, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Accounts receivable
Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends.

Impairment of Long-Lived and Intangible Assets
Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the years ended December 31, 2012 and 2011, the Company recognized $62,288 and $0, respectively, in impairment costs.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Dividend rate	0%	0%
Risk free interest rate	0.61% – 1.04%	1.45% – 2.93%
Expected term	5 – 6.5 years	6.5 – 10 years
Expected volatility	123% – 125%	180% – 189%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company’s common stock as well as a peer company’s historical common stock activity.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the each of the years ended December 31, 2012 and 2011.

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

As of December 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Policies: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page 72, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2012, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal controls over financial reporting based on the Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy N. Tangredi	57	President, Chief Executive Officer and Chairman of the Board of Directors

Judith C. Norstrud	44	Chief Financial Officer,Secretary and Treasurer

Robert W. Schwartz	68	Director

Ira William McCollum, Jr.	68	Director

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

Judith C. Norstrud, CPA was appointed Chief Financial Officer and Treasurer on October 14, 2009 and Secretary in September of 2012. In March 2002, Ms. Norstrud founded Norco Accounting & Consulting, Inc., a firm that provides various accounting and consulting services to small companies on an as needed basis. She continues her consulting work with Norco Accounting & Consulting concurrently with her services to the Company as our CFO and Treasurer. From July 1999 to June 2002, Ms. Norstrud served as a manager with Pender, Newkirk and Company, CPAs. While at Pender, Ms. Norstrud served a variety of companies from start up enterprises to mid-sized publicly traded companies. Previously, from August 1996 to July 1999, Ms. Norstrud was an Audit Senior with PricewaterhouseCoopers, LLP. Ms. Norstrud graduated from the University of South Florida’s College of Business Administration with a Master of Accountancy degree in 1992.

Non-Employee Directors
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

Ira William McCollum, Jr. joined our board on March 25, 2013. In 2011, Mr. McCollum joined as a partner in SNR Denton's Public Policy and Regulation practice. He joined the firm following his term as the 36th attorney general of the state of Florida. Mr. McCollum served as attorney general from 2007 to 2011. Prior to becoming the Florida Attorney General in 2007, McCollum was a partner with Baker & Hostetler's Government Policy practice from 2001-2007. Between 1981-2001, McCollum was a Member of the US House of Representatives representing Florida's 8th District where he served on the Judiciary, Banking and Financial Services, and Intelligence Committees. He also held a number of leadership positions, including Chairman of the Judiciary Subcommittee on Crime, Vice Chairman for six years of the Banking and Financial Services Committee, ranking Member of the subcommittee overseeing the Federal Reserve, and Vice Chairman of the House of Republican Conference for three terms (one of eight House GOP leadership positions). Mr. McCollum’s expertise in federal and state government and regulations is an asset to the board.

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

Director Independence

We have determined that our board of directors currently has one member who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). As of the date of this report, our independent director is Robert W. Schwartz. On the basis of information solicited from Mr. Schwartz, he has no material relationship with us and is independent within the meaning of such rules. In making this determination, the board evaluated responses to a questionnaire completed by Mr. Schwartz regarding relationships and possible conflicts of interest between himself, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management.

Board Meetings and Committees; Annual Meeting Attendance
Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held one formal meeting during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Code of Ethics
We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on March 31, 2009. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2012 And 2011. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman of the	2012	$200,000	—	—	$19,325	—	—	—	$219,325
Board of Directors(1)	2011	$170,000	—	—	$91,754	—	—	—	$261,754

David E. Longacre Vice President of Sales	2012	$125,000	$—	—	$10,082	—	—	—	$135,082
and Marketing	2011	$125,000	$—	—	$29,529	—	—	—	$154,529

Scott G. Ehrenberg Chief Technology Officer	2012	$73,750	—	—	$—	—	—	—	$73,750
and Secretary(3)	2011	$105,000	—	—	$214,056	—	—	—	$319,056

Judith C. Norstrud Chief Financial Officer,	2012	$72,000	—	—	$28,987	—	—	—	$100,987
Secretary, and Treaurer	2011	$68,333	—	—	$95,606	—	—	—	$163,939
________________
(1)
Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2012 and 2011, Mr. Tangredi was paid $170,000 and $156,667, respectively and has accrued unpaid salary of $30,000 for 2012 and $20,833 for 2011. Additional accruals have been made for the years prior to 2010. As of December 31, 2012, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,085,384.

(2)
The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2012 and December 31, 2011. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2012 and December 31, 2011. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(3)	Mr. Ehrenberg’s resignation was accepted by the Board of Directors in August 2012.

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

Scott G. Ehrenberg.. In January and April of 2011, our Board granted Mr. Ehrenberg an option to purchase 625,000 shares at an exercise price of $.30 per share and 75,000 shares of our common stock at an exercise price of $0.40. The value of these options were $184,557 and $29,499, respectively. The above options were granted pursuant to the terms and conditions of the 2009 Long Term Incentive Plan. On May 24, 2011 we entered into an employment agreement with Mr. Ehrenberg. Mr. Ehrenberg’s employment agreement provides for an initial term of two years with the term extending on the second anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. Mr. Ehrenberg’s initial base salary is $110,000, with an increase to $165,000 per annum after the date on which we obtain $10 million or more in equity financing ("Offering"). Additionally, at the discretion of our board of directors and its compensation committee, Mr. Ehrenberg was eligible for an annual bonus which amount, if any, was not to be below 50% of his effective base salary and not exceeding 100% of his then effective base salary; provided that, under certain extraordinary circumstances, Mr. Ehrenberg was to be eligible for an annual bonus greater than 150% of his then effective base salary. After the completion of an Offering, Mr. Ehrenberg was to be eligible to receive a one-time payment of $20,000 for each U.S. patent of which he was the originator and the first name listed on the patent as inventor of the intellectual property described in such patent. In addition to any other compensation which Mr. Ehrenberg received under the agreement, he was to be granted a stock option to purchase 40,000 shares of common stock at the end of each year or on the annual anniversary of the agreement, whichever is mutually acceptable to the Company and Mr. Ehrenberg. The Board of Directors accepted Mr. Ehrenberg’s resignation in August of 2012.

David Longacre. Mr. Longacre receives a salary of $125,000 per year and may receive a bonus which is measured by meeting certain performance goals.. In January of 2011, Mr. Longacre was granted an option to purchase up to 100,000 shares of common stock at an exercise price of $0.27 per shares and a value of $29,529. In December of 2012, Mr. Longacre was granted an option to purchase up to 100,000 shares of common stock at an exercise price of $0.12 per share and a value of $10,082. All options granted to Mr. Longacre were granted pursuant to the terms and conditions of the 2009 Long Term Incentive Plan. Following our license of ConsERV products in North and South America to MG Energy, Mr. Longacre accepted employment with MG Energy’s sublicensee, MultiStack in February 2013.

Judith Norstrud. In 2011, Ms. Norstrud salary was increased to $72,000. In addition, during that year, Ms. Norstrud received three option awards to purchase 100,000, 137,500 and 35,000 shares of our common stock at exercise prices of $0.30, $0.40 and $0.35 per share, respectively. The value of these options are $29,529, $54,082 and $12,064, respectively. In 2012, Ms. Norstrud was granted an option to purchase up to 300,000 shares of common stock at an exercise price of $0.115 per shares and a value of $28,987. The options were granted pursuant to the terms and conditions of the 2009 Long Term Incentive Plan.

Outstanding Equity Awards
The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) Exercisable (b)		Number of securities underlying unexercised options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Timothy N. Tangredi (1)	825,000		—	—	$0.26	9/24/2014	—	—	—	—
	150,000		—	—	$0.10	5/10/2015	—	—	—	—
	120,000		—	—	$0.10	10/1/2015	—	—	—	—
	40,000		—	—	$0.30	5/2/2016	—	—	—	—
	110,000		—	—	$0.55	11/1/2016	—	—	—	—
	140,000		—	—	$0.55	2/20/2017	—	—	—	—
	300,000		—	—	$0.21	8/18/2017	—	—	—	—
	350,000		—	—	$0.21	1/30/2018	—	—	—	—
	3,000,000	*	—	—	$0.36	4/2/2013	—	—	—	—
	75,000		—	—	$0.30	8/4/2018	—	—	—	—
	100,000		—	—	$0.42	11/12/2019	—	—	—	—
	3,540,058		—	—	$0.42	11/12/2019	—	—	—	—
	400,000		—	—	$0.30	6/25/2020	—	—	—	—
	125,000		—	—	$0.30	1/18/2021	—	—	—	—
	100,000		—	—	$0.40	4/5/2021	—	—	—	—
	45,000		—	—	$0.35	10/7/2021	—	—	—	—
	200,000		—	—	$0.115	11/30/22	—	—	—	—
______
* Warrant

Judith C. Norstrud (2)	200,000	—	—	$0.45	10/15/2019	—	—	—	—
	150,000	—	—	$0.30	6/25/2020	—	—	—	—
	100,000	—	—	$0.30	1/18/2021	—	—	—	—
	137,500	—	—	$0.40	4/5/2021	—	—	—	—
	35,000	—	—	$0.35	10/7/2021	—	—	—	—
	300,000	—	—	$0.115	11/30/22	—	—	—	—

David E. Longacre (3)	133,333	66,667	—	$0.28	1/20/2020	—	—	—	—
	66,667	—	33,333	$0.27	7/20/2029	—	—	—	—
	33,333	—	66,667	$0.30	1/18/2021	—	—	—	—
	100,000	—	—	$0.12	12/18/22	—	—	—	—

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

(2)	All stock options issued to Ms. Norstrud prior to December 31, 2009 were issued under the 2000 Plan. The remaining options were issued under the 2009 Plan.

Director Compensation
The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2012.

		Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name		($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Raymond Kazyaka Sr., Director(1)	2012	—	—	$24,156	—	—	—	$24,156

Robert W. Schwartz, Director(2)	2012	—	—	$24,156	—	—	—	$24,156
_______________
(1)	At December 31, 2012, Mr. Kazyaka had options to purchase 1,424,600 shares and no stock awards outstanding. Mr. Kazyaka passed away on March 18, 2013.
(2)	At December 31, 2012, Mr. Schwartz had options to purchase 1,394,600 shares and no stock awards outstanding.

We do not have a plan pursuant to which our directors are compensated and directors currently do not receive cash compensation for their services on the Board of Directors although they do receive stock options as determined by the full board of directors with each director abstaining from any such vote involving himself or a member of his immediate family. Timothy N. Tangredi, Raymond Kazyaka Sr. and Robert W. Schwartz were each granted an option on November 30, 2012 to purchase 200,000, 250,000 and 250,000 shares of common stock, respectively, at an exercise price of $0.115 per share. Each option vests immediately upon issuance and is exercisable for a period of ten years. This option grant to Mr. Tangredi as a director is contained in the table summarizing grants made to our officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and our Long-Term Incentive Plan of 2009 (the “2009 Plan”) under which our securities are authorized for issuance as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	18,647,332	$0.29	6,975,000
Equity compensation plans not approved by security holders	0	0	0

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

Applicable percentage ownership in the following table is based on approximately 55,509,884 shares of common stock outstanding as of March 29, 2013 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 29, 2013.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class

Timothy N. Tangredi
(Officer and Chairman) (1)*	12,910,477	18.9%
Judith Norstrud (Officer) (2)*	922,500	1.6%
Ira William McCollum (Director) *	0	0.0%
Robert W. Schwartz (Director) (3)*	1,394,600	2.5%
Executive officers, directors, as a group (4 persons)	15,227,577	21.6%
Michael Gostomski (4)
1666 Valley View Dr. Winnona, MN 55987	2,961,785	5.3%
Louis M. Jaffe (5)
1500 S. Ocean Blvd #5201 Boca Raton, FL 33432	3,132,186	5.6%
Mark Nordlicht (6)
152 West 575th St. 4th Floor New York, NY 10019	5,794,204	9.99%
Leonard Samuels (7)
1011 Centennial Road Penn Valley, PA 19072	9,978,165	17.5%
Leah Kaplan Samuels (8)
1011 Centennial Road Penn Valley, PA 19072	2,879,696	5.24%
Green Valley Investment Management Company Limited (9)
951 Old Country Road, Belmont, CA 94002	22,490,350	37.5%

*	Address is Company's principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)
Includes 9,620,058 shares of common stock issuable upon exercise of stock options and warrants and 3,283,358 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 3,135,558 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)	Includes 922,500 shares of common stock issuable upon exercise of stock options.
(3)	Includes 1,394,600 shares of common stock issuable upon exercise of stock options.
(4)	Includes 413,337 common shares issuable upon exercise of certain warrants.
(5)
Includes 166,500 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with the Financing to Louis M. Jaffe 2004 Intangible Asset Mgmt. TR U/A DTD 5/24/04 and 298,077 shares of common stock issuable upon exercise of certain outstanding warrants issued in connection with a purchase of Company’s common stock in 2009. Also includes 1,819,715 shares held by the aforementioned trust, 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Jennifer Jaffe and 250,004 shares held by the Louis Jaffe TTEE Irrevocable Trust – Lara Jaffe Taylor. The natural person with voting power and investment power on behalf each of the aforementioned trusts is Louis M. Jaffe. Also includes 100,000 shares held by the Diana G. Jaffe Revocable Trust Dated 8/4/99 and 50,000 shares held by Ashlin Trevor Jaffe under the Florida Uniform Gift to Minors Act for which Diana G. Jaffe, Louis M. Jaffe’s wife, is the natural person with voting power and investment power on behalf of the trusts and 250,000 shares of common stock issuable on exercise of a certain outstanding warrant issued to Louis M. Jaffe pursuant to a consulting agreement.

(6)
Includes 3,238,204 shares of common stock, and 2,556,000 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlicht. Platinum Montaur Life Sciences, LLC holds warrants for the purchase of up to 7,999,000 shares of common stock. Among these warrants, excluded from the above table are 5,443,000 shares of common stock issuable upon exercise of those warrants. The warrants as amended have certain limitations on exercise and conversion to the extent the shares resulting from such exercise, when aggregated with its other holdings, would result in Platinum Montaur Life Sciences, LLC holding in excess of 9.99% of all our common stock on a beneficially converted basis. These limitations on exercise of certain warrants may be waived by the holder. For purposes of this beneficial ownership table, we have assumed the exercise by Platinum Montaur Life Sciences, LLC of its warrants for the maximum number of shares it may acquire and hold at one time (9.99%).

(7)
Includes 155,000 shares of common stock issuable upon exercise of certain outstanding warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Also includes 5,860,969 shares of common stock and 1,237,500 shares of common stock issuable upon exercise of certain outstanding warrants issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA.

(8)
Includes 155,000 shares of common stock issuable upon exercise of warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels.

(9)
Includes 4,498,070 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We rent a building on a month to month basis from a related party which is wholly-owned by two shareholders of the Company, one of which is Timothy N. Tangredi, our Chief Executive Officer. The base monthly rent expense is $4,066 per month, including sales tax. We also pay the taxes, insurance and most repairs on the building. For the years ended December 31, 2012, 2011 and 2010, we recorded $48,792 and $48,792, in rent expense to this related party, respectively. At December 31, 2012 and December 31, 2011, $82,195 and $58,991, respectively, were included in accounts payable for amounts owed to these shareholders for rent.

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

In November of 2012, the Company issued, in connection with a private offering, 17,500,000 shares to Green Valley International Investment Management Company Limited (“GVI”) for $1,750,000 in cash and the Company has recorded a common stock payable for an additional amount of $19,255 of cash received. In addition, under the terms of the private placement offering, GVI also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share. In 2013, pursuant to the terms and conditions of this offering, Company sold and issued 492,280 shares of common stock to GVI together with a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share for a cash payment of $49,228.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012 as discussed in Note 12.

As consideration for the Agreement, MG Energy agreed to retire the 2012 Note including all interest accrued thereon, issued by the Company to the investor, who assigned the 2012 Note to MG Energy, a company in which a shareholder of the Company holds a position. This retirement is nonrefundable and noncreditable. Coincident with the retirement of the 2012 Note, the related patent security agreement was terminated. In accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, the Company determined the reacquisition price of the debt to be equal to the fair value of the debt as it was more clearly evident than the fair value of the License and Supply Agreement. The fair value of the debt approximated its carrying value and, accordingly, there was no gain or loss on the extinguishment of the debt.

On July 13, 2012, the Company issued a secured convertible promissory note and patent security agreement (collectively, the “Agreements”) to an investor who is a shareholder of the Company. Pursuant to the terms and subject to the conditions set forth in the Agreements, the investor provided a loan in the amount of $2,000,000 to the Company, which is secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. Pursuant to the secured convertible promissory note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012, subsequently extended to October 26, 2012. The investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share. The initial conversion price may be adjusted pursuant to standard anti-dilution provisions. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

The Company performed an analysis pursuant to ASC 815 in order to determine whether the embedded conversion option included in the 2012 Note is required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The Company concluded that the embedded conversion option did not meet the requirements for such classification.

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

In December 2009, the Company entered into $1,000,000 unsecured note payable with an investor which carried interest at 10% per annum. On March 22, 2011, the Company entered into a securities smendment and exchange agreement and an amended and restated convertible promissory note (collectively “Exchange Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date (as amended and restated, the “2011 Convertible Note”). The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012, which was subsequently extended to May 7, 2012. The Company did not repay the 2011 Convertible Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

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

Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note (the “Secured Note”) and a patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012. The Company did not repay the Secured Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the years ended December 31, 2012 and 2011, the Company recognized $358,555 and $1,141,445, respectively, in additional expense representing amortization of this debt discount, respectively.

The fair value of warrants issued in 2011 related to the above debt transactions were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

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

In connection with the Forbearance Agreement, interest on the 2011 Convertible Note and the Secured Note was increased to 20% per annum effective June 14, 2012.

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note and the patent security agreement was terminated. On October 29, 2012 we paid in full all principal and interest due pursuant to the 2011 Convertible Note. Upon payment of the 2011 Convertible Note the Forbearance Agreement was terminated.

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

Under the employment agreement, we and Mr. Tangredi have agreed that we will retain an independent compensation consultant, whose recommendations shall be obtained by January 31, 2012 which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the board of directors. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the employment agreement. No amendment has been made as of the date of this filing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees
The aggregate audit fees billed for the years ended December 31, 2012 and 2011 was $60,450 and $42,000, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees
None.

Tax Fees
None

All Other Fees
Aggregate other fees billed for the year ended December 31, 2012 and 2011 was $10,919 and $20,571, respectively for general consulting services related to the filing of our registration statements and other general questions.

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

10.17
Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated April 11, 2011. (Incorporated by reference to exhibit 10.17 to Amendment 1 to Pre-Effective Registration Statement on Form S-1, as filed April 13, 2011).

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

10.30
Forbearance Agreement by and between the Registrant and Platinum-Montaur Life Sciences, LLC dated June 15, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 21, 2012

10.31
Secured Convertible Promissory Note by and between the Registrant and Investor dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2012)

10.32	Patent Security Agreement by and between the Registrant and Investor dated July 13, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2012)

10.33
Securities Purchase Agreement and Form of Warrant by and between the Company and Green Valley International Investment Management Company Limited dated October 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 23, 2012)

10.34
License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2012)

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

DAIS ANALYTIC CORPORATION

Dated: March 29, 2013	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 29, 2013	By:	/s/ JUDITH C. NORSTRUD
Judith C. Norstrud Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ TIMOTHY N. TANGREDI	Chairman of the Board,	March 29, 2013
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ ROBERT W. SCHWARTZ	Director	March 29, 2013
Robert W. Schwartz

Financial Statements
Dais Analytic Corporation
Years Ended December 31, 2012 and 2011
Report of Independent Registered Public Accounting Firm

Dais Analytic Corporation
Financial Statements
Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dais Analytic Corporation
Odessa, Florida

We have audited the accompanying balance sheets of Dais Analytic Corporation (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since inception and has a stockholders’ deficit of $2,928,934 at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley LLP

Orlando, Florida
March 29, 2013

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$294,150	$262,740
Accounts receivable, net	512,842	686,648
Other receivables	-	73,648
Inventory	292,443	342,908
Prepaid expenses and other current assets	45,945	215,096
Total Current Assets	1,145,380	1,581,040

Property and equipment, net	95,557	188,162

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $153,796 and
$128,962 at December 31, 2012 and December 31, 2011, respectively	107,230	89,869
Total Other Assets	109,510	92,149

TOTAL ASSETS	$1,350,447	$1,861,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$82,195 and $58,991 at December 31, 2012 and December 31, 2011, respectively	$559,946	$553,284
Accrued compensation and related benefits	10,000	1,405,606
Accrued expenses, other	140,975	404,409
Current portion of deferred revenue	189,094	298,459
Current portion of notes payable, related party	-	2,141,445
Total Current Liabilities	900,015	4,803,203

LONG-TERM LIABILITIES:
Warrant liability	-	1,888,218
Accrued compensation and related benefits	1,484,739	-
Deferred revenue, net of current portion	1,894,627	70,840
Total Long-Term Liabilities	3,379,366	1,959,058

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,274,817 and 37,774,817
shares issued and 55,017,604 and 37,517,604 shares outstanding, respectively	552,749	377,749
Common stock payable	19,255	-
Capital in excess of par value	35,723,001	33,966,619
Accumulated deficit	(37,951,827)	(37,973,166)
	(1,656,822)	(3,628,798)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(2,928,934)	(4,900,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,350,447	$1,861,351

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

REVENUE:
Sales	$3,552,440	$3,422,054
License fees	103,640	82,000
	3,656,080	3,504,054

COST OF GOODS SOLD	2,434,610	2,563,250

GROSS MARGIN	1,221,470	940,804

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $67,240 and $769,154, respectively	453,927	52,275
Selling, general and administrative expenses	1,938,553	2,992,156
Impairment of equipment	62,288	-
TOTAL OPERATING EXPENSES	2,454,768	3,044,431

LOSS FROM OPERATIONS	(1,233,298)	(2,103,627)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	(1,888,218)	(1,204,483)
Amortization of discount on convertible note payable	358,555	1,141,445
Other income	(3,000)	(1,200)
Interest expense	278,091	297,010
Interest income	(65)	(1,195)
TOTAL OTHER EXPENSE (INCOME)	(1,254,637)	231,577

NET INCOME (LOSS)	$21,339	$(2,335,204)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.00	$(0.07)

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$0.00	$(0.07)

WEIGHTED AVERAGE NUMBER OF OMMON SHARES OUTSTANDING, BASIC	40,022,085	35,793,914

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING, DILUTED	41,279,991	35,793,914

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2010	33,563,428	$335,635	$-	$29,852,347	$(35,637,962)	$(1,272,112)	$(6,722,092)

Issuance of common stock for services	225,192	2,252	-	78,993	-	-	81,245

Stock based compensation	-	-	-	916,935	-	-	916,935

Issuance of common stock for settlement of accounts payable	202,703	2,027	-	72,973	-	-	75,000

Warrant issued with convertible note payable, related party	-	-	-	435,240	-	-	435,240

Beneficial conversion feature on convertible note payable, related party	-	-	-	1,064,760	-	-	1,064,760

Issuance of common stock in excahnge for debt settlement	2,667,503	26,675	-	666,875	-	-	693,550

Cashless exercise of warrants	1,115,991	11,160	-	(11,160)	-	-	-

Reclassification of warrant liability upon warrant exercise	-	-	-	865,617	-	-	865,617

Revaluation of common stock issued to vendors for services	-	-	-	24,039	-	-	24,039

Net loss	-	-	-	-	(2,335,204)	-	(2,335,204)

Balance, December 31, 2011	37,774,817	$377,749	$-	$33,966,619	$(37,973,166)	$(1,272,112)	$(4,900,910)

Stock based compensation	-	-	-	296,382	-	-	296,382

Revaluation of common stock issued to vendors for services	-	-	-	(105,000)	-	-	(105,000)

Issuance of common stock for cash	17,500,000	175,000	19,255	1,575,000	-	-	1,769,255

Stock issuance costs	-	-	-	(10,000)	-	-	(10,000)

Net income	-	-	-	-	21,339	-	21,339

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,339	$(2,335,204)
Adjustments to reconcile net income (loss) to net cash and cash equivalents
(used) by operating activities:
Depreciation and amortization	61,151	52,658
Gain on sale of property and equipment	(3,000)	-
Issuance of common stock, stock options and stock warrants for services and
amortization of common stock issued for services	-	127,400
Stock based compensation expense	296,382	916,935
Change in fair value of warrant liability	(1,888,218)	(1,204,483)
(Decrease) increase in allowance for doubtful accounts	(22,195)	24,771
Bad debt expense	-	56,356
Impairment of equipment	62,288	-
Write off of deferred offering costs	55,164	-
Amortization of deferred loan costs	30,224	53,378
Amortization of discount on convertible note payable	358,555	1,141,445
(Increase) decrease in:
Accounts receivable	196,001	(289,143)
Other receivables	73,648	(14,122)
Inventory	50,465	(48,839)
Prepaid expenses and other assets	(6,237)	22,313
Increase (decrease) in:
Accounts payable and accrued expenses	(222,251)	243,562
Accrued compensation and related benefits	89,133	(20,416)
Deferred revenue	(320,099)	(56,345)
Net cash used by operating activities	(1,167,650)	(1,329,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(42,195)	(32,207)
Proceeds from sale of property and equipment	3,000	-
Purchase of property and equipment	(6,000)	(76,208)
Net cash used by investing activities	(45,195)	(108,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	2,050,000	1,500,000
Payments on notes payable, related party	(2,565,000)	(50,000)
Payments for loan and offering costs	-	(53,767)
Issuance of common stock, net of offering costs	1,759,255	-
Net cash provided by financing activities	1,244,255	1,396,233

Net increase (decrease) in cash and cash equivalents	31,410	(41,916)

Cash and cash equivalents, beginning of period	262,740	304,656

Cash and cash equivalents, end of period	$294,150	$262,740

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$533,894	$21,882
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$-	$1,064,760
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$-	$435,240
Application of proceeds due under note payable, including interest, to purchase 2,667,503 shares of common stock	$-	$693,550
Settlement of accounts payable with the issuance of 202,703 shares of common stock	$-	$75,000
Reclassification of warrant liability to equity upon warrant exercise	$-	$865,617
Issuance of 1,115,991 for conversion of warrants	$-	$11,160
Application of proceeds due under note payable, including interest, to purchase a license and supply agreement	$2,034,521	$-
Revaluation of common stock issued for services	$105,000	$-
Loan costs paid with note payable, related party	$15,000	$-

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2012 and 2011

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

For each of the years ended December 31, 2012 and 2011, four customers accounted for approximately 60% (four customers represented the following percentages of sales 6%, 7%, 8%, and 39%) and 57% (four customers represented the following percentages of sales 18%, 15%, 12% and 12%) of the Company’s total revenue, respectively. At December 31, 2012 and 2011 amounts due from these customers was approximately 57% and 51% of total accounts receivable, respectively.

2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2012, the Company generated net income of $21,339 however; the Company has incurred significant losses since inception and without the noncash gain from the change in the fair value of the warrant liability of $1,888,218, we would have a net loss for the current year. As of December 31, 2012, the Company has an accumulated deficit of $37,951,827, positive working capital of $245,365 and a stockholders’ deficit of $2,928,934. The Company used $1,167,650 and $1,329,734 of cash in operations during 2012 and 2011, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Cash and cash equivalents – For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $2,576 and $24,771 at December 31, 2012 and 2011.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2012 and 2011, the Company had $90,124 and $9,344 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2012 and 2011.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years. Depreciation expense was approximately $36,000 for each of the years ended December 31, 2012 and 2011, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was approximately $24,800 and $16,700 for the years ended December 31, 2012 and 2011, respectively. Total patent amortization expense for the next five years is estimated to be approximately $25,000 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the years ended December 31, 2012 and 2011, the Company recognized $62,288 and $0, respectively, in impairment costs.

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2012 and 2011, the Company incurred research and development costs of approximately $521,100 and $821,400, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the years ended December 31, 2012 and 2011, the Company recorded approximately $67,200 and $769,200, respectively, in grant proceeds against research and development expenses on the statements of operations.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a dehumidification system similar to the Company’s NanoAir prototype. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. For the years ended December 31, 2012 and 2011, the Company has incurred $781 and $601,059, respectively, in expenses and recognized the same amount as a reduction to research and development expense related to this grant award. This grant has been fully expended as of December 31, 2012.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. For the years ended December 31, 2012 and 2011, the Company has incurred $66,459 and $168,095, respectively, in expenses and recognized the same amount as a reduction to research and development expense related to this grant award. This grant has been fully expended as of December 31, 2012.

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

Our ConsERV product typically carries a warranty of two years for all parts contained therein with the exception of the energy recovery ventilator core which typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $92,800 and $47,400 for future warranty expenses at December 31, 2012 and 2011, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $103,640 and $82,000, respectively, from license agreements for the years ended December 31, 2012 and 2011.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition—Multiple-Element Arrangements," In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Dividend rate	0%	0%
Risk free interest rate	.61% – 1.04%	1.45% – 2.93%
Expected term	5 – 6.5 years	6.5 – 10 years
Expected volatility	123% – 125%	180% – 189%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company’s common stock, as well as a peer company’s historical common stock activity.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2012 and 2011.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable.. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The fair value of stock options issued to consultants in 2012 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 10 years; Estimated volatility 110%; Risk-free interest rate: 1.62%; Dividend yield: 0%. There was no stock-based compensation issued to non-employees in conjunction with selling goods or services during the year ended December 31, 2011.

Financial instruments - The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 (as amended in May 2011) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 was amended to clarify the application of existing fair value measurements and to change certain fair value measurement and disclosure requirements. Amendments that change measurement and disclosure requirements relate to (i) fair value measurement of financial instruments that are managed within a portfolio, (ii) application of premiums and discounts in a fair value measurement, and (iii) additional disclosures about fair value measurements categorized in Level 3 of the fair value hierarchy. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $372 at December 31, 2012. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company’s financial liabilities measured at fair value consisted of the following as of December 31, 2012 and were valued as discussed in Note 11. Due to the fact that as of December 31, 2012 there is only one month remaining until the warrants expire, and therefore, changes to unobservable inputs would not result in a significantly higher or lower fair value measurement.

Fair Value Measurements at December 31, 2012
	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$—	$—	$—	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) is presented as follows:

Warrant Liability
Balance at December 31, 2011	$1,888,218
Changes in fair value	(1,888,218)

Balance at December 31, 2012	$—

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through 2012.

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 36,966,415 and 54,641,797 were excluded from the computation of diluted earnings per share for the years ended December 31, 2012 and 2011, respectively, because their effect is anti-dilutive.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Numerator:
Net income (loss)	$21,339	$(2,335,204))
Denominator:
Weighted average basic shares outstanding	40,022,085	35,793,914
Potential shares under stock options	4,184,058	—
Less shares assumed repurchased under the treasury stock method	(2,926,152)	—
Weighted average fully diluted shares outstanding	41,279,991	35,793,914
Net income (loss) per common share - basic	$0.00	$(0.07))
Net income (loss) per common share - diluted	$0.00	$(0.07))

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

Reclassification
Certain reclassifications have been made to the financial statements as of and for the year ended December 31, 2011 to conform to the presentation as of and for the year ended December 31, 2012.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Furniture and fixtures	$38,764	$38,764
Computer equipment	66,980	66,980
Demonstration equipment	106,841	169,129
Office and lab equipment	217,523	225,523
	430,108	500,396
Less accumulated depreciation	334,551	312,234
	$95,557	$188,162

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
Prepaid expenses	$10,496	$5,695
Prepaid insurance	35,449	34,012
Deferred loan costs and deferred offering costs	—	175,389
	$45,945	$215,096

6. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2012	2011
Accrued expenses, other	$29,946	$18,296
Accrued registration rights penalty	5,000	5,000
Accrued interest, related party	—	320,548
Accrued warranty costs	92,829	47,365
Contractual obligation	13,200	13,200
	$140,975	$404,409

7. Notes Payable

Notes payable consist of the following:

	December 31,
	2012	2011
Convertible note payable, related party; interest at 10% per annum; repaid during 2012	—	1,000,000
Secured convertible note payable, related party; interest at 10% per annum; repaid during 2012	—	1,500,000
	—	2,500,000
Less unamortized discount	—	(358,555)
Less amounts currently due, net of unamortized discount	—	(2,141,445)
Long-term portion	$—	$—

Unsecured Note
In December 2009, the Company entered into a $1,000,000 unsecured note payable with an investor which carried interest at 10% per annum. On March 22, 2011, the Company entered into a securities amendment and exchange agreement and an amended and restated convertible promissory note (collectively “Exchange Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date (as amended and restated, the “2011 Convertible Note”). The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012, which was subsequently extended to May 7, 2012. The Company did not repay the 2011 Convertible Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

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

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note (the “Secured Note”) and a patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012. The Company did not repay the Secured Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the years ended December 31, 2012 and 2011, the Company recognized $358,555 and $1,141,445, respectively, in additional expense representing amortization of this debt discount, respectively.

The fair value of warrants issued in 2011 related to the above debt transactions were calculated using the Black-Scholes model with the following assumptions: Expected life in years: 5-10 years; Estimated volatility 115%-117%, Risk-free interest rate: 1.89%-2.07%; Dividend yield: 0%.

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

In connection with the Forbearance Agreement, interest on the 2011 Convertible Note and the Secured Note was increased to 20% per annum effective June 14, 2012.

On July 13, 2012 we paid in full all principal and interest due pursuant to the Secured Note and the patent security agreement was terminated. On October 29, 2012 we paid in full all principal and interest due pursuant to the 2011 Convertible Note. Upon payment of the 2011 Convertible Note the Forbearance Agreement was terminated.

2012 Secured Convertible Promissory Note
On July 13, 2012, the Company issued a secured convertible promissory note and patent security agreement (collectively, the “Agreements”) to an investor who is a shareholder of the Company. Pursuant to the terms and subject to the conditions set forth in the Agreements, the investor provided a loan in the amount of $2,000,000 to the Company, which is secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets .Pursuant to the secured convertible promissory note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest will be paid on or before October 15, 2012, subsequently extended to October 26, 2012. The investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share. The initial conversion price may be adjusted pursuant to standard anti-dilution provisions. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

The Company performed an analysis pursuant to ASC 815 in order to determine whether the embedded conversion option included in the 2012 Note is required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The Company concluded that the embedded conversion option did not meet the requirements for such classification.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012 as discussed in Note 12. As consideration for the Agreement, MG Energy agreed to retire the 2012 Note including all interest accrued thereon, issued by the Company to the investor, who assigned the 2012 Note to MG Energy, a company in which a shareholder of the Company holds a position. This retirement is nonrefundable and noncreditable. Coincident with the retirement of the 2012 Note, the related patent security agreement was terminated. In accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, the Company determined the reacquisition price of the debt to be equal to the fair value of the debt as it was more clearly evident than the fair value of the License and Supply Agreement. The fair value of the debt approximated its carrying value and, accordingly, there was no gain or loss on the extinguishment of the debt.

Other Notes and Accrued Interest
During the year ended December 31, 2012, the Company entered into an agreement with a related party to borrow $50,000 which was due on demand and bears interest at 4%. We paid all interest and principal due under this note on August 1, 2012.

Accrued interest on the above notes was $0 and $320,548 at December 31, 2012 and 2011, respectively.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $49,000 in each of the years ended December 31, 2012 and 2011. At December 31, 2012 and 2011, $82,195 and $58,991, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of December 31, 2012 and 2011 of $1,494,739 and $1,405,606, respectively. During 2012, the Company determined that a portion of the accrued payroll, $1,484,739, is a long term liability, as the Company does not believe it will repaid within the next year.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. Equity Transactions

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

Common Stock
In November of 2012, the Company issued, in connection with a private offering, 17,500,000 shares of common stock to Green Valley International Investment Management Company Limited (“GVI”) at $0.10 per share for cash proceeds of $1,750,000 and the Company has recorded a common stock payable for $19,255. In addition, under the terms of the private placement offering, GVI also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share.

During the year ended December 31, 2012, the Company issued options to purchase 250,000 shares of common stock to a consultant for its services related to the private placement. The options vest immediately and may be exercised through November 30, 2022 at a price of $0.12 per share. The $26,577 value of the options which was determined using the Black-Scholes model is considered an offering cost of the private placement and, as a result, has no effect on capital in excess of par value.

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

The average fair value of options granted at market during 2012 and 2011 was $0.12 and $0.32 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $0 and $0, respectively.

The following summarizes the information relating to outstanding stock options under the Plans during 2012 and 2011:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	14,897,757	$0.25	7.19	$946,754
Granted	2,825,000	$0.32
Forfeited or expired	(320,000)	$0.22
Outstanding at December 31, 2011	17,402,757	$0.32	6.66	$352,065
Granted	2,700,000	$0.12
Forfeited or expired	(1,455,425)	$0.33
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Exercisable at December 31, 2012	17,411,777	$0.29	5.84	$25,519
Exercisable at December 31, 2011	16,308,521	$0.32	6.51	$351,701

Stock compensation expense was approximately $296,000 for the year ended December 31, 2012 and $917,000 for the year ended December 31, 2011. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was approximately $370,100 and $817,000, respectively.

As of December 31, 2012, there was approximately $153,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $94,400, $36,500 and $26,400 is expected to be recognized for the years ended December 31, 2013, 2014 and 2015, respectively.

The following table represents our non vested share-based payment activity with employees for the year ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2010	1,063,194	$0.25
Granted	2,825,000	$0.32
Forfeited	(2,643,958)	$0.31
Vested	(150,000)	$0.29
Nonvested options - December 31, 2011	1,094,236	$0.29
Granted	2,700,000	$0.12
Vested	(2,415,070)	$0.14
Forfeited	(143,611)	$0.32
Nonvested options - December 31, 2012	1,235,555	$0.16

Warrants
At December 31, 2012, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Additional Financing	218,500	.08	$0.55
Warrants-Robb Trust Note	10,000	.11	$0.55
Warrants-Financing	9,000,000	3.11	$0.31
Warrants-Placement Agent Warrants	401,333	.08	$0.20
Warrants-Tangredi	3,000,000	.25	$0.36
Warrants-Ehrenberg	250,000	.59	$0.30
Warrants-Consulting Agreement	825,000	1.77	$0.30
Warrants-Note Conversions	2,302,538	1.42	$0.39
Warrants-Stock Purchases	6,095,770	4.20	$0.33
Warrants-Services	400,000	2.06	$0.50
Total	22,503,141

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

The Company entered into an agreement for consulting services in April 2010. The term of the agreement is for seventeen months and calls for the Company to issue the consultant 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares of common stock after six months of service. The agreement also calls for a monthly cash payment of $6,000 for the first six months and $7,500 per month for the remainder of the agreement. The Company has fair valued the initial 100,000 shares of common stock at $53,000 and the additional 100,000 shares of common stock at $36,000 and is expensing the fair value of those shares over life of the agreement. For the year ended December 31, 2011, the Company has recorded $21,000 as consulting expense on its statement of operations.

11. Derivative Financial Instruments

The Company has accounted for certain warrants in accordance with ASC 815-10, Derivatives and Hedging (ASC 815-10). ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008, if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price, these warrants have been classified as a liability as opposed to equity in accordance ASC 815-10 as it was determined that these warrants were not indexed to the Company’s stock. During the year ended December 31, 2012, the Company, in connection with a private offering, sold shares of its common stock at $0.10, which was less than the exercise price of the warrants and therefore, caused the Company to reprice these warrants in accordance with the terms of the agreement. As a result, the fair market value of these warrants is remeasured at each financial reporting period. The change in fair value of the warrants is recorded in the statements of operations and is estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2012	2011
Exercise price	$0.20	$0.25
Market value of stock at end of period	$0.12	$0.25
Expected dividend rate	N/A	N/A
Expected volatility	29%	143% – 146%
Risk-free interest rate	0.04%	0.12% – 0.25%
Expected life in years	0.08	0.95 – 1.08
Shares underlying warrants outstanding classified as liabilities	2,401,333	13,401,333

All warrants issued by the Company other than the above noted warrants are classified as equity.

12. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $77,000 for this agreement during each of the years ended December 31, 2012 and 2011.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $5,000 for this agreement during each of the years ended December 31, 2012 and 2011.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”) , a company in which a shareholder of the Company holds a position , entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy (see Note 7). MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. MG Energy will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned.. The Company recognized revenue of $21,640 for this Agreement during the year ended December 31, 2012.

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

Under the employment agreement, we and Mr. Tangredi have agreed that we will retain an independent compensation consultant, whose recommendations shall be obtained by January 31, 2012 which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the board of directors. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the employment agreement. No amendment has been made as of the date of this filing.

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

Litigation
The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

14. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2012 and 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2012	2011
Tax (benefit) at U.S. statutory rate	$7,000	$(794,000)
State income tax (benefit), net of federal benefit	1,000	(85,000)
Effect of non-deductible expenses	—	1,000
Employee stock-based compensation	101,000	312,000
Change in warrant valuation	(642,000)	(410,000)
Amortization of debt discount	87,000	275,000
Other adjustments	(13,000)	26,000
Expiration of net operating loss	81,000	—
Change in valuation allowance	(378,000)	675,000
	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities), current:
Allowance for doubtful accounts	$1,000	$9,300
Bonus payable	—	108,300
Accrued deferred compensation payable	—	420,600
Accrued shareholder interest	—	120,600
Stock warrant consideration and other	119,300	102,200
Deferred license revenue	70,600	21,400
Valuation allowance	(190,900)	(782,400)
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Deferred license revenue	$713,500	$36,100
Depreciation	3,400	3,400
Bonus payable	108,300	—
Accrued deferred compensation payable	446,900	—
Net operating loss carryforward	7,836,600	8,100,500
Valuation allowance	(9,108,700)	(8,140,000)
	$—	$—

As of December 31, 2012 and 2011, the Company had federal and state net operating loss carry-forwards totaling approximately $21,000,000 and $21,500,000, respectively, which begin expiring in 2012. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2012 and 2011 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $378,000 and $675,000, respectively.

As of December 31, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2012. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

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

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. As a result, the Company wrote off a $56,356 receivable from CAST that was deemed to be uncollectible. During the year ended December 31, 2012, we terminated the Genertec and CAST agreements and recognized $150,000 nonrefundable deposit received from Genertec as revenue.

16. Subsequent Events

In 2013, pursuant to the terms and conditions of the GVI offering, Company sold and issued 492,280 shares of common stock to GVI together with a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share for a cash payment of $49,228 of which $19,255 was received in 2012.

No other material events have occurred subsequent to December 31, 2012 that require recognition or disclosure in these financial statements.