Form 10-Q
period 2013-03-31
DAIS ANALYTIC CORP
filed 2013-05-15
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 55,509,884 shares of the Registrant’s $0.01 par value common stock outstanding as of May 14, 2013.

Dais Analytic Corporation

PART I— FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$18,174	$294,150
Accounts receivable, net (including related party receivables of $391,345 and $0
at March 31, 2013 and December 31, 2012, respectively)	451,163	512,842
Inventory	353,505	292,443
Prepaid expenses and other current assets	46,304	45,945
Total Current Assets	869,146	1,145,380

Property and equipment, net	92,748	95,557

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $159,803 and
$153,796 at March 31, 2013 and December 31, 2012, respectively	117,507	107,230
Total Other Assets	119,787	109,510

TOTAL ASSETS	$1,081,681	$1,350,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$86,261 and $82,195 at March 31, 2013 and December 31, 2012, respectively	$554,596	$559,946
Accrued compensation and related benefits	-	10,000
Accrued expenses, other	159,091	140,975
Current portion of deferred revenue	169,764	189,094
Total Current Liabilities	883,451	900,015

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,515,045	1,484,739
Deferred revenue, net of current portion	1,863,537	1,894,627
Total Long-Term Liabilities	3,378,582	3,379,366

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,767,097 and 55,274,817
shares issued and 55,509,884 and 55,017,604 shares outstanding, respectively	557,672	552,749
Common stock payable	-	19,255
Capital in excess of par value	35,792,064	35,723,001
Accumulated deficit	(38,257,976)	(37,951,827)
	(1,908,240)	(1,656,822)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(3,180,352)	(2,928,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,081,681	$1,350,447

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

REVENUE:
Sales	$569,622	$1,018,983
License fees	50,420	20,500
	620,042	1,039,483

COST OF GOODS SOLD	486,593	683,137

GROSS MARGIN	133,449	356,346

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$0 and $67,240, respectively	114,329	91,598
Selling, general and administrative expenses	325,371	434,765
TOTAL OPERATING EXPENSES	439,700	526,363

LOSS FROM OPERATIONS	(306,251)	(170,017)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	-	(587,930)
Amortization of discount on convertible note payable	-	358,555
Interest expense	-	77,786
Interest income	(102)	(45)
TOTAL OTHER EXPENSE (INCOME)	(102)	(151,634)

NET LOSS	$(306,149)	$(18,383)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,422,501	37,774,817

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

				Capital in			Total
	Common Stock		Common Stock	Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

Stock based compensation	-	-	-	24,758	-	-	24,758

Issuance of common stock for cash	492,280	4,923	(19,255)	44,305	-	-	29,973

Net loss	-	-	-	-	(306,149)	-	(306,149)

Balance, March 31, 2013	55,767,097	$557,672	$-	$35,792,064	$(38,257,976)	$(1,272,112)	$(3,180,352)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(306,149)	$(18,383)
Adjustments to reconcile net loss to net cash and cash equivalents
(used) provided by operating activities:
Depreciation and amortization	14,627	13,292
Stock based compensation expense	24,758	41,584
Change in fair value of warrant liability	-	(587,930)
Amortization of deferred loan costs	-	15,224
Amortization of discount on convertible note payable	-	358,555
(Increase) decrease in:
Accounts receivable	61,679	291,289
Other receivables	-	73,648
Inventory	(61,062)	(65,123)
Prepaid expenses and other assets	(359)	(27,820)
Increase (decrease) in:
Accounts payable and accrued expenses	61,787	147,920
Accrued compensation and related benefits	(28,715)	1,667
Deferred revenue	(50,420)	(236,959)
Net cash (used) provided by operating activities	(283,854)	6,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(16,284)	(12,709)
Purchase of property and equipment	(5,811)	-
Net cash used by investing activities	(22,095)	(12,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for loan and offering costs	-	(4,650)
Issuance of common stock, net of offering costs	29,973	-
Net cash provided by financing activities	29,973	(4,650)

Net decrease in cash and cash equivalents	(275,976)	(10,395)

Cash and cash equivalents, beginning of period	294,150	262,740

Cash and cash equivalents, end of period	$18,174	$252,345

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$233

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2013
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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2013.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of March 31, 2013, the Company has an accumulated deficit of $38,257,976, negative working capital of $63,326 and a stockholders’ deficit of $3,180,352. The Company (used) provided ($283,854) and $6,964 of cash in operations during the three months ended March 31, 2013 and 2012, respectively, which was funded by proceeds from product sales and equity financings. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2013 and 2012, (b) the financial position at March 31, 2013 and December 31, 2012, and (c) cash flows for the three month periods ended March 31, 2013 and 2012, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution. The Company's non-interest bearing cash balances were fully insured at March 31, 2013..

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $2,576 at March 31, 2013 and December 31, 2012.

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

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $6,000 and $4,400 for the three months ended March 31, 2013 and 2012, respectively. Total patent amortization expense for the next five years is estimated to be approximately $24,000 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three month period ended March 31, 2013.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. During the three months ended March 31, 2013 and 2012, four customers accounted for approximately 94% (77% of revenue is from a related party) and 67% of revenues, respectively.  During the three months ended March 31, 2013 one customer, which is a related party of the Company, accounted for approximately 86.2% of accounts receivable.

In certain instances, our ConsERV product carries a warranty for two years for all parts contained therein with the exception of the energy recovery ventilator core which, in such circumstances, typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $94,100 and $92,900 for future warranty expenses at March 31, 2013 and December 31, 2012, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $50,420 and $20,500 from license agreements for the three months ended March 31, 2013 and 2012, respectively.

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

There were no awards granted during the three months ended March 31, 2013 and 2012.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three months ended March 31, 2013 and 2012, the Company did not issue any non-employee stock based compensation.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended March 31, 2013 and 2012, the Company incurred research and development costs of approximately $114,300 and $158,800, respectively.  The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three months ended March 31, 2012, the Company recorded approximately $67,200 in grant proceeds against research and development expenses on the statement of operations.  There were no grant proceeds received by the Company during the three months ended March 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $336 at March 31, 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, accrued compensation and accrued expenses.

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2013 and 2012, the Company had 38,543,711 and 54,463,590 potentially dilutive common shares that were not included in the computation of income (loss) per share.

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

Recent accounting pronouncements - Recent accounting pronouncements issued by FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Accrued Expenses, other

Accrued expenses, other consist of the following:

	March 31, 2013	December 31, 2012
Accrued expenses, other	$46,838	$29,946
Accrued registration rights penalty	5,000	5,000
Accrued warranty costs	94,053	92,829
Contractual obligation	13,200	13,200
	$159,091	$140,975

5.	Related Party Transactions

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is currently $4,066 per month. The Company recognized rent expense of approximately $12,200 and $11,400 during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, $85,637 and $82,195, respectively, were included in accounts payable for amounts owed for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of March 31, 2013 and December 31, 2012 of $1,466,024 and $1,494,739, respectively. During 2012, the Company determined that a portion of the accrued payroll, $1,484,739, is a long term liability, as the Company does not believe it will repaid within the next year.

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

There were no options awarded or exercised during the three months ended March 31, 2013 and 2012.

The following summarizes the information relating to outstanding stock options activity with employees during 2013 and 2012:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Expired/Forfeited	(99,999)	$0.32

Outstanding at March 31, 2013	18,547,333	$0.29	6.03	$356,486

Exercisable at March 31, 2013	17,589,137	$0.29	5.84	$296,041

Stock compensation expense was approximately $24,800 and $41,600 for the three months ended March 31, 2013 and 2012, respectively. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was approximately $27,400 and $87,300, respectively.

As of March 31, 2013, there was approximately $110,700 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $55,900, $32,300 and $22,500 is expected to be recognized for the remainder of the fiscal year ending December 31, 2013, and for the fiscal years ending 2014 and 2015, respectively.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2012	1,235,555	$0.16
Granted	—	$—
Vested	(138,473)	$0.20
Forfeited	(138,886)	$—

Nonvested options – March 31, 2013	958,196	$0.16

Warrants

At March 31, 2013, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Expiration Year

Warrants-Financing	7,000,000	3.99	$0.34	2016 – 2017
Warrants-Tangredi	3,000,000	.25	$0.36	2013
Warrants-Ehrenberg	250,000	.59	$0.30	2013
Warrants-Consulting Agreement	825,000	1.77	$0.30	2014 – 2015
Warrants-Note Conversions	2,302,538	1.42	$0.39	2014 – 2015
Warrants-Stock Purchases	6,218,840	4.22	$0.33	2014 – 2017
Warrants-Services	400,000	2.06	$0.50	2015
Tota	19,996,378

7.	Terminated Sales Agreements

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

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the three months ended March 31, 2012, we terminated the Genertec and CAST agreements and recognized $150,000 nonrefundable deposit received from Genertec as revenue.

8.	Stock Purchase Agreement

On October 17, 2012, Dais Analytic Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an investor, Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”).Pursuant to the terms and conditions of the SPA, Company agreed to issue the Common Stock and Warrants in three tranches. The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions. Pursuant to terms of the Offering, officers of the Company and the Investor have signed lock-up agreements restricting the sale of Common Stock. The Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants.

On December 28, 2012, Dais Analytic Corporation (the “Company”) amended the SPA, dated October 17, 2012, with Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Investor will purchase up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock. Pursuant to the terms of the SPA, the Investor has purchased $1,750,000 of Common Stock and Warrants and the Company as recorded a common stock payable for an additional amount of $19,255. The amendment requires the Purchaser to purchase the remaining Common Stock and Warrants on or before January 31, 2013.

In 2012, the Company sold and issued, in connection with the SPA, 17,500,000 shares of its common stock to the Investor for $1,750,000. In addition, as part of the purchase it issued the Investor a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

During 2013, in connection with the SPA, the Company sold and issued 492,280 shares to the Investor for $49,228 in cash, of which $19,255 was received in 2012.  In addition, under the terms of this agreement, the Investor also received a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share. The SPA expired, per its terms and conditions, on January 31, 2013. The parties are in discussions to permit the Investor to purchase securities on similar terms and conditions

9.	Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $19,250 for this agreement during each of the three months ended March 31, 2013 and 2012.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $1,250 for this agreement during each of the three months ended March 31, 2013 and 2012.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”) , a company in which a shareholder of the Company holds a position, entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. MG Energy will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized revenue of $29,920 in license fees and $475,287 in product sales relating to this Agreement during the three months ended March 31, 2013.

10.	Change in Fair Value of Warrant Liability

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

For the Three Months Ended March 31,
2012

Exercise price	$0.25
Market value of stock at end of period	$0.19
Expected dividend rate	N/A
Expected volatility	167% - 174%
Risk-free interest rate	0.19%
Expected life in years	0.70 – 0.84
Shares underlying warrants outstanding classified as liabilities	13,401,333

All warrants issued by the Company other than the above noted warrants are classified as equity.  For the three months ended March 31, 2013 and 2012, the Company recognized a change in the fair value of the warrant liability of $0 and $587,930, respectively.  All of the warrants underlying the warrant liability have expired as of March 31, 2013.

11.	Amortization of Debt Discount on Convertible Note Payable

On March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“financing agreements”) with an investor.In connection with the financing agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the three months ended March 31, 2012 the Company recognized $358,555 as amortization of this debt discount.  The debt discount was fully amortized as of December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2013. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

OVERVIEW

We have developed and patented a nano-structure polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products.

The initial product commercialized by the Company is ConsERV, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV products world-wide. We also have new product applications in various stages of development. We believe that three of these product applications, including an advanced air conditioning system which is projected to be more energy efficient and have lower emissions compared to current HVAC equipment, a sea-water desalination product and an electrical energy storage device, may be brought to market in the foreseeable future if we receive adequate capital funding.

We expect ConsERV™ to continue to be our focused commercial product through 2013 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization.

RECENT DEVELOPMENTS

In April 2013, the U.S. Department of Defense, Navy and the U.S. Department of Energy Advanced Research Projects Agency-Energy (ARPA-E) approved a grant of up to $800,000 to Company for the funding of a project to produce and trial a chilling system, that is operated by directly manipulating water vapor using Company’s selectively permeable membrane made of a nano-structure solid polymer. The grant requires the Company to contribute $200,000 of the proposed total project cost of $1,000,000. The Company will receive the grant amount in phases upon the meeting of certain milestones. The grant will advance our Nano Air technologies toward commercialization.

Joyce Conner-Boyd, was appointed Chief Operating Officer in March of 2013. Prior to accepting this position, she served as Senior Vice President of Vertical Domains for SoftServ Inc. From 1995 to 2010, Ms. Conner-Boyd was employed by HealthPort Technologies, (formerly Smart Document Solutions), in various executive roles specializing in performance improvement and strategic operations.

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ products in largely commercial HVAC equipment with a small amount of revenue coming from sales to distributors for residential HVAC equipment. Sales channels for our ConsERV™ products include original equipment manufacturers (“OEM”), our North and South America licensee, distributors and retailers. We also occasionally license our technology to other strategic partners and sell various prototypes of other product applications that use our polymer technology.

Our near term revenue growth is dependent on sales from (i) the growth of our licensee’s sales in North and South America, (ii) more seasoned independent sales representatives world-wide, (iii) a greater number of independent sales representatives in certain areas, (iv) fulfilling the ventilation needs of the growing “energy consultant” marketplace which work to lower their client’s energy costs and emissions, and (v) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace.

As a result of the License and Supply Agreement with MG Energy LLC, however, we anticipate both revenue and cost of goods sold for the second quarter of 2013 may decrease when compared to the same period in 2012.  The Company, MG Energy LLC and its independent sales representatives will work to secure orders for ConsERV™ products, including but not limited to “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community. We are also working to create license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels world-wide.

During the three months ended March 31, 2013 and 2012, four customers accounted for approximately 94% (77% of revenue is from an affiliate) and 67% of revenues, respectively

COST OF SALES

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

Our cost of sales may fluctuate due to a number of factors, including, but not limited to:

•	A change in key suppliers or the prices that they charge for the fundamental components of our ConsERV™ products;

•	An increase in the labor resources needed to produce or expand the production of our ConsERV™ products;

•	Commercialization of new product applications of our polymer technology;

•	Continued technological improvements in key materials or configuration(s) to reduce our ‘per unit’ cost structure; and

•	Additional outsourcing of our manufacturing and assembly processes with strategic partners to reduce our ‘per unit’ cost structure.

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

Results of Operations

Summary of Three Months Ended March 31, 2013 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2013	2012

Revenues	$620,042	$1,039,483
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$486,593	$683,137
Percentage of revenues	78.5%	65.7%
Research and development expenses, net grant revenue	$114,329	$91,598
Percentage of revenues	18.4%	8.8%
Selling, general and administrative expenses	$325,371	$434,765
Percentage of revenues	52.5%	41.8%
Interest expense	$0	$77,786
Percentage of revenues	0.0%	7.5%
Change in fair value of warrant liability (gain)	$0	$(587,930)
Percentage of revenues	0.0%	56.6%
Amortization of discount on convertible note payable	$0	$358,555
Percentage of revenues	0.0%	34.5%
Net loss	$(306,149)	$(18,383)
Percentage of revenues	49.4%	1.8%

REVENUES: Total revenues for the three months ended March 31, 2013 and 2012 were $620,042 and $1,039,486, respectively, a decrease of $419,444 or 40.4%. The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC, our licensee.  The decrease in revenues during 2013 is also attributed to the recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec and the CAST agreements during the three months ended March 31, 2012.

COST OF GOODS SOLD: Cost of goods sold decreased $196,544 to $486,593 and represented 79% of revenues, for the three months ended March 31, 2013 compared to $683,137 or 66% of revenues for the three months ended March 31, 2012. Gross profit margin decreased from 34.3% in 2012 to 21.5% in 2013. The decrease in the cost of goods sold and the gross profit margin were due to transitioning ConsERV™ system sales to our licensee in North and South America.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE: Research and development expenses, net of grant revenue, of $114,329 for the three months ended March 31, 2013 increased from $91,598 for the same period ended March 31, 2012. The increase was primarily additional monies spent to advance Nanoclear™ towards commercialization without offsetting grant revenues earned during the three months ended March 31, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $325,371 for the three months ended March 31, 2013 decreased $109,394 from $434,765 in the same period of 2012 or 25.2%. The decrease was primarily due to a decrease in stock based compensation.

INTEREST EXPENSE: Interest expense was $0 for the three months ended March 31, 2013 compared to $77,786 for the same period of 2012. The decrease was primarily due to the repayment of debt during 2012.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable decreased to $0 for the three months ended March 31, 2013 compared to $358,555 for the same period ended March 31, 2012. The decrease was due to the related note payable reaching maturity in the first quarter 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased for the three months ended March 31, 2013 to $0 from a gain of $587,930 in the prior period ended March 31, 2012 due to the expiration of the underlying warrants, which expired during the first quarter of 2013.

NET LOSS: Net loss for the three months ended March 31, 2013 increased by $287,766 to $306,149 from $18,383 for the three months ended March 31, 2012. The increase in net loss is primarily due to the decrease in the change in the fair value of the warrant liability and decrease in revenues as discussed above.

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

We will be dependent upon our existing cash of $18,174 at March 31, 2013, product sales and any additional debt and equity issuances to finance our operations through the next 12 months, including other contractual obligations of approximately $75,093 as of March 31, 2013. We plan to raise additional capital in the amount of approximately $8.9 million, net of expenses, during the next eighteen months in order to secure new patents for innovative applications of our core technology, purchase equipment, and fund our working capital requirements in accordance with our existing plans through September 2014. This additional capital could be provided by a successful completion of an offering of equity securities or by entering into licensing agreements. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of March 31, 2013, the Company has an accumulated deficit of $38,257,976, negative working capital of $63,326 and a stockholders’ deficit of $3,180,352. The Company used $283,854 and provided $6,964 of cash in operations during the three months ended March 31, 2013 and 2012, respectively, which was funded by proceeds from licensing and equity financings. There are no assurances that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

On October 17, 2012, Dais Analytic Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an investor, Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”).Pursuant to the terms and conditions of the SPA, Company agreed to issue the Common Stock and Warrants in three tranches. The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions. Pursuant to terms of the Offering, officers of the Company and the Investor have signed lock-up agreements restricting the sale of Common Stock. The Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants.

On December 28, 2012, Dais Analytic Corporation (the “Company”) amended the SPA, dated October 17, 2012, with Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Investor will purchase up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock. Pursuant to the terms of the SPA, the Investor has purchased $1,750,000 of Common Stock and Warrants and the Company as recorded a common stock payable for an additional amount of $19,255. The amendment requires the Purchaser to purchase the remaining Common Stock and Warrants on or before January 31, 2013.

In 2012, the Company sold and issued, in connection with the SPA, 17,500,000 shares of its common stock to the Investor for $1,750,000. In addition, as part of the purchase it issued the Investor a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

During 2013, in connection with the SPA, the Company sold and issued 492,280 shares to the Investor for $49,228 in cash, of which $19,255 was received in 2012. In addition, under the terms of this agreement, the Investor also received a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share. The SPA expired, per its terms and conditions, on January 31, 2013. The parties are in discussions to permit the Investor to purchase securities on similar terms and conditions.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2013	2012
Cash flows (used) provided by operating activities	$(283,854)	$6,964
Cash flows used in investing activities	(22,095)	(12,709)
Cash flows provided (used) by financing activities	29,973	(4,650)

Net decrease in cash and cash equivalents	$(275,976)	$(10,395)

Cash and cash equivalents as of March 31, 2013 was $18,174 compared to $294,150 as of December 31, 2012. Cash is primarily used to fund our working capital requirements.

As of March 31, 2013, the Company had a working capital deficit of $63,326 compared to $245,365 of working capital as of December 31, 2012. During the three months ended March 31, 2013 we used approximately $284,000 of cash from our operations, used approximately $16,300 in support of patent applications and patent issuances and provided approximately $30,000 of proceeds from the issuance of common stock.

Net cash used by operating activities was approximately $284,000 for the three months ended March 31, 2013 compared to approximately $7,000 of cash provided by operations for the same period in 2012.

Net cash used in investing activities was approximately $22,100 for the three months ended March 31, 2013 compared to approximately $12,700 for the same period in 2012. During the three months ended March 31, 2103, we used cash for the patents and the purchase of property and equipment.

Net cash provided by financing activities was approximately $30,000 for the three months ended March 31, 2013 compared to cash used by financing activities of approximately $4,700 for the same period in 2012. During the three months ended March 31, 2013, we received net proceeds of approximately $30,000 from the issuance of common stock.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, the Company has not made any changes to our internal control processes.

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

During the three months ended March 31, 2013, the Company issued the following equity securities.

On February 22, 2013, in connection with a private offering, the Company sold and issued 492,280 shares to one purchaser for $49,228 in cash. In addition, under the terms of the private placement offering, the Equity Investor also received a warrant to purchase 123,070 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

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

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 15, 2013	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ JUDITH C. NORSTRUD
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)