Form 10-Q
period 2013-06-30
DAIS ANALYTIC CORP
filed 2013-08-13
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________to___________

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

There were 59,359,034 shares of the Registrant’s $0.01 par value common stock outstanding as of August 13, 2013.

Dais Analytic Corporation

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$94,170	$294,150
Accounts receivable, net (including related party receivables of $107,207 and $0
at June 30, 2013 and December 31, 2012, respectively)	236,980	512,842
Inventory	254,013	292,443
Prepaid expenses and other current assets	53,126	45,945
Total Current Assets	638,289	1,145,380

Property and equipment, net	84,123	95,557

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $165,099 and
$153,350 at June 30, 2013 and December 31, 2012, respectively	129,419	107,230
Total Other Assets	131,699	109,510

TOTAL ASSETS	$854,111	$1,350,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$98,459 and $82,195 at June 30, 2013 and December 31, 2012, respectively	$524,514	$559,946
Accrued compensation and related benefits	-	10,000
Accrued expenses, other	173,616	140,975
Current portion of deferred revenue	149,518	189,094
Total Current Liabilities	847,648	900,015

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,559,349	1,484,739
Deferred revenue, net of current portion	1,833,364	1,894,627
Total Long-Term Liabilities	3,392,713	3,379,366

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,767,097 and 55,274,817
shares issued and 55,509,884 and 55,017,604 shares outstanding, respectively	557,672	552,749
Common stock payable	149,915	19,255
Capital in excess of par value	36,519,756	35,723,001
Accumulated deficit	(39,341,481)	(37,951,827)
	(2,114,138)	(1,656,822)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(3,386,250)	(2,928,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$854,111	$1,350,447

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE:
Sales	$477,950	$628,515	$1,047,572	$1,647,498
License fees	50,419	20,500	100,839	41,000
	528,369	649,015	1,148,411	1,688,498

COST OF GOODS SOLD	351,184	508,962	832,147	1,192,099

GROSS MARGIN	177,185	140,053	316,264	496,399

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$0, $0, $0 and $67,240, respectively	206,784	143,396	326,742	234,994
Selling, general and administrative expenses	1,058,907	527,573	1,384,238	962,338
TOTAL OPERATING EXPENSES	1,265,691	670,969	1,710,980	1,197,332

LOSS FROM OPERATIONS	(1,088,506)	(530,916)	(1,394,716)	(700,933)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	-	(911,922)	-	(1,499,852)
Amortization of discount on convertible note payable	-	-	-	358,555
Other income	(5,000)	-	(5,000)	-
Interest expense	-	81,529	-	159,315
Interest income	-	(20)	(62)	(65)
TOTAL OTHER EXPENSE (INCOME)	(5,000)	(830,413)	(5,062)	(982,047)

NET (LOSS) INCOME	$(1,083,506)	$299,497	$(1,389,654)	$281,114

NET (LOSS) INCOME PER COMMON SHARE, BASIC	$(0.02)	$0.01	$(0.02)	$0.01
NET (LOSS) INCOME PER COMMON SHARE, DILUTED	$(0.02)	$0.01	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC	55,767,097	37,774,817	55,595,751	37,774,817
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, DILUTED	55,767,097	38,401,551	55,595,751	38,747,761

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Common	Capital in			Total
	Common Stock		Stock	Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

Issuance of common stock for cash	492,280	4,923	130,660	44,305	-	-	179,888

Stock based compensation	-	-	-	752,450	-	-	752,450

Net loss	-	-	-	-	(1,389,654)	-	(1,389,654)

Balance, June 30, 2013	55,767,097	$557,672	$149,915	$36,519,756	$(39,341,481)	$(1,272,112)	$(3,386,250)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,389,654)	$281,114
Adjustments to reconcile net (loss) income to net cash and cash equivalents used by operating activities:
Depreciation and amortization	28,549	17,042
Write off of deferred offering costs	-	10,163
Stock based compensation expense	752,450	83,168
Change in fair value of warrant liability	-	(1,499,852)
Increase (decrease) in allowance for doubtful accounts	8,698	(18,223)
Amortization of deferred loan costs	-	23,224
Amortization of discount on convertible note payable	-	358,555
(Increase) decrease in:
Accounts receivable	267,164	353,535
Other receivables	-	73,648
Inventory	38,430	67,043
Prepaid expenses and other assets	(7,181)	(84,238)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,791)	338,701
Accrued compensation and related benefits	64,610	41,834
Deferred revenue	(100,839)	(257,459)
Net cash used by operating activities	(340,564)	(211,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(33,493)	(4,905)
Purchase of property and equipment	(5,811)	-
Net cash used by investing activities	(39,304)	(4,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	-	50,000
Issuance of common stock	179,888	-
Net cash provided by financing activities	179,888	50,000

Net decrease in cash and cash equivalents	(199,980)	(166,650)

Cash and cash equivalents, beginning of period	294,150	262,740

Cash and cash equivalents, end of period	$94,170	$96,090

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$343
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Revaluation of common stock issued for services	$-	$105,000

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation
Notes to Financial Statements Three and Six Months Ended June 30, 2013
(Unaudited)

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

The accompanying financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2013.

2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of June 30, 2013, the Company has an accumulated deficit of $39,341,481, negative working capital of $209,359 and a stockholders’ deficit of $3,386,250. The Company used $340,564 and $211,745 of cash in operations during the six months ended June 30, 2013 and 2012, respectively, which was funded by proceeds from product sales and equity financings. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.   Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2013 and 2012, (b) the financial position at June 30, 2013 and December 31, 2012, and (c) cash flows for the six month periods ended June 30, 2013 and 2012, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution. The Company's non-interest bearing cash balances were fully insured at June 30, 2013.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $11,274 and $2,576 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, three customers accounted for approximately 90% of the balance of accounts receivable.

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

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $5,300 and $7,400 for the three months ended June 30, 2013 and 2012, respectively. Patent amortization expense was approximately $11,300 and $11,800 for the six months ended June 30, 2013 and 2012, respectively. Total patent amortization expense for the next five years is estimated to be approximately $24,000 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three and six month periods ended June 30, 2013.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. During the six months ended June 30, 2013 and 2012, four customers accounted for approximately 90% (73% of revenue is from a related party) and 61% of revenues, respectively.

In certain instances, our ConsERV product carries a warranty for two years for all parts contained therein with the exception of the energy recovery ventilator core which, in such circumstances, may carry a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $93,000 for future warranty expenses at June 30, 2013 and December 31, 2012.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $50,400 and $20,500 from license agreements for the three months ended June 30, 2013 and 2012, respectively. The Company recognized revenue of $100,800 and $41,000 from license agreements for the six months ended June 30, 2013 and 2012, respectively.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the six months ended June 30, 2013. There were no awards granted during the six months ended June 30, 2012.

Six Months Ended June 30, 2013
Dividend rate	0%
Risk free interest rate	2.03% – 2.20%
Expected term	10 years
Expected volatility	177%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of the Company’s and a peer Company’s historical activity.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. Stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. During the six months ended June 30, 2013 the Company issued 168,000 options valued at $19,105 for consulting services rendered. During the six months ended June 30, 2012, the Company did not issue any non-employee stock based compensation.

The fair value of stock options issued to consultants during the six months ended June 30, 2013 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2 years; Estimated volatility 165%; Risk-free interest rate: 0.26%; Dividend yield: 0%.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and six months ended June 30, 2013, the Company incurred research and development costs of approximately $206,800 and $326,700 respectively. For the three and six months ended June 30, 2012, the Company incurred research and development costs of approximately $143,400 and $302,200, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and six months ended June 30, 2012, the Company recorded approximately $0 and $67,200, respectively, in grant proceeds against research and development expenses on the statement of operations. For the three and six months ended June 30, 2013, the Company did not receive any grant proceeds.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $300 at June 30, 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For each of the three and six months ended June 30, 2013, the Company had 36,881,319 potentially dilutive common shares that were not included in the computation of income (loss) per share. For the three and six months ended June 30, 2012, the Company had 53,864,169 and 55,463,847 potentially dilutive common shares that were not included in the computation of income (loss) per share.

The following sets forth the computation of basic and diluted net (loss) earnings per common share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(1,083,506)	$299,497	$(1,389,654)	$281,114
Denominator:
Weighted average basic shares outstanding	55,767,097	37,774,817	55,595,757	37,774,817
Stock options	—	626,734	—	972,944
Weighted average fully diluted shares outstanding	55,767,097	38,401,551	55,595,757	38,747,761
Net (loss) income per common share - basic	$(0.02)	$0.01	$(0.02)	$0.01
Net (loss) income per common share - diluted	$(0.02)	$0.01	$(0.02)	$0.01

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

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments may be considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether fair value of warrants issued is required to be classified as equity or as a derivative liability.

Recent accounting pronouncements - Recent accounting pronouncements issued by FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.   Accrued Expenses, other

Accrued expenses, other consist of the following:

	June 30, 2013	December 31, 2012
Accrued expenses, other	$67,373	$29,946
Accrued registration rights penalty	-	5,000
Accrued warranty costs	93,043	92,829
Contractual obligation	13,200	13,200
	$173,616	$140,975

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is currently $4,066 per month. The Company recognized rent expense of approximately $12,200 and $11,400 during the three months ended June 30, 2013 and 2012, respectively. The Company recognized rent expense of approximately $24,400 and $22,800 during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, $97,835 and $82,195, respectively, were included in accounts payable for amounts owed for rent.

The Company also has accrued compensation due to the Chief Executive Officer and other employees for deferred salaries earned and unpaid as of June 30, 2013 and December 31, 2012 of $1,559,349 and $1,494,739, respectively. The Company determined that total accrued compensation should be classified as a long term liability, as the Company does not believe it will be repaid within the next year.

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

The average fair value of options granted at market value during six months ended June 30, 2013 was $0.15 per option. There were no options awarded during the six months ended June 30, 2012. There were no options exercised during the six months ended June 30, 2013 and 2012.

The following summarizes the information relating to outstanding stock options activity with employees during 2013 and 2012:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Awarded	5,168,000	$0.17
Expired/Forfeited	(703,333)	$0.11
Outstanding at June 30, 2013	23,111,999	$0.26	6.68	$477,116
Exercisable at June 30, 2013	21,801,997	$0.27	6.40	$376,145

Stock compensation expense was approximately $727,700 and $752,500 for the three and six months ended June 30, 2013, respectively, and $41,600 and $83,200 for the three and six months ended June 30, 2012, respectively. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was approximately $640,200 and $194,300, respectively.

As of June 30, 2013, there was approximately $248,400 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $63,100, $84,600, $74,700 and $26,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2013, and for the fiscal years ending 2014, 2015 and 2016, respectively.

The following table represents our non vested share-based payment activity with employees, directors and consultants for the six months ended June 30, 2013:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2012	1,235,555	$0.16
Granted	5,168,000	$0.15
Vested	(4,301,333)	$-
Forfeited	(360,970)	$-
Nonvested options - June 30, 2013	1,741,252	$0.11

Warrants

At June 30, 2013, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Expiration Year

Warrants-Financing	7,000,000	2.73	$0.34	2016
Warrants-Ehrenberg	250,000	.10	$0.30	2013
Warrants-Consulting Agreement	825,000	1.27	$0.30	2014 – 2015
Warrants-Note Conversions	2,302,538	1.80	$0.39	2014 – 2015
Warrants-Stock Purchases	6,218,840	3.73	$0.33	2014 – 2017
Warrants-Services	400,000	1.56	$0.50	2015
	16,996,378

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

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the six months ended June 30, 2012, we terminated the Genertec agreement and recognized $150,000 nonrefundable deposit received from Genertec as revenue.

8.   Stock Purchase Agreement

On October 17, 2012, Dais Analytic Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an investor, Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”). Pursuant to the terms and conditions of the SPA, Company agreed to issue the Common Stock and Warrants in three tranches. The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions. Pursuant to terms of the Offering, officers of the Company and the Investor have signed lock-up agreements restricting the sale of Common Stock. The Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants.

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

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. Subsequent to June 30, 2013, the Company issued 1,499,150 in settlement of the common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes and to investigate and establish a China PRC company.

9.     Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $19,250 for this agreement during each of the three months ended June 30, 2013 and 2012. The Company recognized revenue of approximately $38,500 for this agreement during each of the six months ended June 30, 2013 and 2012.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $1,250 for this agreement during each of the three months ended June 30, 2013 and 2012. The Company recognized revenue of approximately $2,500 for this agreement during each of the six months ended June 30, 2013 and 2012.

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized revenue of $29,920 in license fees and $316,791 in product sales relating to this Agreement during the three months ended June 30, 2013. The Company recognized revenue of $59,839 in license fees and $792,078 in product sales relating to this Agreement during the six months ended June 30, 2013.

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

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012

Exercise price	$0.25	$0.25
Market value of stock at end of period	$0.10	$0.10
Expected dividend rate	0%	0%
Expected volatility	183% - 191%	183% - 191%
Risk-free interest rate	0.16%	0.16%

All warrants issued by the Company other than the above noted warrants are classified as equity. For the three months ended June 30, 2013 and 2012, the Company recognized a change in the fair value of the warrant liability of $0 and $911,922, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized a change in the fair value of the warrant liability of $0 and $1,499,852, respectively.

11.  Amortization of Debt Discount on Convertible Note Payable

On March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“financing agreements”) with an investor. In connection with the financing agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the six months ended June 30, 2012 the Company recognized $358,555 as amortization of this debt discount. The debt discount was fully amortized as of December 31, 2012.

12.  Commitments

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

On June 11, 2013, effective as of March 11, 2013, the Company entered into an Employment Agreement with Ms. Joyce Conner-Boyd in connection with her appointment as Chief Operating Officer (the "Executive"). The term of the Agreement shall initially be for one year until March 11, 2014 but shall be automatically renewed on each anniversary of the effective date for an additional year unless either the Company or the Executive delivers a written termination at least 60 days before any anniversary.

The Executive shall receive a salary of $120,000 per annum. After the completion of an offering of the Company’s common stock greater than $2 million to an investor who, at the time of the investment, does not own or control shares in the Company, the Executive’s salary shall be increased to $160,000 per annum.

The Agreement provided that within ninety days of the effective date, the Company shall grant the Executive, pursuant to the terms and conditions of Company’s 2009 Incentive Compensation Plan (the "2009 Plan"), an option to purchase up to 1,250,000 shares of Company’s common stock. Such option was granted on June 11, 2013 at $0.16 per share, the fair market value of Company’s common stock on the date of the option grant, as determined in accordance with the terms of the 2009 Plan. An option to purchase 312,500 shares of the Company’s common stock shall vest on the effective date with the remaining options to purchase 937,500 shares of the Company’s common stock vesting ratably over a three year period on the first, second and third anniversary of the effective date provided the Executive is employed by Company on each vesting date.

If the Executive’s employment is terminated (i) by the Company, without Cause (as defined in the Agreement) or terminated for other similar reasons described in the Agreement, or (ii) by the Executive for Good Reason (as defined in the Agreement), the Executive will be entitled to receive 50% of the Executive’s then-current annual base salary, in equal payments over six months, and immediate vesting of the Executive’s stock options pursuant to the terms and conditions of the 2009 Plan.

13.  Subsequent Events

On July 15, 2013, the Company issued, pursuant to a Stock Purchase Agreement with one private investor (the “Investor”), 2,350,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $235,000. With the issuance of the common stock, the Company issued warrants to purchase 587,500 shares of the Company’s common stock at $0.50 per share. The Warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes.

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. Subsequent to June 30, 2013, the Company issued 1,499,150 in settlement of the common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes.

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

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2013. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD- LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

OVERVIEW

We have developed and patented a nano-structure polymer technology, Aqualyte™, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products.

We are commercializing our innovative Aqualyte™ family of nano-structured materials and processes focusing on evolutionary or disruptive air, energy and water applications. The uses include:

•
ConsERV™, a commercially available engineered energy recovery ventilator (an HVAC product) useful for efficient management of ventilation air’s temperature and moisture content using the energy found in the outgoing ‘stale’ air stream to pre-condition the incoming fresh air often saving energy, CO2 and allowing for equipment downsizing;

•
NanoAir™, a beta-stage water-based, no fluorocarbon producing refrigerant cooling cycle useful to replace the existing gas based compression cooling cycle in most all forms of air conditioning and refrigeration saving a projected 50% in energy and CO2;

•	NanoClear™, a beta-stage method for treating contaminated water (sea, waste, industrial) to provide up to 1,000 times cleaner potable water; and
•
NanoCap™, which holds promise to use the Aqualyte™ family to form a disruptive non-chemical energy storage device (an ultra capacitor) when completed for use in transportation, renewable energy and ‘smart grid’ configurations.

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

During the second quarter of 2013 we completed the design, build and production of a pilot wastewater treatment device (based on the Company’s NanoClear™ process), located near a Pasco County, Florida municipal wastewater treatment facility. The NanoClear™ unit began to produce clean water from contaminate wastewater and will undergo rigorous testing and monitoring. The project was undertaken to showcase the functionality of Dais’ Aqualyte™ nano-materials and novel process in harsh wastewater uses over existing products for the cleaning of contaminated water.

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

As a result of the License and Supply Agreement with MG Energy LLC, however, we anticipate both revenue and cost of goods sold for the third quarter of 2013 may decrease when compared to the same period in 2012. The Company, MG Energy LLC and its independent sales representatives will work to secure orders for ConsERV™ products, including but not limited to “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community.

We are also working to create license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels world wide outside of North and South America.

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex.

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

Stock compensation expense was approximately $727,700 and $752,500 for the three and six months ended June 30, 2013, respectively. For the six months ended June 30, 2013, the Company issued 5,168,000 common stock options to six employees and directors and one consultant at strike prices ranging from $0.15-$0.18 per share with a term of 2-10 years.

During the six months ended June 30, 2013, the Company implemented a new streamlined organization with new employees in key roles, including a new Chief Operating Officer. The structure was designed to better capitalize on our core competency in the nano-materials area, allow wider distribution of ConsERV™ products to other parts of the world and place heavy emphasis on moving new applications to commercialization.

Results of Operations

Summary of Three Months Ended June 30, 2013 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended June 30,
	2013	2012

Revenues	$528,369	$649,015
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$351,184	$508,962
Percentage of revenues	66.5%	78.4%
Research and development expenses, net grant revenue	$206,784	$143,396
Percentage of revenues	39.1%	22.1%
Selling, general and administrative expenses	$1,058,907	527,573
Percentage of revenues	200.4%	81.3%
Interest expense	$0	$81,529
Percentage of revenues	0.0%	12.6%
Change in fair value of warrant liability (gain)	$0	$(911,922)
Percentage of revenues	0.0%	140.5%
Net (loss) income	$(1,083,506)	$299,497
Percentage of revenues	205.1%	46.1%

REVENUES: Total revenues for the three months ended June 30, 2013 and 2012 were $528,369 and $649,015, respectively, a decrease of $120,646 or 18.6%. The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC, our licensee.

COST OF GOODS SOLD: Cost of goods sold decreased $157,778 to $351,184 and represented 66.5% of revenues, for the three months ended June 30, 2013 compared to $508,962 or 78.4% of revenues for the three months ended June 30, 2012. Gross profit margin increased from 21.5% in 2012 to 33.5% in 2013. The increase in the gross profit margin is primarily the result of an increase in our sale of materials and ConsERV cores.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE: Research and development expenses of $206,784 for the three months ended June 30, 2013 increased from $143,396 for the same period ended June 30, 2012. The increase was primarily attributable to resources expended to advance Nanoclear™ towards commercialization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,058,907 for the three months ended June 30, 2013 increased $531,334 from $527,573 in the same period of 2012 or 100.7%. The increase was primarily due to an increase in stock based compensation of $669,000.

INTEREST EXPENSE: Interest expense was $0 for the three months ended June 30, 2013 compared to $81,529 for the same period of 2012. The decrease was primarily due to the repayment of debt during 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased to $0 for the three months ended June 30, 2013 from a gain of $911,922 in the prior period ended June 30, 2012. In the first quarter of 2013, all warrants or provisions providing for price resets have expired so as to no longer be classified in accordance with FASB ASC 815-10-15. Therefore, no warrant liability was recorded for the three months ended June 30, 2013.

NET LOSS: Net loss for the three months ended June 30, 2013 increased by $1,383,003 to $1,083,506 from net income of $299,497 for the three months ended June 30, 2012. The increase in net loss is primarily due to the increase in selling, general and administrative expense, the decrease in the change in the fair value of the warrant liability and the decrease in revenues as discussed above.

Summary of Six Months Ended June 30, 2013 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Six Months Ended June 30,
	2013	2012

Revenues	$1,148,411	$1,688,498
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$832,147	$1,192,099
Percentage of revenues	72.5%	70.6%
Research and development expenses, net grant revenue	$326,742	$234,994
Percentage of revenues	28.5%	13.9%
Selling, general and administrative expenses	$1,384,238	962,338
Percentage of revenues	120.5%	57.0%
Interest expense	$0	$159,315
Percentage of revenues	0.0%	9.4%
Change in fair value of warrant liability (gain)	$0	$(1,499,852)
Percentage of revenues	0.0%	88.8%
Amortization of discount on convertible note payable	$0	$358,555
Percentage of revenues	0.0%	21.2%
Net (loss) income	$(1,389,654)	$281,114
Percentage of revenues	121.0%	16.6%

REVENUES: Total revenues for the six months ended June 30, 2013 and 2012 were $1,148,411 and $1,688,498, respectively, a decrease of $540,087 or 32%. The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC, our licensee and recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec  agreement during the six months ended June 30, 2012.

COST OF GOODS SOLD: Cost of goods sold decreased $359,952 to $832,147 and represented 72.5% of revenues for the six months ended June 30, 2013 compared to $1,192,099 or 70.6% of revenues for the six months ended June 301, 2012. Gross profit margin decreased from 29.3% in 2012 to 27.5% in 2013. The decrease in the cost of goods sold and the gross profit margin were due to transitioning ConsERV™ system sales to our licensee in North and South America.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE: Research and development expenses, net of grant revenues, of $326,742 for the six months ended June 30, 2013 increased from $234,994 for the same period ended June 30, 2012. The increase was primarily attributable to resources expended to advance Nanoclear™ towards commercialization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,384,238 for the six months ended June 30, 2013 increased $421,900 from $962,338 in the same period of 2012 or 43.8%. The increase was primarily due to the increase in stock based compensation of $650,178 partially offset by the decreases in payroll expenses of approximately $137,000 and professional fees of approximately $73,000.

INTEREST EXPENSE: Interest expense was $0 for the six months ended June 30, 2013 compared to $159,315 for the same period of 2012. The decrease was due to the repayment of debt during 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased for the six months ended June 30, 2013 to $0 from a gain of $1,499,852 in the prior period ended June 30, 2012. In the first quarter of 2013, all warrants or provisions providing for price resets have expired so as to no longer be classified in accordance with FASB ASC 815-10-15. Therefore, no warrant liability was recorded for the six months ended June 30, 2013.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable decreased to $0 for the six months ended June 30, 2013 compared to $358,555 for the same period ended June 30, 2012. The decrease was due to the related note payable reaching maturity in the first quarter 2012.

NET LOSS: Net loss for the six months ended June 30, 2013 increased by $1,670,768 to $1,389,654 from net income of $281,114 for the six months ended June 30, 2012. The increase in net loss is primarily due to the increase in selling, general and administrative expense, the decrease in the change in the fair value of the warrant liability and the decrease in revenues as discussed above.

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

We will be dependent upon our existing cash of $94,170 at June 30, 2013, product sales, government grants and any additional debt and equity issuances to finance our operations through the next 12 months, including other contractual obligations of approximately $55,916 as of June 30, 2013. We plan to raise additional capital during the next eighteen months in order to secure new patents for innovative applications of our core technology, purchase equipment and fund our working capital requirements in accordance with our existing plans through September 2014. This additional capital could be provided by a successful completion of an offering of equity securities or by entering into licensing agreements. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of June 30, 2013, the Company has an accumulated deficit of $39,341,481, negative working capital of $209,359 and a stockholders’ deficit of $3,386,250. The Company used $340,564 and $211,745 of cash in operations during the six months ended June 30, 2013 and 2012, respectively, which was funded by proceeds from licensing and equity financings. There are no assurances that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

On October 17, 2012, Dais Analytic Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with an investor, Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Company will offer up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock (such offer being the “Offering”). Pursuant to the terms and conditions of the SPA, Company agreed to issue the Common Stock and Warrants in three tranches. The Warrants are exercisable for 60 months beginning on the date of their issuance. The warrants have an exercise price of $0.30, and are subject to standard anti-dilution adjustments for stock splits and other subdivisions. Pursuant to terms of the Offering, officers of the Company and the Investor have signed lock-up agreements restricting the sale of Common Stock. The Investor does not have any registration rights with respect to the Common Stock or Warrants. No underwriter or placement agent was used in the sale of the Common Stock or Warrants.

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

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. Subsequent to June 30, 2013, the Company issued 1,499,150 in settlement of the common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes and to investigate and establish a China PRC company.

On July 15, 2013, the Company issued, pursuant to a Stock Purchase Agreement with one private investor (the “Investor”), 2,350,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $235,000. With the issuance of the common stock, the Company issued warrants to purchase 587,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2013	2012

Cash flows used by operating activities	$(340,564)	$(211,745)
Cash flows used in investing activities	(39,304)	(4,905)
Cash flows provided by financing activities	179,888	50,000

Net decrease in cash and cash equivalents	$(199,980)	$(166,650)

Cash and cash equivalents as of June 30, 2013 was $94,170 compared to $294,150 as of December 31, 2012. Cash is primarily used to fund our working capital requirements.

As of June 30, 2013, the Company had a working capital deficit of $209,359 compared to $245,365 of working capital as of December 31, 2012. During the six months ended June 30, 2013 we used approximately $341,000 of cash from our operations, used approximately $39,300 in support of patent applications, patent issuances and fixed asset purchases and provided approximately $180,000 of proceeds from the issuance of common stock.

Net cash used by operating activities was approximately $341,000 for the six months ended June 30, 2013 compared to the use of approximately $212,000 of cash for the same period in 2012. Net cash used in operations was due to our net loss of approximately $1,390,000 partially offset by the non-cash stock based compensation of approximately $752,000 and a decrease in accounts receivable of approximately $267,000.

Net cash used in investing activities was approximately $39,300 for the six months ended June 30, 2013 compared to approximately $5,000 for the same period in 2012. During the six months ended June 30, 2103, we used cash for the patents and the purchase of property and equipment.

Net cash provided by financing activities was approximately $180,000 for the six months ended June 30, 2013 compared to cash provided by financing activities of $50,000 for the same period in 2012. During the six months ended June 30, 2013, we received net proceeds of approximately $180,000 from the issuance of common stock or a common stock payable.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2013, the Company has not made any changes to our internal control processes.

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

During the three months ended June 30, 2013, the Company issued the following equity securities.

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

DAIS ANALYTIC CORPORATION (Registrant)

Date: August 13, 2013	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judith C. Norstrud
Date: August 13, 2013		Judith C. Norstrud Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)