Form 10-Q/A
period 2013-06-30
DAIS ANALYTIC CORP
filed 2013-08-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Dais Analytic Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 13, 2013 (the “Form 10-Q”), is to update Exhibit 101 for printer update errors in accordance with Rule 405 of Regulation S-T. Exhibit 101 this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

DAIS ANALYTIC CORPORATION (Registrant)

Date: August 14, 2013	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Judith C. Norstrud
Date: August 14, 2013		Judith C. Norstrud Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)