Form 10-Q
period 2013-09-30
DAIS ANALYTIC CORP
filed 2013-11-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

There were 59,859,034 shares of the Registrant’s $0.01 par value common stock outstanding as of November 14, 2013.

Dais Analytic Corporation

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$41,250	$294,150
Accounts receivable, net (including related party receivables of $121,643 and $0 at September 30, 2013 and December 31, 2012, respectively)	200,103	512,842
Other receivables	50,876	-
Inventory	217,243	292,443
Prepaid expenses and other current assets	53,072	45,945
Total Current Assets	562,544	1,145,380

Property and equipment, net	73,184	95,557

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $165,099 and $170,548 at September 30, 2013 and December 31, 2012, respectively	134,158	107,230
Total Other Assets	136,438	109,510

TOTAL ASSETS	$772,166	$1,350,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $110,657 and $82,195 at September 30, 2013 and December 31, 2012, respectively	$527,367	$559,946
Accrued compensation and related benefits	-	10,000
Accrued expenses, other	122,660	140,975
Current portion of deferred revenue	122,352	189,094
Total Current Liabilities	772,379	900,015

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,592,654	1,484,739
Deferred revenue, net of current portion	1,803,445	1,894,627
Total Long-Term Liabilities	3,396,099	3,379,366

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,116,247 and 55,274,817 shares issued and 59,859,034 and 55,017,604 shares outstanding, respectively	601,164	552,749
Common stock payable	-	19,255
Capital in excess of par value	36,943,124	35,723,001
Accumulated deficit	(39,668,488)	(37,951,827)
	(2,124,200)	(1,656,822)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(3,396,312)	(2,928,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$772,166	$1,350,447

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE:
Sales	$300,709	$828,969	$1,348,281	$2,476,467
License fees	57,086	20,500	157,924	61,500
	357,795	849,469	1,506,205	2,537,967

COST OF GOODS SOLD	229,595	518,166	1,061,763	1,707,554

GROSS MARGIN	128,200	331,303	444,442	830,413

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of
$91,310, $0, $91,310 and $67,240, respectively	94,638	192,749	421,360	427,743
Selling, general and administrative expenses	373,737	418,696	1,757,974	1,383,106
Impairment of fixed assets	-	62,288	-	62,288
TOTAL OPERATING EXPENSES	468,375	673,733	2,179,334	1,873,137

LOSS FROM OPERATIONS	(340,175)	(342,430)	(1,734,892)	(1,042,724)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	-	(108,633)	-	(1,608,486)
Amortization of discount on convertible note payable	-	-	-	358,555
Other income	(13,200)	-	(18,200)	-
Interest expense	31	94,893	-	254,208
Interest income	-	-	(31)	(65)
TOTAL OTHER EXPENSE (INCOME)	(13,169)	(13,740)	(18,231)	(995,788)

NET LOSS	$(327,006)	$(328,690)	$(1,716,661)	$(46,936)

NET LOSS PER COMMON SHARE, BASIC	$(0.01)	$(0.01)	$(0.03)	$(0.00)
NET LOSS PER COMMON SHARE, DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND FULLY DILUTED	58,309,755	37,774,817	56,510,360	37,774,817

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Common	Capital in			Total
	Common Stock		Stock	Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

Issuance of common stock for cash	4,841,430	48,415	(19,255)	435,729	-	-	464,889

Stock based compensation	-	-	-	784,394	-	-	784,394

Net loss	-	-	-	-	(1,716,661)	-	(1,716,661)

Balance, September 30, 2013	60,116,247	$601,164	$-	$36,943,124	$(39,668,488)	$(1,272,112)	$(3,396,312)

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,716,661)	(46,936)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	44,936	46,550
Stock based compensation expense	784,394	111,149
Change in fair value of warrant liability	-	(1,608,486)
Increase (decrease) in allowance for doubtful accounts	62,636	(22,195)
Impairment of equipment	-	62,288
Write off of deferred offering costs	-	55,164
Amortization of deferred loan costs	-	30,224
Amortization of discount on convertible note payable	-	358,555
(Increase) decrease in:
Accounts receivable	250,103	270,616
Other receivables	(50,876)	53,806
Inventory	75,200	91,802
Prepaid expenses and other assets	(7,127)	(51,515)
Increase (decrease) in:
Accounts payable and accrued expenses	(50,894)	279,678
Accrued compensation and related benefits	97,915	11,251
Deferred revenue	(157,924)	(277,959)
Net cash used by operating activities	(668,298)	(636,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(43,680)	(24,739)
Purchase of property and equipment	(5,811)	(6,000)
Net cash used by investing activities	(49,491)	(30,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	-	2,050,000
Payments on notes payable, related party	-	(1,565,000)
Issuance of common stock	464,889	-
Net cash provided by financing activities	464,889	485,000

Net decrease in cash and cash equivalents	(252,900)	(181,747)

Cash and cash equivalents, beginning of period	294,150	262,740

Cash and cash equivalents, end of period	$41,250	$80,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$210,066
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Revaluation of common stock issued for services	$-	$105,000
Loan costs paid with note payable, related party	$-	$15,000

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2013.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of September 30, 2013, the Company has an accumulated deficit of $39,668,488, negative working capital of $209,835 and a stockholders’ deficit of $3,396,312. The Company used $668,298 and $636,008 of cash in operations during the nine months ended September 30, 2013 and 2012, respectively, which was funded by net proceeds from product sales and equity financings. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.
We are currently holding preliminary discussions with parties who are interested in becoming distribution partners for current or future products, by licensing or purchasing the rights to distribute the Company’s products, or providing equity or debt financing to further the Company’s business model outside of the Company’s current core market in North and South America.

2.
We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and anticipated faster channel penetration for the Company’s products.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure licensing or royalty fees, additional financing or investment adequate to pay our outstanding debt and fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2013 and 2012, (b) the financial position at September 30, 2013 and December 31, 2012, and (c) cash flows for the nine month periods ended September 30, 2013 and 2012, have been made.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution. The Company's non-interest bearing cash balances were fully insured at September 30, 2013.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $65,212 and $2,576 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, three customers accounted for approximately 99.9% of the balance of accounts receivable.

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

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 15 years. Patent amortization expense was approximately $5,500 and $7,700 for the three months ended September 30, 2013 and 2012, respectively. Patent amortization expense was approximately $16,800 and $19,500 for the nine months ended September 30, 2013 and 2012, respectively. Total patent amortization expense for the next five years is estimated to be approximately $22,400 per year.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three and nine month periods ended September 30, 2013.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. During the nine months ended September 30, 2013 two customers accounted for approximately 86% (79% of revenue is from a related party) and during the nine months ended September 30, 2012, four customers accounted for approximately 63% of revenues.

In certain instances, our ConsERV product carries a warranty for two years for all parts contained therein with the exception of the energy recovery ventilator core which, in such circumstances, may carry a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $93,000 for future warranty expenses at September 30, 2013 and December 31, 2012.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of approximately $57,100 and $20,500 from license agreements for the three months ended September 30, 2013 and 2012, respectively. The Company recognized revenue of approximately $157,900 and $61,500 from license agreements for the nine months ended September 30, 2013 and 2012, respectively.

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

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the nine months ended September 30, 2013. There were no awards granted during the nine months ended September 30, 2012.

Nine Months Ended September 30, 2013
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

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. Stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. During the nine months ended September 30, 2013 the Company issued 168,000 options valued at $19,105 for consulting services rendered. During the nine months ended September 30, 2012, the Company did not issue any non-employee stock based compensation.

The fair value of stock options issued to consultants during the nine months ended September 30, 2013 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2 years; Estimated volatility 165%; Risk-free interest rate: 0.26%; Dividend yield: 0%.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and nine months ended September 30, 2013, the Company incurred research and development costs of approximately $185,900 and $512,700 respectively. For the three and nine months ended September 30, 2012, the Company incurred research and development costs of approximately $192,700 and $495,000, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and nine months ended September 30, 2013 the Company recorded approximately $91,300 and $91,300, respectively, in grant proceeds against research and development expenses on the statement of operations. For the three and nine months ended September 30, 2012, the Company recorded approximately $0 and $67,000, respectively, in grant proceeds against research and development expenses on the statement of operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For each of the three and nine months ended September 30, 2013, the Company had 40,127,582 potentially dilutive common shares that were not included in the computation of income (loss) per share. For the three and nine months ended September 30, 2012, the Company had 55,505,342 potentially dilutive common shares that were not included in the computation of income (loss) per share.

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

4. Accrued Expenses, other

Accrued expenses, other consist of the following:

	September 30, 2013	December 31, 2012

Accrued expenses, other	$29,135	$29,946
Accrued registration rights penalty	-	5,000
Accrued warranty costs	93,525	92,829
Contractual obligation	-	13,200
	$122,660	$140,975

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is currently $4,066 per month. The Company recognized rent expense of approximately $12,200 and $11,400 during the three months ended September 30, 2013 and 2012, respectively. The Company recognized rent expense of approximately $36,600 and $34,200 during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, $110,033 and $82,195, respectively, were included in accounts payable for amounts owed for rent.

The Company also has accrued compensation due to the Chief Executive Officer and other employees for deferred salaries earned and unpaid as of September 30, 2013 and December 31, 2012 of $1,592,654 and $1,494,739, respectively. The Company determined that total accrued compensation should be classified as a long term liability, as the Company does not believe it will be repaid within the next year.

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

The average fair value of options granted at market value during nine months ended September 30, 2013 was $0.15 per option. There were no options awarded during the nine months ended September 30, 2012. There were no options exercised during the nine months ended September 30, 2013 and 2012.

The following summarizes the information relating to outstanding stock options activity with employees during 2013 and 2012:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Awarded	5,168,000	$0.17
Expired/Forfeited	(1,521,416)	$0.27
Outstanding at September 30, 2013	22,293,916	$0.26	5.91	$0
Exercisable at September 30, 2013	20,679,748	$0.27	5.67	$0

Stock compensation expense was approximately $31,900 and $784,400 for the three and nine months ended September 30, 2013, respectively, and $28,000 and $111,100 for the three and nine months ended September 30, 2012, respectively. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was approximately $780,980 and $83,700, respectively.

As of September 30, 2013, there was approximately $216,500 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $31,200, $84,600, $74,700 and $26,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2013, and for the fiscal years ending 2014, 2015 and 2016, respectively.

The following table represents our non vested share-based payment activity with employees for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2012	1,235,555	$0.16
Granted	5,168,000	$0.15
Vested	(4,436,750)	$0.14
Forfeited	(352,637)	$-

Nonvested options – September 30, 2013	1,614,168	$0.12

Warrants

At September 30, 2013, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Expiration Year

Warrants-Financing	7,000,000	2.48	$0.34	2016
Warrants-Consulting Agreement	825,000	1.02	$0.30	2014 – 2015
Warrants-Note Conversions	2,302,538	1.55	$0.39	2014 – 2015
Warrants-Stock Purchases	7,306,128	3.20	$0.35	2014 – 2018
Warrants-Services	400,000	1.31	$0.50	2015
	17,833,666

7. Terminated Sales Agreements

On August 21, 2009, we entered into an Exclusive Distribution Agreement with Genertec America, under which we are to supply and Genertec was to to distribute, on an exclusive basis, three of our nanotechnology-based membrane products and related products in Greater China, including mainland China, Hong Kong, Macau and Taiwan. The agreement provided that during the initial five year term of the agreement, Genertec will order and purchase these products in the aggregate amount of $200 million. A minimum quantity of said products is to be purchased by Genertec during each contract year of the initial term.

In April of 2010, the Company entered into a technical and sales agreement with CAST Systems Control Technology Co., Ltd. (“CAST”) and Genertec with a value of up to approximately $48 million over a twelve month period. Under the terms of the Agreement, the Company will supply to CAST, through Genertec, key system components of its nanotechnology clean water process.

During 2011, Genertec expressed a desire to limit its participation in this endeavor as they find NanoAir and NanoClear to have engineering requirements they are not best suited to undertake. During the nine months ended September 30, 2012, we terminated the Genertec and CAST agreements and recognized $150,000 nonrefundable deposit received from Genertec as revenue.

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

On December 28, 2012, Dais Analytic Corporation (the “Company”) amended the SPA, dated October 17, 2012, with Green Valley International Investment Management Company Limited (the “Investor”) pursuant to which the Investor may purchase up to $7.0 million of the Company’s common stock, $0.01 par value per share (the “Common Stock”), and warrants (the “Warrants”) to purchase up to 17,500,000 shares of Common Stock

In 2012, the Company sold and issued, in connection with the SPA, 17,500,000 shares of its common stock to the Investor for $1,750,000. In addition, as part of the purchase it issued the Investor a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $.30 per share.

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

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. During the nine months ended September 30, 2013, the Company issued 1,499,150 shares of common stock in settlement of the aforementioned common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes and to investigate and establish a China PRC company.

During the nine months ended September 30, 2013, the Company issued, pursuant to a Stock Purchase Agreement with a private investor (the “Investor”), 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The Warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes.

9. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $900 and $19,250 for this agreement during each of the three months ended September 30, 2013 and 2012, respectively. The Company recognized revenue of approximately $39,400 and $57,750 for this agreement during each of the nine months ended September 30, 2013 and 2012, respectively.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $1,250 for this agreement during each of the three months ended September 30, 2013 and 2012. The Company recognized revenue of approximately $3,750 for this agreement during each of the nine months ended September 30, 2013 and 2012.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), a company in which a shareholder of the Company holds a position, entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. MG Energy will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized revenue of $29,920 in license fees and $283,324 in product sales relating to this Agreement during the three months ended September 30, 2013. The Company recognized revenue of $89,758 in license fees and $1,075,402 in product sales relating to this Agreement during the nine months ended September 30, 2013.

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

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Exercise price	$0.25	$0.25
Market value of stock at end of period	$0.10	$0.10
Expected dividend rate	0%	0%
Expected volatility	221% - 240%	221% - 240%
Risk-free interest rate	0.10%	0.10%

All warrants issued by the Company other than the above noted warrants are classified as equity. For the three months ended September 30, 2013 and 2012, the Company recognized a change in the fair value of the warrant liability of $0 and $108,633, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized a change in the fair value of the warrant liability of $0 and $1,608,486, respectively. In the first quarter of 2013, all such warrants or provisions providing for price resets expired.

11. Amortization of Debt Discount on Convertible Note Payable

On March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note and patent security agreement (“financing agreements”) with an investor. In connection with the financing agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the nine months ended September 30, 2012 the Company recognized $358,555 as amortization of this debt discount. The debt discount was fully amortized as of December 31, 2012.

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

On June 11, 2013, effective as of March 11, 2013, the Company entered into an Employment Agreement with Ms. Joyce Conner-Boyd in connection with her appointment as Chief Operating Officer (the Executive). The term of the Agreement shall initially be for one year until March 11, 2014 but shall be automatically renewed on each anniversary of the effective date for an additional year unless either the Company or the Executive delivers a written termination at least 60 days before any anniversary.

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

OVERVIEW AND CURRENT DEVELOPMENTS

We have developed and patented a nano-structure polymer technology, Aqualyte™, which is being commercialized in products based on the functionality of these materials. The Company is commercializing its innovative Aqualyte™ family of nano-structured materials and processes focusing on evolutionary or disruptive air, energy and water applications. The uses include:

•
ConsERV™, a commercially available engineered energy recovery ventilator (an HVAC product) useful for efficient management of ventilation air’s temperature and moisture content using the energy found in the outgoing ‘stale’ air stream to pre-condition the incoming fresh air often saving energy, CO2 and allowing for equipment downsizing;

•
NanoAir™, an alpha -stage water-based, no fluorocarbon producing refrigerant cooling cycle useful to replace the existing gas based compression cooling cycle in most all forms of air conditioning and refrigeration saving a projected 50% in energy and CO2;

•	NanoClear™, an early beta --stage method for treating contaminated water (sea, waste, industrial) to provide nearly 1,000 times cleaner potable water; and

•
NanoCap™, which holds promise to use the Aqualyte™ family to form a disruptive non-chemical energy storage device (an ultra capacitor) when completed for use in transportation, renewable energy and ‘smart grid’ configurations.

The initial product commercialized using the firm’s Aqualyte™ materials is ConsERV™, an energy recovery ventilator. Our primary focus at this time is to expand the marketing and sales of our Aqualyte™ materials and products world-wide. We also have new product applications centered around the Aqualyte™ materials and processes in various stages of development. We believe that three of these product applications - including an advanced air conditioning system which is projected to be more energy efficient and have lower emissions compared to current HVAC equipment, a sea-water desalination product and an electrical energy storage device - may be brought to market in the foreseeable future with channel partners and made faster if we receive adequate capital funding.

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex, which includes technology designed to address China’s air quality issues (PM2.5). Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage.

We expect Aqualyte™ materials and products to continue to be our focused commercial products through 2014 with a growing emphasis on moving the development of international sales channel for ConsERV™ and selling materials for NanoClear™ water projects. NanoAir™ and NanoCap™ technologies needing more early development (which may be partially funded by government grants) will be the ‘second wave’ of uses being sold by Dais and its distribution channels.

During the second quarter of 2013 we completed the design, build and production of a pilot wastewater treatment device (based on the Company’s NanoClear™ process), located near a Pasco County, Florida municipal wastewater treatment facility. The NanoClear™ unit began to produce clean water from contaminated wastewater and has (and will) continue to undergo rigorous testing and monitoring. The project was undertaken to showcase the functionality of Dais’s Aqualyte™ nano-materials and novel process in harsh wastewater uses over existing products for the cleaning of contaminated water. The project shows, via third party testing, contamination in water is reduced to nearly the ‘parts per billion’ level while current water standards allow for impurities measured in ‘parts per million’.1
________________________
1 Based on independent water sample testing commissioned by Dais to the Pasco County Utilities Environmental Laboratory, and TestAmerica, Tampa Florida USA. October 2013

REVENUES

Currently, we generate our revenues primarily from the sale of our Aqualyte™ materials fashioned into an heat exchanger for ConsERV™ applications largely in commercial HVAC equipment with a small amount of revenue coming from newer distributors, and selling materials, or prototype products made from our materials to include original equipment manufacturers (“OEM”), our North and South America ConsERV™ Licensee, distributors and retailers. Aqualyte™ products used as an heat exchanger often reduces energy usage in HVAC equipment.

Our near term revenue growth is dependent on sales from (i) the growth of our licensee’s ConsERV™ sales in North and South America, (ii) more seasoned independent sales representatives and distributors world-wide, and (iii) from the Company’s own ‘customer direct’ sales activities, all of which focus on the sale of product primarily into the commercial user marketplace.

As a result of the License and Supply Agreement with MG Energy LLC, however, we anticipate both revenue and cost of goods sold for the fourth quarter of 2013 may decrease when compared to the same period in 2012. The Company, MG Energy LLC and its independent sales representatives will work to secure orders for ConsERV™ products, including but not limited to “core only” sales from HVAC equipment manufacturers and from distribution firms servicing the equipment needs of the HVAC installer community.

We are also working to create license/supply relationships with HVAC or ERV OEMs preferably having a dominant presence in existing direct related sales channels world-wide outside of North and South America.

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex, which includes technology designed to address China’s air quality issues (PM2.5). Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. In April 2013, the U.S. Department of Defense, Navy and the U.S. Department of Energy Advanced Research Projects Agency-Energy (ARPA-E) approved a grant of up to $800,000 to Company for the funding of a project to produce and trial a chilling system, that is operated by directly manipulating water vapor using Company’s selectively permeable membrane made of a nano-structure solid polymer. The grant requires the Company to contribute $200,000 of the proposed total project cost of $1,000,000. The Company receives the grant amount in phases upon the meeting of certain milestones. The grant will advance our Nano Air technologies toward commercialization.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our Aqualyte™ products.

We have created an efficient supply chain made up of independent third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, it would create a delay in production.

Our cost of sales may fluctuate due to a number of factors, including, but not limited to:

•      A change in key suppliers or the prices that they charge for the fundamental components of our Aqualyte™ materials and products;

•      An increase in the labor resources needed to produce or expand the production of our Aqualyte™ products;

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

•
Additional infrastructure needed to support the expanded commercialization of our Aqualyte™ materials and related products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

•	The fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

During the nine months ended September 30, 2013, the Company implemented a new streamlined organization with new employees in key roles, including a new Chief Operating Officer. The structure was designed to better capitalize on our core competency in the nano-materials area, allow wider distribution of ConsERV™ products to other parts of the world and place heavy emphasis on moving new applications to commercialization.

Results of Operations

Summary of Three Months Ended September 30, 2013 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Three Months Ended September 30,
	2013	2012

Revenues	$357,795	$849,469
Percentage of revenues	100.0%	100.0%
Cost of goods sold	$229,595	$518,166
Percentage of revenues	64.2%	61.0%
Research and development expenses, net grant revenue	$94,638	$192,749
Percentage of revenues	26.5%	22.7%
Selling, general and administrative expenses	$373,737	$418,696
Percentage of revenues	104.5%	49.3%
Impairment of fixed assets	$0	$62,288
Percentage of revenues	0.0%	7.3%
Other income	$13,200	$0
Percentage of revenues	3.7%	0.0%
Interest expense	$31	$94,893
Percentage of revenues	0.0%	11.2%
Change in fair value of warrant liability (gain)	$0	$(108,633)
Percentage of revenues	0.0%	12.8%
Net loss	$(327,006)	$(328,690)
Percentage of revenues	91.4%	38.7%

REVENUES: Total revenues for the three months ended September 30, 2013 and 2012 were $357,795 and $869,469, respectively, a decrease of $511,674 or 58.8%. The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC, our licensee. Despite the drop in sales, as described below, the change in net income is flat for the three months ended September 30, 2013.

COST OF GOODS SOLD: Cost of goods sold decreased $288,207 to $229,595 and represented 64.2% of revenues, for the three months ended September 30, 2013 compared to $518,166 or 61.0% of revenues for the three months ended September 30, 2012. Gross profit margin decreased from 39% in 2012 to 36% in 2013. The increase in the gross profit margin is primarily the result of the efficiency in the production of the ConsERV™ cores.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE: Research and development expenses of $94,638 for the three months ended September 30, 2013 decreased from $192,749 for the same period ended September 30, 2012. The decrease was primarily attributable to the receipt of $91,310 in grant proceeds during 2013, which partially offset our research and development expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $373,737 for the three months ended September 30, 2013 decreased $44,959 from $418,696 in the same period of 2012 or 10.7%. The decrease was primarily due to a decrease in legal expenses of approximately $49,600.

INTEREST EXPENSE: Interest expense was $31 for the three months ended September 30, 2013 compared to $94,893 for the same period of 2012. The decrease was primarily due to the repayment of debt during 2012 leaving minimal interest-bearing debt on our balance sheet.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased to $0 for the three months ended September 30, 2013 from a gain of $108,633 in the prior period ended September 30, 2012. In the first quarter of 2013, all warrants or provisions providing for price resets have expired so as to no longer be classified in accordance with FASB ASC 815-10-15. Therefore, no warrant liability was recorded for the three months ended September 30, 2013.

NET LOSS: Net loss for the three months ended September 30, 2013 decreased by $1,684 to $327,006 from a net loss of $328,690 for the three months ended September 30, 2012.

Summary of Nine Months Ended September 30, 2013 Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations and certain of such data expressed as a percentage of revenues:

	Nine Months Ended September 30,
	2013	2012

Revenues	$1,506,205	$2,537,967
Percentage of revenues	100.00%	100.0%
Cost of goods sold	$1,061,763	$1,707,554
Percentage of revenues	70.50%	67.3%
Research and development expenses, net grant revenue	$421,360	$427,743
Percentage of revenues	16.60%	16.90%
Selling, general and administrative expenses	$1,757,974	$1,383,106
Percentage of revenues	116.70%	57.00%
Impairment of fixed assets	$0	$62,288
Percentage of revenues	0.00%	2.50%
Interest expense	$0	$254,208
Percentage of revenues	0.00%	10.00%
Change in fair value of warrant liability (gain)	$0	$(1,608,486)
Percentage of revenues	0.00%	63.40%
Amortization of discount on convertible note payable	$0	$358,555
Percentage of revenues	0.00%	14.10%
Net loss	$(1,716,661)	$(46,936)
Percentage of revenues	114.00%	1.80%

REVENUES: Total revenues for the nine months ended September 30, 2013 and 2012 were $1,506,205 and $2,537,967, respectively, a decrease of $1,031,762 or 41%. The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC, our licensee and recognition of the $150,000 nonrefundable deposit related to the termination of the Genertec and the CAST agreements during the nine months ended September 30, 2012.

COST OF GOODS SOLD: Cost of goods sold decreased $645,791 to $1,061,763 and represented 70.5% of revenues for the nine months ended September 30, 2013 compared to $1,707,554 or 67.3% of revenues for the nine months ended September 301, 2012. Gross profit margin decreased from 33% in 2012 to 30% in 2013. The decrease in the cost of goods sold and the gross profit margin were due to transitioning ConsERV™ system sales to our licensee in North and South America.

RESEARCH AND DEVELOPMEN EXPENSES, NET OF GRANT REVENUE: Research and development expenses, net of grant revenues, of $421,360 for the nine months ended September 30, 2013 decreased slightly from $427,743 for the same period ended September 30, 2012. The decrease was primarily attributable to $91,310 of grant revenues received in 2013 compared to $67,240 received in 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $1,757,974 for the nine months ended September 30, 2013 increased $374,868 from $1,383,106 in the same period of 2012 or 27.1%. The increase was primarily due to the increases in stock based compensation of $654,141 and bad debt expense of approximately $70,280, which were partially offset by the decreases in payroll expenses of approximately $184,500 and professional fees of approximately $126,500.

INTEREST EXPENSE: Interest expense was $0 for the nine months ended September 30, 2013 compared to $254,208 for the same period of 2012. The decrease was due to the repayment of debt during 2012.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability decreased for the nine months ended September 30, 2013 to $0 from a gain of $1,608,486 in the prior period ended September 30, 2012. In the first quarter of 2013, all warrants or provisions providing for price resets have expired so as to no longer be classified in accordance with FASB ASC 815-10-15. Therefore, no warrant liability was recorded for the nine months ended September 30, 2013.

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable decreased to $0 for the nine months ended September 30, 2013 compared to $358,555 for the same period ended September 30, 2012. The decrease was due to the related note payable reaching maturity in the first quarter 2012.

NET LOSS: Net loss for the nine months ended September 30, 2013 increased by $1,669,725 to $1,716,661 from a net loss of $46,936 for the nine months ended September 30, 2012. The increase in net loss is primarily due to the increase in selling, general and administrative expense including, but not limited to, $654,141 increase in non cash stock based compensation, a decrease in the change in the fair value of the warrant liability from a gain of $1,608,486 for the period ended September 30, 2012 to $0 for the period ended September 30, 2013 and a decrease in revenues as discussed above.

Liquidity and Capital Resources

The Company finances its operations primarily through sales of its Aqualyte™ materials and products made from Aqualyte™ materials, focusing on selling foreign distribution agreements for ConsERV™, entering into a royalty bearing License and Supply arrangement, small sales of of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have achieved profitability in only one year since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs. Furthermore, should we achieve our goal of selling Aqualyte™ materials and products made from Aqualyte™ materials into water applications we may be net cash flow positive. Our profitability will require the successful sales growth and more rapid commercialization of our Aqualyte™ materials and products made from Aqualyte™ materials. No assurances can be given when this will occur.

The Company is currently pursuing the following sources of short and long-term working capital:

1.
We are currently holding preliminary discussions with parties who are interested in becoming distribution partners for current or future products, by licensing or purchasing the rights to distribute the Company’s products, or providing equity or debt financing to further the Company’s business model outside of the Company’s current core market in North and South America.

2.
We are seeking growth capital from certain strategic and/or government (grant) related sources. In addition to said capital, these sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and anticipated faster channel penetration for the Company’s products.

Any future financing may result in dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing and distribution arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

We will be dependent upon our existing cash of $41,250 at September 30, 2013, product sales, government grants, licensing, distribution arrangements and any additional debt and equity issuances to finance our operations through the next 12 months, including other contractual obligations of approximately $46,100 as of September 30, 2013. We plan to raise additional capital during the next eighteen months in order to finance additional growth of the Company, which includes secure new patents for innovative applications of our core technology, purchase equipment and fund our working capital requirements in accordance with our existing plans through September 2014. This additional capital could be provided by a successful completion of an offering of equity securities or by entering into licensing and/or distribution agreements. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of September 30, 2013, the Company has an accumulated deficit of $39,668,488, negative working capital of $209,835 and a stockholders’ deficit of $3,396,312. The Company used $668,298 and $636,008 of cash in operations during the nine months ended September 30, 2013 and 2012, respectively, which was funded by proceeds from licensing and equity financings. There are no assurances that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

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

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. During the nine months ended September 30, 2013, the Company issued 1,499,150 in settlement of the aforementioned common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes and to investigate and establish a China PRC company.

During the nine months September 30, 2013, the Company issued, pursuant to a Stock Purchase Agreement with a private investor (the “Investor”), 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2013	2012

Cash flows used by operating activities	$(668,298)	$(636,008)
Cash flows used in investing activities	(49,491)	(30,739)
Cash flows provided by financing activities	464,889	485,000

Net decrease in cash and cash equivalents	$(252,900)	$(181,747)

Cash and cash equivalents as of September 30, 2013 was $41,250 compared to $294,150 as of December 31, 2012. Cash is primarily used to fund our working capital requirements.

As of September 30, 2013, the Company had a working capital deficit of $209,835 compared to $245,365 of working capital as of December 31, 2012. During the nine months ended September 30, 2013 we used approximately $668,300 of cash from our operations, used approximately $49,500 in support of patent applications, patent issuances and fixed asset purchases and provided approximately $464,900 of proceeds from the issuance of common stock.

Net cash used by operating activities was approximately $668,300 for the nine months ended September 30, 2013 compared to the use of approximately $636,000 of cash for the same period in 2012. Net cash used in operations was due to our net loss of approximately $1,716,700 partially offset by the non-cash stock based compensation of approximately $784,400 and a decrease in accounts receivable of approximately $250,100.

Net cash used in investing activities was approximately $49,500 for the nine months ended September 30, 2013 compared to approximately $30,700 for the same period in 2012. During the nine months ended September 30, 2103, we used cash for the patents and the purchase of property and equipment.

Net cash provided by financing activities was approximately $464,900 for the nine months ended September 30, 2013 compared to cash provided by financing activities of $485,000 for the same period in 2012. During the nine months ended September 30, 2013, we received net proceeds of approximately $464,900 from the issuance of common stock or a common stock payable.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2013, the Company has not made any changes to our internal control processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued the following equity securities.

During 2013, the Company received $149,915 from an investor under another SPA entered into on May 31, 2013, towards the purchase of common stock at $0.10 per share. During the nine months ended September 30, 2013, the Company issued 1,499,150 in settlement of the common stock payable. With the issuance of the common stock, the Company issued warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes and to investigate and establish a China PRC company. The foregoing securities were issued in reliance upon the exemption from registration pursuant to Rule 903 of Regulation S.

During the nine months ended September 30, 2013, the Company issued, pursuant to a Stock Purchase Agreement with a private investor (the “Investor”), 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions. The proceeds from the sale of the securities shall be used for working capital purposes. The issuance was not a public offering based upon the following factors: (i) the issuance of the securities was an isolated private transaction offered to a single accredited investor; (ii) there was no public solicitation; (iii) the investment intent of the offeree; and (iv) the restriction on transferability of the securities issued. There was no underwriter used in the transaction. The proceeds from the private offering will be used for the repayment of an unsecured note, working capital and general corporate expenses. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Rule 903 of Regulation S.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 14, 2013	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ JUDITH C. NORSTRUD
Judith C. Norstrud
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)