Form 10-K
period 2013-12-31
DAIS ANALYTIC CORP
filed 2014-03-31
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from__________to__________

Commission file number: 000-53554

DAIS ANALYTIC CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1760865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11552 Prosperous Drive, Odessa, Florida	33556
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,381,907 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2014, the Registrant had 101,109,034 outstanding shares of its common stock, $0.01 par value.

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

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;
●	our ability to achieve and maintain profitability;
●	the price volatility of the common stock;
●	the historically low trading volume of the common stock;
●	our ability to produce, manage and fund our growth;
●	our ability to attract and retain qualified personnel;
●	unanticipated litigation;
●	our ability to do business overseas;
●	our ability to compete with current and future competitors;
●	the ability of our licensees to sell our products;
●	our ability to obtain additional financing;
●	general economic and business conditions;
●	other risks and uncertainties included in the section of this document titled “Risk Factors”; and
●	other factors discussed in our other filings made with the Commission.

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

ITEM 1. BUSINESS.

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

Recent Developments

Securities Purchase Agreement with Soex (Hong Kong) Industry & Investment Co., Ltd.

On January 21, 2014, we entered into a Securities Purchase Agreement with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“SOEX”), pursuant to which we agreed to sell 37.5 million shares of our common stock, $0.01 par value per share (the “Common Stock”), for $1.5 million, at $0.04 per share pursuant to Regulation S. We received the $1.5 million from SOEX on March 3, 2014 and have issued the 37.5 million shares of Common Stock to the Investor.

We will use the proceeds from the sale of the Common Stock for working capital, business development and as registered capital in an entity, which we are expected to be the majority owner (the “China Subsidiary”), to be incorporated in China with SOEX. Upon formation of this entity, SOEX shall provide additional funds to the China Subsidiary, to be negotiated and agreed upon between the Company and SOEX and as needed to fund the China Subsidiary including, but not limited to funds to secure and pay personnel and build the required facilities and infrastructure to sell our ConsERV and Aqualyte materials products in China.

Initial ConsERV™ Order on Installation in China

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. We believe sales in China are our best route to increased sales and profitability.

License and Supply Agreement with MG Energy LLC

In October of 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”). Pursuant to the agreement, effective October 26, 2012, we licensed certain intellectual property and improvements thereto to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. MG Energy also agreed to purchase its requirements of certain products including, but not limited to, our ConsERV™ energy recovery ventilator cores from us for MG Energy’s use, pursuant to the terms and conditions of the agreement. As a result of this agreement, we expected both revenue and costs of goods sold to decrease beginning in the first quarter of 2013. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system. Under the agreement, MG Energy retired the US $2,000,000 Secured Promissory Note, dated July 13, 2012, including all interest accrued thereon, issued by the us to Michael Gostomski (the “Investor”), who assigned the Secured Promissory Note. This retirement is nonrefundable and noncreditable. Pursuant to this Agreement, MG Energy has also agreed to pay a royalty on the net sales price on products sold using our intellectual property. MG Energy then entered into a sublicense with Multistack, LLC. Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at December 31, 2013, has an ownership interest in both MG Energy and Multistack, LLC. For the year ended December 31, 2013, Multistack, LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from Multistack, LLC were approximately 63% of total accounts receivable.

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

NanoAir™
Water Based packaged HVAC system or “NanoAir”: We expect this application, when development is completed, would function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional refrigerant loop based heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. On January 23, 2013, the U.S. Department of Defense and the U.S. Department of Energy approved an ARPA-E grant of up to $800,000 to the Company for the funding of a project to developing an energy-efficient, compact dehumidification system utilizing a polymer membrane that allows moisture to pass through. The grant is conditioned upon the Company contributing $200,000 of the proposed total project cost of $1,000,000 and the project will be completed on April 30, 2014.

NanoClear™
Water Clean-up or “NanoClear”: We expect that this application, when development is completed, would function to remove quantities of salt and other impurities from water to produce potable water using an environmentally friendly design that would use less energy and be less expensive than most other current methods. We have developed a series of functional demonstration units which highlight the basics of how this system works using the Company’s nano-structured materials to produce potable water from a number of types of contaminated water streams. The information accumulated from the demonstration units was used as the basis for the product’s next inflexion point: the buildup of a pilot plant installed at a local County waste water treatment facility. The pilot plant is operational, and the NanoClear application is currently in beta stage where it is being subject to further testing and scaling.

NanoCap™
Ultra-capacitor: Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy similar to a battery with projected increases in energy density and lifetimes. We believe the key application for such a device would be in transportation. We have not invested significant resources to date in the development of this application beyond the prototype stage.

Other
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

Patents
We own the rights to eleven U.S. patents, one Chinese patent, one U.S. patent applications, two divisional applications and four Patent Cooperation Treaty (“PCT”) applications. National stage applications based on one of the PCT applications have resulted in a patent being issued in both the U.S. and China with further applications pending in Europe and Hong Kong. National stage applications based on the second and third PCT applications have been filed in the U.S. and China and a national stage application based on the fourth PCT application has been filed in the U.S.. Divisional applications based on one of the above mentioned PCT applications have been filed in China and Hong Kong. In addition, we co-own one PCT application with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on the co-owned PCT application has resulted in one U.S. patent with applications pending in China and Hong Kong. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

●
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

●
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

●	Unique surface characteristic: The materials offer a surface characteristic that we believe inhibits the growth of bacteria, fungus and algae and prevents adhesives from attaching.

Intellectual Property
As stated above, we own eleven U.S. patents, one Chinese patent and co-own one additional U.S patent. Said patents include patents covering the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the “Risk Factors” Section. A list of our existing patents follows:

1.	Patent No. 6,841,601– Cross-linked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and expires on or about March 12, 2022.

2.	Patent No. 6,413,298 – Water and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and expires on or about July 27, 2020.

3.	Patent No. 6,383,391 – Water and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and expires on or about July 27, 2020.

4.	Patent No. 6,110,616 – Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and expires on or about January 29, 2018.

5.	Patent No. 5,679,482 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1997 and expires on or about October 20, 2014.

6.	Patent No. 5,468,574 – Fuel Cell incorporating novel ion-conducting membrane. This patent was issued on October 21, 1995 and expires on or about May 22, 2014.

7.	Patent No. 7,179,860 – Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and expires on or about March 11, 2022.

8.	Patent No. 7,990,679 – Nanoparticle Ultra Capacitor. This patent was issued on August 2, 2011 and expires on or about November 22, 2029.

9.	U.S. Patent No. 8,222,346B2 -Novel Coblock Polymers and Method for Making Same. This patent was issued on July 17, 2012 and expires on or about September 28, 2027.

10.	U.S. Patent no. 8500960B- Multi Phase Selective Transport Through A Membrane. This patent was issued on August 6, 2013 and expires February 23, 2030.

11.	U.S. Patent No. 8586637- Stable and Compatible Polymer Blends. This patent was issued November 19, 2013 and expires October 28, 2029.

12.	U.S. Patent No. 8470007- Enhanced HVAC Systems and Methods. This patent was issued June 25, 2013 and expires September 25, 2027.

13.	China Patent No. ZL2008009211.4- Multi Phase Selective Transport Through a Membrane. This patent was issued March 27, 2013 and expires January 22, 2028

We have provisional and patent applications in the following areas: Anionic Exchange Electrolyte Polymers, Energy Storage Devices, Enthalpy Core Applications and Construction, and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO 2011/085917 - Energy Storage Devices Including a solid Multilayer Electrolyte
2.	WO/2008/089484 - Multiphase Selective Transport Through a Membrane
3.	WO2011/085186 - Anionic Exchange Electrolyte Polymer Membranes
4.	WO/2009/002984 - Stable and Compatible Polymer Blends*
5.	WO2012/033827 A1 - Fluid Treatment Systems and Methods of Using Selective Transfer Membranes
___________
* Patent applications jointly owned with Aegis Biosciences, LLC.

Patents may or may not be granted on any of the above applications. As noted above, some of these applications are jointly owned with Aegis Biosciences, LLC. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by entering into confidentiality agreements with our current and prospective strategic partners and employees.

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

For the year ended December 31, 2013, one customer, Multistack LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from this customer were approximately 63% of total accounts receivable. For the year ended December 31, 2012, four customers accounted for approximately 60% (four customers represented the following percentages of sales 6%, 7%, 8%, and 39%) of the Company’s total revenue. At December 31, 2012, amounts due from these customers was approximately 57% of total accounts receivable.

Research and Development
Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2013 and 2012, the Company incurred research and development costs of approximately $676,100 and $521,100, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the years ended December 31, 2013 and 2012, the Company recorded approximately $181,000 and $67,200, respectively, in grant proceeds against research and development expenses on the statements of operations.

Key Relationships
We have strategic relationships with leaders in the energy industry who have entered into sales, marketing, distribution and product development arrangements with us and, in some cases, hold equity in our Company. They include:

ConsERV™ – Sales and Marketing Strategies
In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. As a result of this agreement, we expected both revenue and costs of goods sold to decrease starting with the first quarter of 2013. We are to receive a royalty on any sale by MGE and its sublicensees of product containing our technology in energy recovery ventilators. In addition, as part of the license agreement, MGE and any sublicensees are to purchase certain energy recovery ventilator components from us. In February 2013, MGE’s sublicensee commenced marketing, manufacturing and selling ConsERVTM in North and South America. We are currently supplying ConsERVTM cores to them in accordance with the License and Supply Agreement.

We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, aside from our relationship with SOEX, we are discussing relationships for use of our ConsERVTM products in other applications outside of energy recovery ventilation world-wide.

Future Products – Sales and Marketing Strategies
Our intended sales and marketing strategy will require us to create alliances with companies having strong, existing channel presence in the target industries. We intend to bring industry seasoned executive talent into the Company at the appropriate time to influence the product’s feature set, and to then to establish and grow the market development and revenue generation of the NanoAir, and NanoClear product. We believe working with Original Equipment Manufacturer's ("OEM") who are industry leaders during development allows us to better address the market’s needs and possibly accelerate the time to market cycle.

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

Employees
As of December 31, 2013, we employed approximately 25 employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Principal Offices
Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A. RISK FACTORS.

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

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Footnotes to our financial statements for the fiscal year ended December 31, 2013, included elsewhere in this filing.

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

We have incurred substantial losses since we were funded in 1993 and have achieved profitability in only one year to date. We have developed a family of nano-structured polymers and processes and are marketing our first product application, ConsERV™. In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We are to receive a royalty on any sale by MGE and its sub-licensees of product containing our technology in energy recovery ventilators (“ConsERV™ Products”). In addition, as part of the license agreement, MGE and any sublicensees are to purchase ConsERV™ Products from us. In January 2013, MGE’s sub-licensee commenced marketing, manufacturing and selling products under the license. We are currently supplying ConsERV™ cores to this sublicensee in accordance with the License and Supply Agreement. We also have sales relationships with entities outside of North and South America for use our ConsERV™ products in energy recovery ventilators in commercial and residential buildings and are actively discussing similar relationships with additional entities. In addition, we are discussing relationships for use of our ConsERV™ products in other applications outside of energy recovery ventilation. However, prior to October of 2012, the majority of our efforts were centered on the North American market and therefore revenues from sales outside of North America have not been material. Thus, we anticipate, least the near future, to be dependent on sales to and royalty payments from the above licensee for the majority for our revenues. The other listed applications in this document may take at least 12 to 36 months to develop. Thus, we expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to expand the ConsERV™ business while working to bring the other identified applications to the market including research and development, design and testing, obtaining third party validations, identifying and securing collaborative partnerships, executing to enter into strategic relationships, or selling materials or value-added components. Furthermore, even if we were to sell a greater number of ConsERV™ products in 2014, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our products to a wider market.

For the year ended December 31, 2013, the Company generated a net loss of $2,121,478 and the Company has incurred significant losses since inception. As of December 31, 2013, the Company has an accumulated deficit of $40,073,305, negative working capital of $515,494 and a stockholders’ deficit of $3,749,512. The Company used $650,184 and $1,167,650 of cash in operations during 2013 and 2012, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company did, however, sell 37,500,000 shares of its common stock in March 2014 for $1,500,000. The Company is currently pursuing the following sources of short and long-term working capital:

Even if we are successful in raising additional equity capital to fund our operations, we will still be required to raise an additional substantial amount of capital in the future to fund our development initiatives and to achieve profitability. Our ability to fund our future operating requirements will depend on many factors, including the following:

●	ability to obtain funding from third parties;
●	progress on research and development programs;
●	time and cost required to gain third party approvals;
●	cost of manufacturing, marketing and distributing our products;
●	cost of filing, prosecuting and enforcing patents, patent applications, patent claims and trademarks;
●	status of competing products; and
●	market acceptance and third-party reimbursement of our products, if successfully developed.

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

In the past we incurred a significant amount of indebtedness to finance our operations and growth. All debt associated with promissory notes has been satisfied. However, in the future, we may need to incur debt to finance our operations and growth and any such indebtedness could result in negative consequences to us, including:

●	increasing our vulnerability to general adverse economic and industry conditions;
●
requiring a portion of our cash flow from operations be used for the payment of interest on any debt we may incur, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
●	limiting our flexibility in planning for, or reacting to, changes in our business;
●	placing us at a competitive disadvantage to competitors who have less indebtedness; and
●	if our assets are pledged under any such debt, the failure to meet the terms and conditions of any such debt instruments, could result in us having no access to our technology.

The economic downturn has affected, and is likely to continue to adversely affect, our operations and financial condition potentially impacting our ability to continue as a going concern.

The economic downturn has resulted in a reduction in new construction and less than favorable credit markets, both of which may adversely affect us. Certain vendors from which we currently secure parts for our ConsERV™ products have and may continue to either reduce or eliminate payment terms. Hence, more capital is required to secure parts necessary to produce our products. In addition, our products are often incorporated in new construction which has experienced a marked down turn in project starts over the past number of years and such trend may continue in 2014. Although the portion of new construction most affected is home sales, which represents a minority of our sales, commercial construction has also experienced a reduction in starts with some projects being delayed and possibly eliminated. If the commercial construction market stagnates or decreases in volume or project size, our operations and financial condition could be negatively impacted. Various measures by the federal and state governments appear to have targeted energy products. ConsERV™ may qualify under said programs and we may potentially benefit. However, when and if we will experience any increase in sales or investment due to these programs is uncertain. As noted above, we intend to continue to finance operations, primarily through license and supply agreements and private sales of debt and equity securities. In light of the recent economic downturn we may not be able to secure additional financing on acceptable terms, if at all. Unfavorable terms for a financing transaction would adversely impact our business, financial condition and/or results of operations. In the event we are unable to secure additional financing our business may fail.

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

Our ability to expand commercial production of our ConsERV™ products is subject to significant uncertainties, including: completion of necessary product automation, developing experience in manufacturing and assembly on a large commercial scale; assuring the availability of raw materials and key component parts from third party suppliers; and developing effective means of marketing and selling our product. We are assembling our ConsERV™ products at our facility in Odessa, Florida. Initial production costs of these products are high with no or a lower than desired profit margin. As a result, we believe we will need to reduce unit production costs, including the nano-structured materials themselves made to our specifications by third parties, over time in order to offer our products at a profitable basis on a commercial scale. Our ability to achieve cost reductions in all areas of nano-structured materials and value added products depends on entering into suitable manufacturing relationships with component suppliers, as well as increasing sales volumes so that we can achieve economies of scale. A failure to achieve a lower cost structure through economies of scale and improvements in engineering and manufacturing in a timely manner would have a material adverse effect on our business and financial results. There can be no assurance that we will obtain higher production levels or that the anticipated sales prices of our products will ever allow an adequate profit margin.

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

Our plans and ability to achieve profitability depend on acceptance by key market participants, such as vendors and marketing partners, and potential end-users of our products. We continue to educate designers and manufacturers, including those of HVAC equipment, with respect to our ConsERV™ product. More generally, the commercialization of our products may also be adversely affected by many factors that are out of our control, including:

●	willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability and functionality of our products;
●	emergence of newer, possibly more effective technologies;
●	future cost and availability of the raw materials and components needed to manufacture and use our products;
●	cost competitiveness of our products; and
●	adoption of new regulatory or industry standards which may adversely affect the use or cost of our products;
●	ability of our licensees to market and sell sufficient quantities of our ConsERV™ product in their respective territories

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

To date, we primarily focused on the sale of ConsERV™ product. We expect that the marketing and sale of the ConsERV product will continue to be conducted by a combination of independent manufactures representatives, licensees, third-party strategic partners, distributors, or OEMs. Consequently, commercial success of our products will depend to a great extent on the efforts of others. We have and intend to continue to enter into additional strategic marketing and distribution agreements or other collaborative relationships to market and sell our nano-structured materials and value added products. However, we may not have identified or established appropriate relationships or be able to identify or establish appropriate relationships in the future. To the extent we have or will in the future enter into these types of relationships, we cannot assure you that the distributors, licensees or OEMs with which we have or will form relationships will focus adequate resources on selling our products or will be successful in selling them. In addition, our chosen third-party distributors, licensees or OEMs have or may require us to provide volume price discounts and other allowances, customize our products or provide other concessions which could reduce the potential profitability of these relationships. To the extent any strategic relationships that we have or may establish in the future are exclusive, we may not be able to enter into other arrangements at a time when the distributor, licensee or OEM with which we have or will form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. Failure to develop sufficient distribution and marketing relationships in our target markets will adversely affect our commercialization schedule and, to the extent we have entered or enter into such relationships, the failure of our distributors, licensees and other third parties to assist us with the marketing and distribution of our products or to meet their monetary obligations to us may adversely affect our financial condition and results of operations.

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

We have begun and intend to continue marketing, distributing and servicing our products on an international basis and expect to derive a significant portion of our revenue in coming years from international sales. If we fail to successfully sell our products internationally, our ability to increase our future revenue and grow our business would be impaired. We have limited experience developing, and no experience manufacturing, our products to comply with the commercial, regulatory and legal requirements of international markets. Our success in those markets will depend on our ability to secure relationships with foreign resellers, establish and operate subsidiaries, or secure joint venture agreements and our ability to manufacture products that meet foreign regulatory and commercial requirements. We anticipate that it will be costly to establish, develop and maintain any international operations should they be required. Any international operations may not be profitable at a given time or from time to time. In addition, our planned international operations could be harmed by a variety of factors, including but not limited to:

●	increased costs associated with maintaining international marketing efforts;
●	compliance with potential United States Department of Commerce export controls;
●	increases in duty rates or other adverse changes in tax laws;
●	trade protection measures and import or export licensing requirements;
●	fluctuations in currency exchange rates;
●	political and economic conditions including but not limited to, any instability in foreign countries;
●
difficulties in securing and enforcing intellectual property rights, foreign (where filed and obtained) or domestic, and time and complexities of vetting and establishing relations with foreign resellers or licensees including, but not limited to, designing, validating and marketing a product geared specifically to a particular market segment;

●
government regulation, other restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

●
restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services, including uncertainty as a result of less friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the products and enforcement of intellectual property rights;

●	business licensing or certification requirements;
●	limitations on the repatriation and investment of funds and foreign currency exchange restrictions and fluctuation;
●	limited fulfillment and infrastructure;
●	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
●	laws and regulations regarding restrictions on pricing or discounts;
●	lower levels of use of the products;
●	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;
●	different employee/employer relationships and the existence of workers’ councils and labor unions;
●	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and
●	geopolitical events, including war and terrorism
●
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

We currently have eleven United States patents and one Chinese patent, ten patent applications and co-own one patent and two patent applications, some of which apply to the composition and structure of a family of ion conducting polymers and membranes. These patents and patent applications often make reference to applications for, and in some instances, are application patents relating to materials we are developing. Our patent applications may or may not mature into issued patents.

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

We cannot assure you that our technologies and products do not or will not infringe on the proprietary rights of third parties or that third parties will not assert infringement claims against us in the future. We are aware of some patents in the nano-materials field held by potential competitors and other third parties. We cannot assure you that a third party will not claim infringement by us with respect to these patents, other patents or proprietary rights, or that we would prevail in any such proceeding. Any such infringement claim, whether meritorious or not, could:

●	be time-consuming;
●	result in costly litigation or arbitration and the diversion of technical and management personnel, as well as the diversion of financial resources from business operations;
●	require us to develop non-infringing technology or seek to enter into royalty or licensing agreements; or
●	require us to cease use of any infringing technology.

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

Several shareholders have significant stock ownership, which may lead to conflicts with other shareholders over corporate governance matters.

As of March 28, 2014, SOEX owns 37,500,000 shares of our common stock, equal to 37.1% of our outstanding common stock. In addition, Green Valley International Investment Mgmt Co. Ltd. owns 19,491,430 shares of our common stock and warrants to purchase 4,872,858 shares of common stock, equal to 23% of our stock upon the exercise of its warrants. These shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors, mergers or other business combinations.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

●	the trading volume of our shares whether large or small;
●	the number of securities analysts, market-makers and brokers following our common stock;
●	new products or services introduced or announced by us or our competitors;
●	actual or anticipated variations in quarterly operating results;
●	conditions or trends in our business industries;
●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	sales of our common stock;
●
general stock market price and volume fluctuations of publicly-quoted, and particularly microcap, companies that tend to have products or services in development or have yet to be tested in the market;

●	material legal action.

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

The trading price of our common stock is currently below $5 per share and therefore is currently subject to the “penny stock” rules. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

●	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
●	provide the prospective investor with current bid and ask quotations for the penny stock;
●	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;
●	provide investors monthly account statements showing the market value of each penny stock held in their account; and
●	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 101,109,034 shares of our common stock outstanding as of March 28, 2014, only 20,478,257 shares are freely tradable without restriction. Any substantial sale of our common stock pursuant to a registration or exemption from registration may have a material adverse effect on the market price of our common stock.

As of March 29, 2014, the Company has issued options and warrants which could result in the issuance of up to 39,365,082 shares of common stock from time to time, consisting of 21,531,416 shares under options; and 17,833,666 shares under warrants. Assuming the sale of all shares issuable pursuant to options and warrants outstanding we will have approximately 140,474,116 shares of our common stock outstanding as of March 29, 2014. If these shares are issued and available for sale or actually sold in the public market, the market could be adversely impacted and the market price depressed.

If we cannot raise sufficient funds from a private offering of equity securities, we may not be able to achieve our business objectives.

We cannot assure you that we will be able to complete any private offering of equity securities. If we are unable to complete such a sale of equity securities, our ability to achieve our objectives could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

In November 2013, the Company’s Chief Operating Officer resigned from the Company. The former Chief Operating Officer alleges that the resignation was for Good Reason, as defined in the former Chief Operating Officer’s employment agreement, and filed a demand for arbitration in December 2013. The former Chief Operating Officer is seeking severance pay equal to $60,000, which is 50% of her annual salary in effect as of the date of resignation.

In March 2014, the Company received notice of a lawsuit against the Company and one of its OEM customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, including consequential and incidental damages, allegedly caused by equipment manufactured by the Company and its customer.

For both matters, the Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
For the year ending December 31, 2012:
First Quarter	$0.35	$0.19
Second Quarter	$0.245	$0.095
Third Quarter	$0.11	$0.061
Fourth Quarter	$0.12	$0.081

For the year ending December 31, 2013:
First Quarter	$0.215	$0.11
Second Quarter	$0.21	$0.09
Third Quarter	$0.14	$0.081
Fourth Quarter	$0.10	$0.03

Transfer Agent
Our transfer agent is Clear Trust Transfer located at 17961 Hunting Bow Circle, Suite 102, Lutz, Florida 33558, telephone (813) 235-4490.

Holders
As of March 28, 2014, there were 205 shareholders of record of our common stock.

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

Equity Compensation Plan Information
The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and the 2009 Long-Term Incentive Plan (the 2009 Plan”) under which our securities are authorized for issuance as of December 31, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	21,531,416	$0.26	1,507,000

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any securities during the quarter ended December 31, 2013.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2013.

ITEM 6. SELECTED FINANCIAL DATA.

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

We expect ConsERV™ to continue to be our focused commercial product through 2014 with a growing emphasis on moving the development of the NanoClear and NanoAir technologies towards commercialization. We also expect sales outside the United States to account for a greater percentage of our sales.

RESULTS OF OPERATIONS

DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,
	2013	2012
Revenues	$1,742,595	$3,656,080
Cost of goods sold	$(1,257,418)	$(2,434,610)
Gross Margin	485,177	1,221,470
Selling, general and administrative expenses	$(2,108,629)	$(1,938,553)
Research and development expenses, net grant revenue	$(495,175)	$(453,927)
Impairment of equipment	$(2,672)	$(62,288)
Loss from Operations	(2,121,299)	(1,233,298)
Amortization of discount on convertible note payable	$-	$(358,555)
Interest expense, net	$(179)	$(278,026)
Other income	-	3,000
Change in fair value of warrant liability	$-	$1,888,218
Net income (loss)	$(2,121,478)	$21,339

REVENUES

Total revenues for the year ended December 31, 2013 and 2012 were $1,742,595 and $3,656,080, respectively, a decrease of $1,913,485, or 52.3%. We now generate our revenues primarily from the sale of our ConsERV™ cores. Sales of ConsERV™ cores increased but were more than offset by the decrease in MERV systems. We also occasionally license our technology to other strategic partners and sell various prototypes of other product applications that use our polymer technology. While sales of our products decreased, license and royalty fees increased from $103,640 to $215,606.

The decrease in revenues in the 2013 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC. As a result of the License and Supply Agreement with MG Energy LLC, Multistack, LLC accounted for approximately 83% of the Company’s revenue, for the year ended December 31, 2013. We expected both revenue and cost of goods sold to decrease beginning in 2013 as a result of of the License and Supply Agreement.

We are also working to create license/supply relationships with HVAC or ERV OEMs having a dominant presence in existing direct related sales channels world-wide outside of North and South America. The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. We believe sales in China are our best route to increased sales and profitability.

COST OF GOODS SOLD

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold was $1,257,418 and $2,434,610 for the years ended December 31, 2013 and 2012, respectively. The decrease of $1,177,192 was a decrease of 48.4%, in line with the decrease in sales. The decrease was slightly lower due to the loss of efficiency due to the lower sales volume and loss on the write-off of approximately $60,000 in inventory.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products and/or increase our unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, it would create a delay in production.

GROSS MARGIN

Our gross margin decreased $736,293 as a result of our decrease in sales and a slight decrease in gross margin percentage. Our gross margin percentage decreased from 33.4% for the year ended December 31, 2012 to 27.8% for the year ended December 31, 2013 as a result of the factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $2,108,629 for the year ended December 31, 2013, compared to $1,938,553 for the year ended December 31, 2012, an increase of $170,076 or 8.7%. This increase is primarily due to an increase in stock based compensation of approximately $540,000, a decrease in front office payroll expenses of approximately $250,000 and a decrease in professional fees of $150,000.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

●
Additional expenses as a result of being a reporting company including, but not limited to, director and officer insurance, director fees, SEC reporting and compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

●
Additional infrastructure needed to support the expanded commercialization of our ConsERV™ products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

●	The issuance and fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

IMPAIRMENT IN ASSETS

Loss on impairment of equipment was $2,672 for the year ended December 31, 2013 compared to $62,288 for the year ended December 31, 2012. The impairment in 2012 was due to the disassembly of an early prototype unit that was no longer required.

OTHER EXPENSES

AMORTIZATION OF DISCOUNT ON NOTE PAYABLE: Amortization of discount on note payable was zero for the year ended December 31, 2013 compared to $358,555 for the year ended December 31, 2012. During the year ended December 31, 2011, the Company had recorded a discount and embedded beneficial conversion feature on a convertible note which was amortized over the life of the related note. These amounts were fully amortized in 2012.

INTEREST EXPENSE: Interest expense was $179 for the year ended December 31, 2013 compared with $278,091 for the year ended December 31, 2012 as we paid notes payable in 2012. On July 13, 2012, we paid in full all principal and interest due pursuant to the $1.5 million Secured Note. On October 29, 2012, we paid in full all principal and interest due the $1,000,000 2011 Convertible Note.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY: The change in the fair value of warrant liability resulted in other income of $1,888,218 for the year ended December 31, 2012. This was due to the change in the fair value of the underlying warrant liability based on the Black-Scholes option pricing model. The warrant liability was reduced to zero at December 31, 2012.

NET INCOME (LOSS):

Net loss for the year ended December 31, 2013 was $2,121,478 compared to net income of $21,339 for the year ended December 31, 2012. The loss in the year ended December 31, 2013 was a result of a $736,293 decrease in gross margin, a $170,076 increase in selling, general and administrative expenses without any offset, such as income from the change in fair value of warrant liability, from which we benefitted in the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We were able in 2012, 2013 and 2014 to move from debt financing to equity financing. We completed the following sales of unregistered equity securities:

●
In November of 2012, the Company issued, in connection with a private offering, 17,500,000 shares of common stock to Green Valley International Investment Management Company Limited (“GVI”) at $0.10 per share for cash proceeds of $1,750,000 and the Company recorded a common stock payable for $19,255 related to 192,550 unissued shares at December 31, 2012. These shares were issued in 2013. In addition, under the terms of the private placement offering, GVI also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share.

●
In March 2013, the Company received $29,973 from GVI towards the purchase of common stock at $0.10 per share. The Company issued 492,280 shares of common stock for the $29,973 payment received in March and the $19,255 common stock payable. The Company also issued GVI 1 warrants to purchase 123,070 shares of the Company’s common stock at $0.30 per share. The warrants are exercisable for 60 months from the date of issuance.

●
In May 2013, the Company received $149,915 from GVI towards the purchase of common stock at $0.10 per share. The Company issued 1,499,150 shares of common stock with warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. All warrants issued to GVI are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

●
In the third quarter of 2013, the Company issued, pursuant to a Stock Purchase Agreement with a limited liability company controlled by a person who subsequently was appointed a director of the Company, 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

●
On January 21, 2014, we entered into a Securities Purchase Agreement with an investor, SOEX, pursuant to which we agreed to sell 37.5 million shares of our common stock, $0.01 par value per share (the “Common Stock”), for $1.5 million, at $0.04 per share pursuant to Regulation S. We received the $1.5 million from SOEX on March 3, 2014 and have issued the 37.5 million shares of Common Stock to the Investor and 3,750,000 shares to a foreign broker for this transaction. We will use the proceeds from the sale of the Common Stock for working capital, business development and as registered capital in an entity, which we are expected to be the majority owner (the “China Subsidiary”), to be incorporated in China with SOEX. Upon formation of this entity, SOEX shall provide additional funds to the China Subsidiary, to be negotiated and agreed upon between the Company and SOEX and as needed to fund the China Subsidiary including, but not limited to funds to secure and pay personnel and build the required facilities and infrastructure to sell our ConsERV and Aqualyte materials products in China.

We were able to use the equity financings and the sale of the license to MG Energy, LLC to pay off the following notes:

Unsecured Note
In December 2009, the Company entered into a $1,000,000 unsecured note payable with an investor which carried interest at 10% per annum. On March 22, 2011, the Company entered into a securities amendment and exchange agreement and an amended and restated convertible promissory note (collectively “Exchange Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date (as amended and restated, the “2011 Convertible Note”). The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012, which was subsequently extended to May 7, 2012. The Company did not repay the 2011 Convertible Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor. On October 29, 2012, we paid in full all principal and interest due on this note.

Secured Note
Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note (the “Secured Note”) and a patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. The initial conversion price is $0.26 per share, which is subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012. The Company did not repay the Secured Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor. On July 13, 2012, we paid in full all principal and interest due pursuant to this note.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012. As consideration for the Agreement, MG Energy agreed to retire the 2012 Note including all interest accrued thereon, issued by the Company to the investor, who assigned the 2012 Note to MG Energy, a company in which a shareholder of the Company holds a position. This retirement is nonrefundable and noncreditable. Coincident with the retirement of the 2012 Note, the related patent security agreement was terminated. In accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, the Company determined the reacquisition price of the debt to be equal to the fair value of the debt as it was more clearly evident than the fair value of the License and Supply Agreement. The fair value of the debt approximated its carrying value and, accordingly, there was no gain or loss on the extinguishment of the debt.

While after the equity sale to SOEX, we should have enough cash to continue in business in 2014, we will need to raise additional funds until we complete our commercialization efforts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013, the Company generated a net loss of $2,121,478 and the Company has incurred significant losses since inception. As of December 31, 2013, the Company has an accumulated deficit of $40,073,305, negative working capital of $515,494 and a stockholders’ deficit of $3,749,512. The Company used $650,184 and $1,167,650 of cash in operations during 2013 and 2012, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company did, however, sell 37,500,000 shares of its common stock in March 2014 for $1,500,000. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2013 was $27,125 compared to $294,150 as of December 31, 2012. Cash is primarily used to fund our working capital requirements.

As of December 31, 2013, the Company had a decrease in working capital of $760,659, resulting in a working capital deficit of $515,494 compared to $245,365 of working capital as of December 31, 2012. During the year ended 2013, we used $650,184 of cash to fund our operations, $116,730 to purchase property and equipment and patent costs. These uses of cash are partially offset by approximately $500,000 of proceeds received during 2013 in connection with the issuance of debt and common stock.

Net cash used in operating activities was $650,184 for the year ended December 31, 2013 compared to approximately $1,167,650 for the same period in 2012. Although, there was a greater net loss in the year ended December 31, 2013, less cash was used by operating activities in 2013 as a result of non-cash charges that negatively affected net loss in the year ended December 31, 2013 and non-cash income that positively affected net income in the year ended December 31, 2012.

Net cash used in investing activities was $116,730 for the year ended December 31, 2013 compared to $45,195 for the same period in 2012. During the year ended December 31, 2013, we increased our purchases of equipment by approximately $82,000 and decreased our patent costs by approximately $14,000.

Net cash provided by financing activities was $1,244,255 for the year ended December 31, 2012 compared to approximately $500,000 for the same period in 2013. During the year ended December 31, 2013, we received approximately $465,000 in proceeds from the issuance of common stock. During the year ended December 31, 2012, we received $1,759,255 of net proceeds from the issuance of common stock and made payments of $2,565,000 on related party notes, net of proceeds of $2,050,000 from the issuance of such related party notes.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of December 31, 2013.

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

In cetrain instances, our ConsERV product may carry a warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core which may carry a warranty of up to ten years. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $92,100 and $92,800 for future warranty expenses at December 31, 2013 and 2012, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $189,100 and $103,640, respectively, from license agreements for the years ended December 31, 2013 and 2012. Royalty revenues are recognized when the royalty is earned.  The Company recognized revenue of $26,512 and $0, respectively, from royalties for the years ended December 31, 2013 and 2012.

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

Impairment of Long-Lived and Intangible Assets
Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the years ended December 31, 2013 and 2012, the Company recognized $2,672 and $62,288, respectively, in impairment costs.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Dividend rate	0%	0%
Risk free interest rate	2.03% – 2.20%	0.61% – 1.04%
Expected term	10 years	5 – 6.5 years
Expected volatility	135% – 177%	123% – 125%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the each of the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Policies: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page 52, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Managements assessment was based on criteria set forth in Internal Control Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal controls over financial reporting based on the Internal Control Integrated Framework (1992), issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Position
Timothy N. Tangredi	58	President, Chief Executive Officer and Chairman of the Board of Directors
Peter DiChiara	50	Chief Financial Officer, Secretary and Treasurer
Robert W. Schwartz	69	Director
Ira William McCollum, Jr.	69	Director
Thomas E. Turner	65	Director

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

Peter DiChiara assumed the duties, as of December 1, 2013, of the Company’s Chief Financial Officer, Secretary and Treasurer as well as the Company’s principal financial and accounting officer on a part-time basis. Mr. DiChiara will be paid $4,000 per month and be reimbursed for travel expenses. Mr. DiChiara is currently Of Counsel for Sichenzia Ross Friedman Ference LLP and President of Chief Financial Resource Services LLC. He is been in that position since August 2012. In the last five years, he has been Counsel to Sichenzia Ross Friedman Ference LLP and Richardson & Patel LLP. Mr. DiChiara earned an B.B.A. in accounting from the University of Notre Dame and a J.D. from Pace University School of Law. Mr. DiChiara was initially licensed as a certified public accountant in New York State in 1989 and is currently renewing his registration. Mr. DiChiara started his career with Ernst & Young and was the Manager for External Reporting for Philip Morris Companies, now known as Altria, before working as an associate for Cadwalader, Wickersham & Taft LLP, Paul Hastings LLP and Willkie Farr & Gallagher LLP.

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

Ira William McCollum, Jr. joined our board on March 25, 2013. In 2011, Mr. McCollum joined as a partner in Denton's Public Policy and Regulation practice. He joined the firm following his term as the 36th attorney general of the state of Florida. Mr. McCollum served as attorney general from 2007 to 2011. Prior to becoming the Florida Attorney General in 2007, McCollum was a partner with Baker & Hostetler's Government Policy practice from 2001-2007. Between 1981-2001, McCollum was a Member of the US House of Representatives representing Florida's 8th District where he served on the Judiciary, Banking and Financial Services, and Intelligence Committees. He also held a number of leadership positions, including Chairman of the Judiciary Subcommittee on Crime, Vice Chairman for six years of the Banking and Financial Services Committee, ranking Member of the subcommittee overseeing the Federal Reserve, and Vice Chairman of the House of Republican Conference for three terms (one of eight House GOP leadership positions). Mr. McCollum’s expertise in federal and state government and regulations is an asset to the board.

Thomas E. Turner joined our board on December 20, 2013. Mr. Turner is currently the Chairman of Cabo Vida Group, a company that is developing a condominium community and constructing custom homes in Costa Rica. He also serves as a consultant to Golden Gate Capital. Mr. Turner also serves as a director of Qylur Security Systems and Host.net BroadbandOne, both private companies, and has served as a director for Pacinian, a private company. Mr. Turner also served as an executive of ADS Imaging from 2009 to 2011. During his career he has been President and/or CEO of Wang Canada Limited, Datamax Corporation, and Itronix. He has had senior management positions at The City of New York, Graphic Systems, Wang Laboratories, Symbol Technologies, WhereNet, and General Dynamics. Mr. Turner’s expertise in advising and operating small technology businesses will be an asset to the Board. Involvement in Certain Legal

The Board members serve for the latter of a period of one year or until the next annual meeting of Company’s shareholders. As a result of the Securities Purchase Agreement with SOEX, SOEX has the right to designate a nominee for election to our Board.

Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

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

Board Meetings and Committees; Annual Meeting Attendance

Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held three formal meetings during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2013 and 2012. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Name and principal position (3) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($)(2) (f)	Total ($) (j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman	2013	$200,000	—	$534,523	$734,523
of the Board of Directors(1)	2012	$200,000	—	$19,325	$219,325

David E. Longacre Vice President of Sales	2013		$10,000		$10,000
And Marketing	2012	$125,000	$—	$10,082	$135,082

Judith C. Norstrud
Chief Financial Officer,	2013	$66,000	—	—	$66,000
Secretary, and Treasurer	2012	$72,000	—	$28,987	$100,987

Peter DiChiara Chief Financial Officer,
Secretary, and Treasurer	2013	$4,000	—	$—	$—

Joyce Conner Boyd
Chief Operating Officer	2013	$86,774	—	$199,081	$285,855
________________
(1)
Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2013 and 2012, Mr. Tangredi was paid $106,200 and $170,000, respectively and has accrued unpaid salary of $93,800 for 2013 and $30,000 for 2012. Additional accruals have been made for the years prior to 2010. As of December 31, 2013, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,179,184.

(2)
The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2013 and December 31, 2012. For information on the valuation assumptions used in calculating these dollar amounts, see Note 1 to our audited financial statements included in this Report for the fiscal years ended December 31, 2013 and December 31, 2012. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(3)
Judith C. Norstrud resigned as of November 30, 2013 resulting in the appointment of Peter DiChiara on December 1, 2013.  Effective as of March 11, 2013, Joyce Conner-Boyd entered into an employment agreement and served as our Chief Operating Officer.  Ms. Conner-Boyd resigned as an executive officer before the end of the year.

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers as of December 31, 2013.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi (1)	825,000	$0.26	9/24/2014
	150,000	$0.10	5/10/2015
	120,000	$0.10	10/1/2015
	40,000	$0.30	5/2/2016
	110,000	$0.55	11/1/2016
	140,000	$0.55	2/20/2017
	300,000	$0.21	8/18/2017
	350,000	$0.21	1/30/2018
	75,000	$0.30	8/4/2018
	100,000	$0.42	11/12/2019
	3,540,058	$0.42	11/12/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.115	11/30/22
	3,000,000	$0.18	05/30/23
__________
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

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2013.

Name	Option Awards (#)	Option Awards ($)	Total ($)
Robert Schwartz	200,000	30,060	30,060
Ira William McCollum Jr.	300,000	45,090	45,090
Thomas E. Turner	300,000	20,383	20,383

Our non-employee directors are currently compensated with the issuance of stock options, which generally become exercisable upon the date of grant, and which generally expire on the earlier of ten years from the date of grant or up to three years after the date that the optionee ceases to serve as a director. Non-employee directors are also reimbursed for out-of-pocket expenses associated with attending to our business. Robert Schwartz was granted his annual option distribution, exercisable at $0.15, on May 22, 2013. Ira William McCollum was granted his initial option distribution, exercisable at $0.15, on May 22, 2013. Thomas E. Turner was granted his initial option distribution, exercisable at $0.07, on December 16, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and our Long-Term Incentive Plan of 2009 (the “2009 Plan”) under which our securities are authorized for issuance as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	21,531,416	$0.26	1,507,000
Equity compensation plans not approved by security holders	0	0	0

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

Applicable percentage ownership in the following table is based on approximately 101,109,034 shares of common stock outstanding as of March 29, 2014 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 29, 2014.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1) #	12,910,477	11.3%
Peter DiChiara (Officer) #	32,300	*
Robert W. Schwartz (Director) (2) #	1,594,600	1.6%
Ira William McCollum Jr. (Director) (3) #	310,000	* %
Thomas E. Turner (Director) (4) #	3,872,500	3.8%
Executive officers, directors, as a group (5 persons)	19,866,627	16.8%
Mark Nordlicht (5)	10,324,740	9.99%
Leonard Samuels (6)	9,978,165	9.7%
Leah Kaplan Samuels (7)	2,879,696	2.8
Green Valley Investment Management Company Limited (8)	24,364,288	23.0%
Soex (Hong Kong) Industry & Investment Co., Ltd. #	37,500,000	37.1%

*	Less than 1%
#	Address is Company's principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)
Includes 9,620,058 shares of common stock issuable upon exercise of stock options and warrants and 3,283,358 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 3,135,558 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)	Includes 1,594,600 shares of common stock issuable upon exercise of stock options.
(3)	Includes 300,000 shares of common stock issuable upon exercise of stock options.
(4)
Includes 300,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares and 712,500 shares issuable upon the exercise of warrants owned by a limited liability company for which Mr. Turner is the natural person with voting power.

(5)
Includes 3,234,740 shares of common stock, and 7,000,000 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlicht. Platinum Montaur Life Sciences, LLC holds warrants for the purchase of up to 7,999,000 shares of common stock. Among these warrants, excluded from the above table are 999,999 shares of common stock issuable upon exercise of those warrants. The warrants as amended have certain limitations on exercise and conversion to the extent the shares resulting from such exercise, when aggregated with its other holdings, would result in Platinum Montaur Life Sciences, LLC holding in excess of 9.99% of all our common stock on a beneficially converted basis. These limitations on exercise of certain warrants may be waived by the holder. For purposes of this beneficial ownership table, we have assumed the exercise by Platinum Montaur Life Sciences, LLC of its warrants for the maximum number of shares it may acquire and hold at one time (9.99%).  Address is 152 West 575th St. 4th Floor New York, NY 10019.

(6)
Includes 155,000 shares of common stock issuable upon exercise of certain outstanding warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Also includes 5,860,969 shares of common stock and 1,237,500 shares of common stock issuable upon exercise of certain outstanding warrants issued to shareholder RBC Dain – Custodian for Leonard Samuels IRA. Address is 1011 Centennial Road Penn Valley, PA 19072.

(7)
Includes 155,000 shares of common stock issuable upon exercise of warrants. All of the foregoing warrants are held in the name of Leah Kaplan-Samuels and Leonard Samuels JTWROS. The natural persons with voting power and investment power on behalf of Leah Kaplan-Samuels and Leonard Samuels JTWROS are Leah Kaplan-Samuels and Leonard Samuels. Address is 1011 Centennial Road Penn Valley, PA 19072.

(8)
Includes 4,872,858 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu.  Address is 951 Old Country Road, Belmont, CA 94002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We rent a building that is owned by an entity that is owned by two of our stockholders, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. We recognized rent expense of approximately $49,000 in each of the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, $124,917 and $82,195, respectively, were included in accounts payable for amounts owed to these stockholders for rent. This entity also lent us $35,000 beginning on November 25, 2013 at an interest rate of 6%. This loan was repaid on March 17, 2014.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of December 31, 2013 and 2012 of $1,672,893 and 1,494,739, respectively. The Company determined that a portion of the accrued payroll, $1,672,893 and $1,484,739 as of December 31, 2013 and 2012, respectively, is a long term liability, as the Company does not believe it will be repaid within the next year.

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

In March 2013, the Company received $29,973 from GVI towards the purchase of common stock at $0.10 per share. The Company issued 492,280 shares of common stock for the $29,973 payment received in March and the $19,255 common stock payable. The Company also issued GVI 1 warrants to purchase 123,070 shares of the Company’s common stock at $0.30 per share. The warrants are exercisable for 60 months from the date of issuance.

In May 2013, the Company received $149,915 from GVI towards the purchase of common stock at $0.10 per share. The Company issued 1,499,150 shares of common stock with warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. All warrants issued to GVI are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

In the third quarter of 2013, the Company issued, pursuant to a Stock Purchase Agreement with a limited liability company controlled by a person who subsequently was appointed a director of the Company, 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

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

Patricia K. Tangredi. We are a party to an employment agreement with Patricia Tangredi, wife of Timothy Tangredi, our Chief Executive Officer. The employment agreement, as amended and restated on April 8, 2011, sets forth Ms. Tangredi’s compensation level and eligibility for salary increases, bonuses, benefits, and option grants. Ms. Tangredi’s employment agreement provides for an initial term of four years with the term extending on the fourth anniversary thereof for an additional one year period and on each subsequent anniversary of the agreement for an additional year period. Ms. Tangredi’s initial base salary is $120,000, with an increase to $150,000 per annum or such higher sum as our board of directors may set after the date on which we obtain $10 million or more in equity or debt financing. Ms. Tangredi is entitled to, and we will pay 50% of her, medical, vision, dental, accidental death and travel insurance as provided under company plans. In addition, Ms. Tangredi is eligible to receive four weeks of paid vacation annually. In addition to any other compensation which she may receive under the agreement, Ms. Tangredi shall be granted options to purchase a minimum of 50,000 shares of our common stock which shall be issued at year end or upon the anniversary of this agreement, as the parties shall agree. These options shall be immediately exercisable, have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event they shall expire on the date of termination), and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees
The aggregate audit fees billed for the years ended December 31, 2013 and 2012 was $62,750 and $60,450, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees
None.

Tax Fees
None

All Other Fees
Aggregate other fees billed for the year ended December 31, 2013 and 2012 was $0 and $10,919, respectively for general consulting services related to the filing of our registration statements and other general questions.

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

10.33
Securities Purchase Agreement and Form of Warrant by and between the Company and Green Valley International Investment Management Company Limited dated October 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 23, 2012)

10.34
License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2012)

10.35
Amendment to Securities Purchase Agreement by and between the Company and Green Valley International Investment Management Company Limited dated December 28, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 31, 2012)

10.36
Employment Agreement, dated June 11, 2013, by and between Dais Analytic Corporation and Joyce Conner-Boyd (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2013)

10.37	Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K, as filed March 31, 2009)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
___________
*	Filed herewith.
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

DAIS ANALYTIC CORPORATION

Dated: March 31, 2014	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2014	By:	/s/ PETER DICHIARA
Peter DiChiara Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ TIMOTHY N. TANGREDI	Chairman of the Board,	March 31, 2014
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ ROBERT W. SCHWARTZ	Director	March 31, 2014
Robert W. Schwartz

/s/ IRA WILLIAM MCCOLLUM, JR.	Director	March 31, 2014
Ira William McCollum, Jr.

/s/ THOMAS E. TURNER	Director	March 31, 2014
Thomas E. Turner

Dais Analytic Corporation
Financial Statements
Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheets of Dais Analytic Corporation (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since inception and has a stockholders’ deficit of $3,749,512 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley LLP

Orlando, Florida
March 31, 2014

201 S. Orange Avenue, Suite 800 ● Orlando, FL 32801 ● 407-841-6930 ● Fax: 407-841-6347
Lakeland ● Tampa ● Winter Haven
www.cfrcpa.com

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,125	$294,150
Accounts receivable, net	149,130	512,842
Other receivables	109,106	-
Inventory	159,870	292,443
Prepaid expenses and other current assets	47,540	45,945
Total Current Assets	492,771	1,145,380

Property and equipment, net	96,981	95,557

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $176,178 and $153,796 at December 31, 2013 and December 31, 2012, respectively	113,139	107,230
Total Other Assets	115,419	109,510

TOTAL ASSETS	$705,171	$1,350,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $160,374 and $82,195 at December 31, 2013 and December 31, 2012, respectively	$641,074	$559,946
Accrued compensation and related benefits	-	10,000
Accrued expenses, other	126,990	140,975
Current portion of deferred revenue and customer deposits	205,201	189,094
Note payable, related party	35,000	-
Total Current Liabilities	1,008,265	900,015

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,672,893	1,484,739
Deferred revenue, net of current portion	1,773,525	1,894,627
Total Long-Term Liabilities	3,446,418	3,379,366
Total Liabilities	4,454,683	4,279,381

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,116,247 and 55,274,817
shares issued and 59,859,034 and 55,017,604 shares outstanding, respectively	601,163	552,749
Common stock payable	-	19,255
Capital in excess of par value	36,994,742	35,723,001
Accumulated deficit	(40,073,305)	(37,951,827)
	(2,477,400)	(1,656,822)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(3,749,512)	(2,928,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$705,171	$1,350,447

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

REVENUE:
Sales	$1,526,989	$3,552,440
License and royalty fees	215,606	103,640
	1,742,595	3,656,080

COST OF GOODS SOLD	1,257,418	2,434,610

GROSS MARGIN	485,177	1,221,470

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $180,956 and $67,240, respectively	495,175	453,927
Selling, general and administrative expenses	2,108,629	1,938,553
Impairment of equipment	2,672	62,288
TOTAL OPERATING EXPENSES	2,606,476	2,454,768

LOSS FROM OPERATIONS	(2,121,299)	(1,233,298)

OTHER EXPENSE (INCOME)
Change in fair value of warrant liability	-	(1,888,218)
Amortization of discount on convertible note payable	-	358,555
Other income	-	(3,000)
Interest expense	179	278,091
Interest income	-	(65)
TOTAL OTHER EXPENSE (INCOME)	179	(1,254,637)

NET INCOME (LOSS)	$(2,121,478)	$21,339

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.04)	$0.00

NET INCOME (LOSS) PER COMMON SHARE, DILUTED	$(0.04)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	57,542,454	40,022,085

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING, DILUTED	57,542,454	41,279,991

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2011	37,774,817	$377,749	$-	$33,966,619	$(37,973,166)	$(1,272,112)	$(4,900,910)

Stock based compensation	-	-	-	296,382	-	-	296,382

Revaluation of common stock issued to vendors for services	-	-	-	(105,000)	-	-	(105,000)

Issuance of common stock for cash	17,500,000	175,000	19,255	1,575,000	-	-	1,769,255

Stock issuance costs	-	-	-	(10,000)	-	-	(10,000)

Net income	-	-	-	-	21,339	-	21,339

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

Stock based compensation				836,011			836,011

Issuance of common stock for cash	4,841,430	48,414	(19,255)	435,730			464,889

Net loss					(2,121,478)		(2,121,478)

Balance, December 31, 2013	60,116,247	$601,163	$-	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,121,478)	$21,339
Adjustments to reconcile net income (loss) to net cash and cash equivalents
(used) by operating activities:
Depreciation and amortization	106,725	61,151
Gain on sale of property and equipment	-	(3,000)
Issuance of stock options for services	19,105	-
Stock based compensation expense	816,906	296,382
Change in fair value of warrant liability	-	(1,888,218)
(Decrease) in allowance for doubtful accounts	(1,745)	(22,195)
Impairment of equipment	2,672	62,288
Write off of deferred offering costs	-	55,164
Amortization of deferred loan costs	-	30,224
Amortization of discount on convertible note payable	-	358,555
(Increase) decrease in:
Accounts receivable	365,457	196,001
Other receivables	(109,106)	73,648
Inventory	132,573	50,465
Prepaid expenses and other assets	(1,595)	(6,237)
Increase (decrease) in:
Accounts payable and accrued expenses	67,143	(222,251)
Accrued compensation and related benefits	178,154	89,133
Deferred revenue	(104,995)	(320,099)
Net cash used by operating activities	(650,184)	(1,167,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(28,291)	(42,195)
Proceeds from sale of property and equipment	-	3,000
Purchase of property and equipment	(88,439)	(6,000)
Net cash used by investing activities	(116,730)	(45,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	35,000	2,050,000
Payments on notes payable, related party	-	(2,565,000)
Issuance of common stock, net of offering costs	464,889	1,759,255
Net cash provided by financing activities	499,889	1,244,255

Net increase (decrease) in cash and cash equivalents	(267,025)	31,410

Cash and cash equivalents, beginning of period	294,150	262,740
Cash and cash equivalents, end of period	$27,125	$294,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$179	$533,894
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Application of proceeds due under note payable, including interest, to purchase a license and supply agreement	$-	$2,034,521
Revaluation of common stock issued for services	$-	$105,000
Loan costs paid with note payable, related party	$-	$15,000

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 1. Background Information

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

For the year ended December 31, 2013, one customer, Multistack LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from this customer were approximately 63% of total accounts receivable.  See Note 12 for a discussion of Multistack and the licensing agreement with MG Energy LLC.  For the year ended December 31, 2012, four customers accounted for approximately 60% (four customers represented the following percentages of sales 6%, 7%, 8%, and 39%) of the Company’s total revenue. At December 31, 2012, amounts due from these customers was approximately 57% of total accounts receivable.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2013, the Company generated a net loss of $2,121,478 and the Company has incurred significant losses since inception. As of December 31, 2013, the Company has an accumulated deficit of $40,073,305, negative working capital of $515,494 and a stockholders’ deficit of $3,749,512. The Company used $650,184 and $1,167,650 of cash in operations during 2013 and 2012, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.  The Company did, however, sell 37,500,000 shares of its common stock in March 2014 for $1,500,000.  The Company is currently pursuing the following sources of short and long-term working capital:

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $831 and $2,576 at December 31, 2013 and 2012.

Other receivables - Accounts receivable consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E grant program (See Note 3- Research and development expenses, and grant proceeds).  The Company prepares invoices as it meets grant program milestones.  Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at December 31, 2013.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2013 and 2012, the Company had $78,240 and $90,124 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2013 and 2012.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation expense was approximately $84,300 and $36,300 the years ended December 31, 2013 and 2012, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was approximately $22,400 and $24,800 for the years ended December 31, 2013 and 2012, respectively. Total patent amortization expense is estimated to be approximately $16,000 per year and $33,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the years ended December 31, 2013 and 2012, the Company recognized $2,672 and $62,288, respectively, in impairment costs.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies (Continued)

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

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2013 and 2012, the Company incurred research and development costs of approximately $676,100 and $521,100, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the years ended December 31, 2013 and 2012, the Company recorded approximately $181,000 and $67,200, respectively, in grant proceeds against research and development expenses on the statements of operations.

On January 23, 2013, the U.S. Department of Defense and the U.S. Department of Energy approved an ARPA-E grant of up to $800,000 to the Company for the funding of a project to developing an energy-efficient, compact dehumidification system utilizing a polymer membrane that allows moisture to pass through. The grant is conditioned upon the Company contributing $200,000 of the proposed total project cost of $1,000,000. For the year ended December 31, 2013, the Company has incurred approximately $181,000 in expenses and recognized the same amount as a reduction to research and development expense related to this grant award.

On September 17, 2010, the U.S. Department of Energy approved a grant of up to $681,322 to the Company for the funding of a project to scale up, in size and field trial, a dehumidification system similar to the Company’s NanoAir prototype. The grant is conditioned upon the Company contributing $171,500 of the proposed total project cost of $852,822. For the years ended December 31, 2012 and 2011, the Company has incurred $781 and $601,059, respectively, in expenses and recognized the same amount as a reduction to research and development expense related to this grant award. This grant was fully expended as of December 31, 2012.

In December 2010, Pasco County Florida approved a grant of $254,500 to the Company for the funding of the NanoAir product into commercialization. The grant from Pasco County requires us to pay the county 2% of the gross sales of products using a certain unique pump assembly for 5 years or for a total of $1,000,000 whichever comes first. For the years ended December 31, 2012 and 2011, the Company has incurred $66,459 and $168,095, respectively, in expenses and recognized the same amount as a reduction to research and development expense related to this grant award. This grant was fully expended as of December 31, 2012.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies (Continued)

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, our ConsERV product may carry a warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core which may carry a warranty of up to ten years. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $92,100 and $92,800 for future warranty expenses at December 31, 2013 and 2012, respectively, which is included in the line item for accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $189,100 and $103,640, respectively, from license agreements for the years ended December 31, 2013 and 2012.  The Company recognized revenue of $26,512 and $0, respectively, from royalties for the years ended December 31, 2013 and 2012.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Dividend rate	0%	0%
Risk free interest rate	2.03% – 2.20%	0.61% – 1.04%
Expected term	10 years	5 – 6.5 years
Expected volatility	135% – 177%	123% – 125%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2013 and 2012.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies (Continued)

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

The fair value of stock options issued to consultants in 2013 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2 years; Estimated volatility 165%; Risk-free interest rate: 0.26%; Dividend yield: 0%.  The fair value of stock options issued to consultants in 2012 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 10 years; Estimated volatility 110%; Risk-free interest rate: 1.62%; Dividend yield: 0%.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of which there were none at December 31, 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies (Continued)

Financial instruments (Continued)

The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s related party notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company’s financial liabilities measured at fair value consisted of warrants as of December 31, 2012 and were valued at zero as discussed in Note 11. As of December 31, 2012 there was only one month remaining until the warrants expired, and therefore, changes to unobservable inputs would not have resulted in a significantly higher or lower fair value measurement.  The fair value of the warrant liability was $1,888,218 as of December 31, 2011, which was reduced to zero through at December 31, 2012 through Other income – Changes in fair value of warrant liability.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the date of filing.

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 39,365,082 and 36,966,415 were excluded from the computation of diluted earnings per share for the years ended December 31, 2013 and 2012, respectively, because their effect is anti-dilutive.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012
Numerator:
Net income (loss)	$(2,121,478)	$21,339
Denominator:
Weighted average basic shares outstanding	57,542,454	40,022,085
Potential shares under stock options	-	4,184,058
Less shares assumed repurchased under the treasury stock method	-	(2,926,152)
Weighted average fully diluted shares outstanding	57,542,454	41,279,991
Net income (loss) per common share – basic	$(0.04)	$0.00
Net income (loss) per common share – diluted	$(0.04)	$0.00

Recent Accounting Pronouncements.

Recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Furniture and fixtures	$38,764	$38,764
Computer equipment	64,305	66,980
Demonstration equipment	92,733	106,841
Office and lab equipment	224,174	217,523
	419,976	430,108
Less accumulated depreciation	322,995	334,551
	$96,981	$95,557

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
Prepaid expenses	$11,700	$10,496
Prepaid insurance	35,840	35,449
	$47,540	$45,945

Note 6. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2013	2012
Accrued expenses, other	$34,890	$29,946
Accrued registration rights penalty	-	5,000
Accrued warranty costs	92,100	92,829
Contractual obligation	-	13,200
	$126,990	$140,975

Note 7. Notes Payable

2011 Convertible Note

In December 2009, the Company entered into a $1,000,000 unsecured note payable with an investor which carried interest at 10% per annum. On March 22, 2011, the Company entered into a securities amendment and exchange agreement and an amended and restated convertible promissory note (collectively “Exchange Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Exchange Agreements, the Company and the investor amended and restated the $1,000,000 unsecured promissory note to, among other things, add a conversion option and extend the maturity date (as amended and restated, the “2011 Convertible Note”). The initial conversion price was $0.26 per share, which was subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, commencing on December 17, 2009 and calculated on a 365 day year, and the principal amount of $1,000,000 was due in full on March 22, 2012, which was subsequently extended to May 7, 2012. The Company did not repay the 2011 Convertible Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 7. Notes Payable (Continued)

Secured Note

Also, on March 22, 2011, the Company entered into a 10% note and warrant purchase agreement, secured convertible promissory note (the “Secured Note”) and a patent security agreement (“Financing Agreements”) with the investor. Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, the investor provided a loan in the principal amount of $1,500,000 to the Company, which was secured by all patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets. The initial conversion price was $0.26 per share, which was subject to adjustment for standard anti-dilution provisions. Interest in the amount of 10% per annum, calculated on a 365 day year, and the principal amount of $1,500,000 was due and payable on March 22, 2012, subsequently extended to May 7, 2012. The Company did not repay the Secured Note by May 7, 2012 and on June 15, 2012, the Company entered into a forbearance agreement with the investor as discussed below.

On March 22, 2011, in connection with the Financing Agreements, the Company issued a stock purchase warrant to the investor to purchase 3,000,000 shares of the Company’s common stock at $0.45 per share, exercisable until March 22, 2016. The Warrant was fair valued on the date of issuance, which amounted to $1,204,787. The warrant value was recorded as a debt discount based on the relative fair value of the warrant to the total proceeds received, which amounted to $435,240. The warrant was fair valued using the Black-Scholes-Merton valuation model. In addition, the debt contained a beneficial conversion feature, which was valued at the date of issuance at $1,762,163; however, since this amount is in excess of the net value of the debt less the warrant discount, the beneficial conversion feature will be limited to $1,064,760 and recorded as a discount on the loan. The total debt discount of $1,500,000 is being amortized using the effective interest method over the 12-month term of the Secured Note. For the year ended December 31, 2012, the Company recognized $358,555 in additional expense representing amortization of this debt discount.  The debt discount was fully amortized during 2012.

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 7. Notes Payable (Continued)

2012 Secured Convertible Promissory Note

On July 13, 2012, the Company issued a secured convertible promissory note and patent security agreement (collectively, the “Agreements”) to an investor who is a shareholder of the Company. Pursuant to the terms and subject to the conditions set forth in the Agreements, the investor provided a loan in the amount of $2,000,000 to the Company, which was secured by all current and future patents, patent applications and similar protections of the Company and all rents, royalties, license fees and “accounts” with respect to such intellectual property assets.  Pursuant to the secured convertible promissory note (the “2012 Note”), interest in the amount of 6% per annum, calculated on a 365 day year, and the principal amount of $2,000,000 and accrued interest was originally due on or before October 15, 2012, subsequently extended to October 26, 2012. The investor has the right to convert principal and accrued interest into the Company’s common stock at $0.26 per share. The initial conversion price may be adjusted pursuant to standard anti-dilution provisions. The proceeds of this 2012 Note were used in part to pay, in full, all outstanding principal and interest due pursuant to the Secured Note issued March 22, 2011.

The Company performed an analysis pursuant to ASC 815 in order to determine whether the embedded conversion option included in the 2012 Note was required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The Company concluded that the embedded conversion option did not meet the requirements for such classification.

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

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into the License and Supply Agreement (the “Agreement”), effective October 26, 2012 as discussed in Note 12. As consideration for the Agreement, MG Energy agreed to retire the 2012 Note including all interest accrued thereon, issued by the Company to the investor, who assigned the 2012 Note to MG Energy, a company in which the investor holds a position. This retirement is nonrefundable and noncreditable. Coincident with the retirement of the 2012 Note, the related patent security agreement was terminated. In accordance with ASC Subtopic 470-50, Debt Modifications and Extinguishments, the Company determined the reacquisition price of the debt to be equal to the fair value of the debt as it was more clearly evident than the fair value of the License and Supply Agreement. The fair value of the debt approximated its carrying value and, accordingly, there was no gain or loss on the extinguishment of the debt.

Other Notes and Accrued Interest

On November 25, 2013, the Company entered into an agreement with a related party to borrow $35,000 which is due on demand and bears interest at 6%.  The Company paid all interest and principal due under this note on March 7, 2014.  During the year ended December 31, 2012, the Company entered into an agreement with a related party to borrow $50,000 which was due on demand and bears interest at 4%. The Company paid all interest and principal due under this note on August 1, 2012.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 8. Related Party Transactions

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $49,000 in each of the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, $124,917 and $82,195, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of December 31, 2013 and 2012 of $1,672,893 and 1,494,739, respectively. The Company determined that a portion of the accrued payroll, $1,672,893 and $1,484,739 as of December 31, 2013 and 2012, respectively, is a long term liability, as the Company does not believe it will be repaid within the next year.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 9. Equity Transactions

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 9. Equity Transactions (Continued)

Common Stock

The Company’s Board of Directors has authorized 200,000,000 million shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

In November of 2012, the Company issued, in connection with a private offering, 17,500,000 shares of common stock to Green Valley International Investment Management Company Limited (“GVI”) at $0.10 per share for cash proceeds of $1,750,000 and the Company recorded a common stock payable for $19,255 related to 192,550 unissued shares at December 31, 2012. These shares were issued in 2013.  In addition, under the terms of the private placement offering, GVI also received a warrant to purchase 4,375,000 shares of the Company’s common stock with an exercise period of five years from the date of issue at an exercise price of $0.30 per share.

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

In March 2013, the Company received $29,973 from GVI towards the purchase of common stock at $0.10 per share.  The Company issued 492,280 shares of common stock for the $29,973 payment received in March and the $19,255 common stock payable.  The Company also issued GVI warrants to purchase 123,070 shares of the Company’s common stock at $0.30 per share. The warrants are exercisable for 60 months from the date of issuance.

In May 2013, the Company received $149,915 from GVI towards the purchase of common stock at $0.10 per share.  The Company issued 1,499,150 shares of common stock with warrants to purchase 374,788 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. All warrants issued to GVI are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

In the third quarter of 2013, the Company issued, pursuant to a Stock Purchase Agreement with a limited liability company controlled by a person who subsequently was appointed a director of the Company, 2,850,000 restricted shares of the Company’s common stock at a purchase price of $0.10 per share for a total of $285,000. With the issuance of the common stock, the Company issued warrants to purchase 712,500 shares of the Company’s common stock at $0.50 per share. The warrants are exercisable for 60 months from the date of issuance. The warrants are subject to standard anti-dilution adjustments for stock splits and other subdivisions.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 10. Stock Options and Warrants

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

The average fair value of options granted at market during 2013 and 2012 was $0.14 and $0.12 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2011 was $0 and $0, respectively.

The following summarizes the information relating to outstanding stock options under the Plans during 2013 and 2012:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	17,402,757	$0.32	6.66	$352,065
Granted	2,700,000	$0.12
Forfeited or expired	(1,455,425)	$0.33
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Granted	5,468,000	0.14
Forfeited or expired	(2,583,916)	0.14
Outstanding at December 31, 2013	21,531,416	0.26	5.91	-

Exercisable at December 31, 2013	20,926,276	0.27	5.83	-

Stock compensation expense for options granted to both employees and consultants was approximately $836,000 for the year ended December 31, 2013 and $296,000 for the year ended December 31, 2012. The total fair value of shares vested during the years ended December 31, 2013 and 2012 was approximately $778,000 and $370,000, respectively.

As of December 31, 2013, there was approximately $54,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which $31,000, $22,000 and $1,000 is expected to be recognized for the years ended December 31, 2014, 2015 and 2016, respectively.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 10. Stock Options and Warrants (Continued)

The following table represents our non vested share-based payment activity with employees for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2011	1,094,236	$0.29
Granted	2,700,000	$0.12
Vested	(2,415,070)	$0.14
Forfeited	(143,611)	$0.32
Nonvested options - December 31, 2012	1,235,555	$0.16
Granted	5,468,000	0.16
Forfeited	(1,392,915)	0.24
Vested	(4,705,500)	0.17
Nonvested options - December 31, 2013	605,140	0.13

Warrants

At December 31, 2013, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	2.22	$0.34
Warrants-Consulting Agreement	825,000	0.77	$0.30
Warrants-Note Conversions	2,302,538	1.30	$0.39
Warrants-Stock Purchases	7,306,128	3.42	$0.35
Warrants-Services	400,000	1.06	$0.50
Total	17,833,666

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 11. Derivative Financial Instruments

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

Due to certain adjustments that may be made to the exercise price of the warrants issued in December 2007, January 2008 and August 2008 (the “2008 Warrants”), if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price of the 2008 Warrants, the exercise price of the 2008 Warrants would be adjusted.  These warrants have been classified as a liability as opposed to equity in accordance ASC 815-10 as it was determined that these warrants were not indexed to the Company’s stock. As a result, the fair market value of these warrants is remeasured at each financial reporting period using the Black-Scholes option-pricing model with the following assumptions:

For the Year Ended December 31, 2012
Exercise price	$0.20
Market value of stock at end of period	$0.12
Expected dividend rate	N/A
Expected volatility	29%
Risk-free interest rate	0.04%
Expected life in years	0.08
Shares underlying warrants outstanding classified as liabilities	2,401,333

At December 31, 2012, the fair value of the 2008 Warrants was determined to be zero.  All of the 2008 Warrants expired in January 2013. All warrants issued by the Company other than the above noted warrants are classified as equity.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 12. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $39,000 and $77,000 for this agreement during the years ended December 31, 2013 and 2012, respectively.  This agreement expired in 2013.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $5,000 for this agreement during each of the years ended December 31, 2013 and 2012.

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license and royalty revenue of approximately $146,200 and $21,600 for this Agreement during the years ended December 31, 2013 and 2012, respectively.

MG Energy entered into a sublicense with Multistack, LLC.  Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at December 31, 2013, has an ownership interest in both MG Energy and Multistack, LLC.  For the year ended December 31, 2013, Multistack, LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from Multistack, LLC were approximately 63% of total accounts receivable.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 13. Commitments and Contingencies

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

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 13. Commitments and Contingencies (Continued)

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

Litigation

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.  In November 2013, the Company’s Chief Operating Officer resigned from the Company.  The former Chief Operating Officer alleges that the resignation was for Good Reason, as defined in the former Chief Operating Officer’s employment agreement, and filed a demand for arbitration in December 2013.  The former Chief Operating Officer is seeking severance pay equal to $60,000, which is 50% of her annual salary in effect as of the date of resignation. The Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for this lawsuit.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 14. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2013 and 2012.  The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2013	2012
Tax (benefit) at U.S. statutory rate	$(721,000)	$7,000
State income tax (benefit), net of federal benefit	(77,000)	1,000
Employee stock-based compensation	284,000	101,000
Change in warrant valuation	-	(642,000)
Amortization of debt discount	-	87,000
Other adjustments	(39,000)	(13,000)
Expiration of net operating loss	-	81,000
Change in valuation allowance	553,000	378,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets (liabilities), current:
Allowance for doubtful accounts	$2,200	$1,000
Stock warrant consideration and other	114,100	119,300
Accrued shareholder interest	120,600	—
Deferred license revenue	81,800	70,600
Valuation allowance	(318,700)	(190,900)
	$—	$—

Deferred tax assets (liabilities), noncurrent:
Deferred license revenue	$662,000	$713,500
Depreciation	7,500	3,400
Bonus payable	108,300	108,300
Accrued deferred compensation payable	523,500	446,900
Research and development credit	45,400	—
Net operating loss carryforward	8,187,700	7,836,600
Valuation allowance	(9,534,400)	(9,108,700)
	$—	$—

As of December 31, 2013 and 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $21,800,000 and $21,000,000, respectively, which expire through 2033. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2013 and 2012 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $553,000 and $378,000, respectively.

As of December 31, 2013, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2013. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Dais Analytic Corporation
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note 15.  Subsequent Events

Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), for $1.5 million, at $0.04 per share pursuant to Regulation S.  The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of Common Stock to the Investor.

The Company shall use the proceeds from the sale of the Common Stock for working capital, business development and as registered capital in an entity, which the Company is expected to be the majority owner (the “China Subsidiary”), to be incorporated in China with the Investor.  Upon formation of this entity, the Investor shall provide additional funds to the China Subsidiary, to be negotiated and agreed upon between the Parties and as needed to fund the China Subsidiary including, but not limited to funds to secure and pay personnel and build the required facilities and infrastructure to sell the Company’s ConsERV and Aqualyte materials products in China.

Litigation

In March 2014, the Company received notice of a lawsuit against the Company and one of its OEM customers for damages in connection with the installation of equipment by a contractor involved in a construction project.  The contractor makes claims for breach or warranties, negligence and products liability.  In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, including consequential and incidental damages, allegedly caused by equipment manufactured by the Company and its customer. The Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for this lawsuit.

No other material events have occurred subsequent to December 31, 2013 that require recognition or disclosure in these financial statements.