Form 10-Q
period 2014-03-31
DAIS ANALYTIC CORP
filed 2014-05-15
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

There were 101,109,034 shares of the Registrant’s $0.01 par value common stock outstanding as of May 15, 2014.

Dais Analytic Corporation

PART I — FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$848,440	$27,125
Accounts receivable, net	149,848	149,130
Other receivables	101,515	109,106
Inventory	155,210	159,870
Prepaid expenses and other current assets	42,408	47,540
Total Current Assets	1,297,421	492,771

Property and equipment, net	95,745	96,981

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $183,877 and $176,178 at March 31, 2014 and December 31, 2013, respectively	114,363	113,139
Total Other Assets	116,643	115,419

TOTAL ASSETS	$1,509,809	$705,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $10,809 and $160,374 at March 31, 2014 and December 31, 2013, respectively	$476,096	$641,074
Accrued expenses, other	125,113	126,990
Current portion of deferred revenue	119,850	205,201
Note payable, related party	-	35,000
Total Current Liabilities	721,059	1,008,265

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,687,533	1,672,893
Deferred revenue, net of current portion	1,743,607	1,773,525
Total Long-Term Liabilities	3,431,140	3,446,418

TOTAL LIABILITIES	4,152,199	4,454,683

STOCKHOLDERS' DEFICIT

Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,366,247 and 60,116,247 shares issued and 101,109,034 and 59,859,034 shares outstanding, respectively	1,013,663	601,163
Capital in excess of par value	38,093,734	36,994,742
Accumulated deficit	(40,477,675)	(40,073,305)
	(1,370,278)	(2,477,400)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(2,642,390)	(3,749,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,509,809	$705,171

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

REVENUE:
Sales	$220,411	$569,622
License fees	31,170	50,420
	251,581	620,042

COST OF GOODS SOLD	207,150	486,593

GROSS MARGIN	44,431	133,449

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $160,917 and $0, respectively	108,026	114,329
Selling, general and administrative expenses	340,455	325,371
TOTAL OPERATING EXPENSES	448,481	439,700

LOSS FROM OPERATIONS	(404,050)	(306,251)

OTHER EXPENSE (INCOME)
Interest expense	374	-
Interest income	(54)	(102)
TOTAL OTHER EXPENSE (INCOME)	320	(102)

NET LOSS	$(404,370)	$(306,149)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	70,991,247	55,422,501

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2013	60,116,247	$601,163	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)

Stock-based compensation	-	-	11,492	-	-	11,492

Issuance of common stock for cash, including common stock issued to placement agent	41,250,000	412,500	1,087,500			1,500,000

Net loss	-	-	-	(404,370)	-	(404,370)

Balance, March 31, 2014	101,366,247	$1,013,663	$38,093,734	$(40,477,675)	$(1,272,112)	$(2,642,390)

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,370)	$(306,149)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	18,135	14,627
Stock based compensation expense	11,492	24,758
(Increase) decrease in:
Accounts receivable	(718)	61,679
Other receivables	7,591	-
Inventory	4,660	(61,062)
Prepaid expenses and other assets	5,132	(359)
Increase (decrease) in:
Accounts payable and accrued expenses	(166,855)	61,787
Accrued compensation and related benefits	14,640	(28,715)
Deferred revenue	(115,269)	(50,420)
Net cash used by operating activities	(625,562)	(283,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(8,923)	(16,284)
Purchases of property and equipment	(9,200)	(5,811)
Net cash used by investing activities	(18,123)	(22,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	(35,000)	-
Issuance of common stock, net of offering costs	1,500,000	29,973
Net cash provided by financing activities	1,465,000	29,973

Net increase (decrease) in cash and cash equivalents	821,315	(275,976)

Cash and cash equivalents, beginning of period	27,125	294,150

Cash and cash equivalents, end of period	$848,440	$18,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$374	$-

The accompanying notes are an integral part of these financial statements

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 1. Background Information

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2014.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of March 31, 2014, the Company has an accumulated deficit of $40,477,675 and a stockholders’ deficit of $2,642,390. The Company used $625,562 and $283,854 of cash in operations during the three months ended March 31, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. The Company, as a result of an equity financing completed in the quarter ended March 31, 2014, has $848,440 in cash and cash equivalents. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

The Company is currently highly dependent on one customer. In October of 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”). Pursuant to the agreement, effective October 26, 2012, we licensed certain intellectual property and improvements thereto to MGE, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system. MGE also agreed to purchase its requirements of certain products including, but not limited to, our ConsERV™ energy recovery ventilator cores from us for MGE’s use, pursuant to the terms and conditions of the agreement. MGE then entered into a sublicense with Multistack, LLC. Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at March 31, 2014, has an ownership interest in both MGE and Multistack, LLC. For the year ended December 31, 2013, Multistack, LLC, accounted for approximately 83% of the Company’s revenue. For the quarter ended March 31, 2014, Multistack, LLC, accounted for approximately 86% of the Company’s revenue.

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. The Company plans to increase its sales outside North America and raise equity through the sale of licenses and equity securities. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to pay our outstanding obligations and fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2014 and 2013, (b) the financial position at March 31, 2014 and December 31, 2013, and (c) cash flows for the three month periods ended March 31, 2014 and 2013, have been made.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $831 and $2,576 at March 31, 2014 and March 31, 2013, respectively.

Other receivables - Accounts receivable consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E grant program. The Company prepares invoices as it meets grant program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at March 31, 2014.

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

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was approximately $7,700 and $6,000 for the three months ended March 31, 2014 and 2013, respectively. Total patent amortization expense for the next five years is estimated to be approximately $16,000 per year and $32,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three month period ended March 31, 2014.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. In certain instances, our ConsERV product carries a warranty for two years for all parts contained therein with the exception of the energy recovery ventilator core which, in such circumstances, typically carries a 10 year warranty. The warranty includes replacement of defective parts. The Company has recorded an accrual of approximately $92,100 for future warranty expenses at March 31, 2014 and December 31, 2013.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $31,170 and $50,420 from license agreements for the three months ended March 31, 2014 and 2013, respectively.

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

There were no awards granted during the three months ended March 31, 2014 and 2013.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three months ended March 31, 2014 and 2013, the Company did not issue any non-employee stock based compensation.

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended March 31, 2014 and 2013, the Company incurred gross research and development costs of approximately $268,900 and $114,300, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three months ended March 31, 2014, the Company recorded approximately $160,900 in grant proceeds against research and development expenses on the statement of operations. There were no grant proceeds received by the Company during the three months ended March 31, 2013.

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

Financial instruments - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of approximately $500,000 at March 31, 2014. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2014 and 2013, the Company had 38,801,745 and 38,543,711 potentially dilutive common shares that were not included in the computation of income (loss) per share.

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

Note 4. Accrued Expenses, other

Accrued expenses, other consist of the following:

	March 31, 2014	December 31, 2013
Accrued expenses, other	$33,070	$34,890
Accrued warranty costs	92,043	92,100
	$125,113	$126,990

Note 5. Related Party Transactions

Timothy N. Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Mr. Tangredi currently owns 52% of Aegis’ outstanding equity and spends approximately four to six hours per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. As a result of a $150,000 payment made by Aegis, the first license is considered fully paid and as such no additional license revenue will be forthcoming. Pursuant to the second license Aegis made an initial one-time payment of $50,000 and is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. To date Aegis has sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments will end on the earlier of June 2, 2015 or upon the aggregate of all sums paid to us by Aegis under the agreement reaching $1 million. The term of each respective license runs for the duration of the patented technology.

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $12,200 during each of the quarters ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, $9,779 and $124,917, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of March 31, 2014 and December 31, 2013 of $1,687,533 and $1,672,893, respectively. The Company determined that all of the accrued payroll is a long term liability, as the Company does not believe it will be repaid within the next year.

On November 25, 2013, the Company entered into an agreement with a related party to borrow $35,000, the entire amount of which was due on demand as of December 31, 2013, with an interest rate of 6%. The Company paid all interest and principal due under this note on March 7, 2014.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6. Stock Options and Warrants

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

There were no options awarded or exercised during the three months ended March 31, 2014 and 2013.

The following summarizes the information relating to outstanding stock options activity with employees during 2014:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	21,531,416	$0.26	5.91	$-

Expired/Forfeited	(100,000)	0.12

Outstanding at March 31, 2014	21,431,416	$0.26	5.69	$671,502

Exercisable at March 31, 2014	20,926,693	$0.27	5.62	$596,776

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 6. Stock Options and Warrants (Continued)

Stock compensation expense was approximately $11,500 and $24,800 for the three months ended March 31, 2014 and 2013, respectively. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was approximately $29,100 and $27,400, respectively.

As of March 31, 2014, there was approximately $43,600 of unrecognized employee stock-based compensation expense related to non vested stock options, of which approximately $20,700, $21,900 and $1,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2014, and for the fiscal years ending 2015 and 2016, respectively.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2013	605,140	$0.13
Vested	(100,417)	$0.30
Nonvested options – March 31, 2014	504,723	$0.11

Warrants

At March 31, 2014, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	1.98	0.34
Warrants-Consulting Agreement	825,000	0.52	0.30
Warrants-Note Conversions	2,177,663	1.12	0.40
Warrants-Stock Purchases	6,967,666	3.33	0.36
Warrants-Services	400,000	0.81	0.50
Total	17,370,329

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 7. Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company shall use the proceeds from the sale of the common stock for working capital and business development. Pursuant to the SPA, the Company and the Investor negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and the Investor (see Note 10). The SPA also requires the Company to appoint a director nominated by the Investor which shall be completed during the second quarter of 2014. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

Note 8. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. This agreement expired at the end of 2013. The Company recognized revenue of approximately $19,000 for this agreement during the quarter ended March 31, 2013.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. The Company recognized revenue of approximately $1,250 for this agreement during each of the quarters ended March 31, 2014 and 2013.

On October 30, 2012, the Company and MGE, a company in which a shareholder of the Company holds a position , entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012, pursuant to which the Company licensed certain intellectual property and improvements thereto to MGE, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MGE. MGE also agreed to purchase its requirements of certain ConsERV products from the Company for MGE’s use, pursuant to the terms and conditions of the Agreement. MGE will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MGE based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license and royalty revenue of approximately $36,000 and $30,000 for this Agreement during the quarters ended March 31, 2014 and 2013, respectively.

Dais Analytic Corporation
Notes to Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

Note 8. Deferred Revenue (Continued)

MGE entered into a sublicense with Multistack, LLC. Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at March 31, 2014, has an ownership interest in both MGE and Multistack, LLC. For the quarters ended March 31, 2014 and 2013, Multistack, LLC, accounted for approximately 86% and 77% of the Company’s revenue, respectively. At both March 31, 2014 and March 31, 2013, amounts due from Multistack, LLC were approximately 63% and 86%, respectively, of total accounts receivable.

Note 9. Litigation

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

In November 2013, the Company’s Chief Operating Officer resigned from the Company. The former Chief Operating Officer alleges that the resignation was for Good Reason, as defined in the former Chief Operating Officer’s employment agreement, and filed a demand for arbitration in December 2013. The former Chief Operating Officer is seeking severance pay equal to $60,000, which is 50% of her annual salary in effect as of the date of resignation. The Company disputes the material allegations in the arbitration demand and believes the risk of loss is remote.

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

For both matters, the Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for these matters.

Note 10. Subsequent Events

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”). Pursuant to the Distribution Agreement, in exchange for $500,000, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and the Distributor first memorialized in the Securities Purchase Agreement, dated January 21, 2014 between the Distributor and Dais, the Distributor shall form SoEX (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory. Upon the legal formation of the Subsidiary, Dais will be issued 25% of the equity of the Subsidiary, the right to a board seat and certain preemptive rights. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, the Distributor’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

No other material events have occurred subsequent to March 31, 2014 that require recognition or disclosure in these financial statements.

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

RECENT DEVELOPMENTS

Securities Purchase Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company shall use the proceeds from the sale of the common stock for working capital and business development. Pursuant to the SPA, the Company and the Investor negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and the Investor. The SPA also requires the Company to appoint a director nominated by the Investor which shall be completed during the second quarter of 2014. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

Initial ConsERV™ Order on Installation in China

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage at three different sites. We believe sales in China are our best route to increased sales and profitability.

Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”). Pursuant to the Distribution Agreement, in exchange for $500,000, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and the Distributor first memorialized in the Securities Purchase Agreement, dated January 21, 2014 between the Distributor and Dais, the Distributor shall form SoEX (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory. Upon the legal formation of the Subsidiary, Dais will be issued 25% of the equity of the Subsidiary, the right to a board seat and certain preemptive rights. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, the Distributor’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

US Army Small Business Innovation Research Grant

In the first quarter of 2013, Dais was awarded a grant titled “Non-Fouling Water Reuse Technologies”. The grant allows Dais to tailor its NanoClear® process to the needs of Army units. NanoClear has repeatedly shown that its novel Aqualyte® family of materials has the ability to separate most contaminants from water, achieving nearly ‘parts per billion’ clean product water with little or no fouling of the important membrane component.

RESULTS OF OPERATIONS

MARCH 31, 2014 COMPARED TO MARCH 31, 2013

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2014	2013
REVENUE:
Sales	$220,411	$569,622
License fees	31,170	50,420
TOTAL REVENUE	251,581	620,042
COST OF GOODS SOLD	207,150	486,593
GROSS MARGIN	44,431	133,449
OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $160,917 and $0, respectively	108,026	114,329
Selling, general and administrative expenses	340,455	325,371
TOTAL OPERATING EXPENSES	448,481	439,700
LOSS FROM OPERATIONS	(404,050)	(306,251)
OTHER EXPENSE (INCOME)	320	(102)
NET LOSS	$(404,370)	$(306,149)

REVENUES

The decrease in revenues in the 2014 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC (“MGE”). For the quarter ended March 31, 2014, Multistack, LLC, accounted for approximately 86% of the Company’s revenue. We expected both revenue and cost of goods sold to decrease beginning in 2014 as a result of the License and Supply Agreement. We are working to create license/supply relationships with HVAC or ERV OEMs having a dominant presence in existing direct related sales channels world-wide outside of North and South America. The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. We believe sales in China are our best route to increased sales and profitability.

Product sales were $220,411 and $569,622 for the quarters ended March 31, 2014 and 2013, a decrease of $349,211 of 61.3%. We now generate our revenues primarily from the sale of our ConsERV™ cores. Revenues for ConsERV™ cores were higher in 2013 as a result of a sales for a large hospital project in 2013. Revenues were also higher in 2013 as a result of sales of Energy Recovery Systems sales which we no longer sell as a result of the License and Supply Agreement with MGE.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold was $207,150 and $486,593 for the quarters ended March 31, 2014 and 2013, respectively. The decrease of $279,443 was a decrease of 57.4%, in line with the decrease in product sales. The decrease was slightly lower due to the loss of efficiency due to the lower sales volume in 2014.

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

GROSS MARGIN

Our gross margin decreased to $44,431 in the quarter ended March 31, 2014 from $133,449 in the quarter ended March 31, 2013 as a result of lower sales and lower license fees. Our gross margin percentage decreased from 23.4% for the quarter ended March 31, 2013 to 20.1% for the quarter ended March 31, 2014 as a result of the factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $340,455 for the quarter ended March 31, 2014, compared to $325,371 for the quarter ended March 31, 2013, an increase of $15,084 or 4.6%.

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

NET INCOME (LOSS):

Net loss for the quarter ended March 31, 2014 was $404,370 compared to net loss of $306,149 for the quarter ended March 31, 2013. The loss in the quarter ended March 31, 2014 was a result of lower sales and lower gross margin in the quarter ended March 31, 2014.

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

We will be dependent upon our existing cash of $848,440 at March 31, 2014, product sales and any additional debt and equity issuances to finance our operations through the next 12 months. The Company has incurred significant losses since inception. As of March 31, 2014, the Company has an accumulated deficit of $40,477,675 and a stockholders’ deficit of $2,642,390. The Company used $625,562 and $283,854 of cash in operations during the three months ended March 31, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. The Company, as a result of an equity financing completed in the quarter ended March 31, 2014, has $848,440 in cash and cash equivalents. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of Common Stock to the Investor. The Company shall use the proceeds from the sale of the Common Stock for working capital and business development. The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2014	2013
Cash flows (used by) by operating activities	$(625,562)	$(283,854)
Cash flows (used by) investing activities	(18,123)	(22,095)
Cash flows provided by financing activities	1,465,000	29,973
Net increase (decrease) in cash and cash equivalents	$821,315	$(275,976)

Cash and cash equivalents as of March 31, 2014 were $848,440 compared to $27,125 as of December 31, 2013. Cash is primarily used to fund our working capital requirements.

As of March 31, 2014, the Company had working capital of $576,362 compared to a working capital deficit of $515,494 as of December 31, 2013.

Net cash used by operating activities was approximately $625,500 for the three months ended March 31, 2014 as a result of our net loss and funds used to pay accounts payable and accrued expenses.

Net cash used in investing activities was approximately $18,000 for the three months ended March 31, 2014 for payments on patents and the purchase of property and equipment.

Net cash provided by financing activities was $1,465,000 for the three months ended March 31, 2014 as a result of the aforementioned $1,500,000 sale of common stock and the repayment of a $35,000 note to a related party.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, the Company has not made any changes to our internal control processes.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

In November 2013, the Company’s Chief Operating Officer resigned from the Company. The former Chief Operating Officer alleges that the resignation was for Good Reason, as defined in the former Chief Operating Officer’s employment agreement, and filed a demand for arbitration in December 2013. The former Chief Operating Officer is seeking severance pay equal to $60,000, which is 50% of her annual salary in effect as of the date of resignation. The Company disputes the material allegations in the arbitration demand and believes the risk of loss is remote.

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

For both matters, the Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for these matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, the Company issued the following equity securities.

The Company entered into an SPA with the Investor, pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor 3,750,000 shares of common stock to a non-U.S. placement agent. The Company shall use the proceeds from the sale of the common stock for working capital and business development. Pursuant to the SPA, the Company and the Investor negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and the Investor. The SPA also requires the Company to appoint a director nominated by the Investor which shall be completed during the second quarter of 2014. The Investor, however, Investor signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

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
_______________
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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 15, 2014	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ PETER DICHIARA
Peter DiChiara
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)