Form 10-Q
period 2014-06-30
DAIS ANALYTIC CORP
filed 2014-08-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

There were 101,109,034 shares of the Registrant’s $0.01 par value common stock outstanding as of August 14, 2014.

Dais Analytic Corporation

PART I — FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$569,777	$27,125
Accounts receivable, net	163,661	149,130
Other receivables	47,993	109,106
Inventory	182,216	159,870
Prepaid expenses and other current assets	78,262	47,540
Total Current Assets	1,041,909	492,771

Property and equipment, net	85,366	96,981

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $189,705 and
$176,178 at June 30, 2014 and December 31, 2013, respectively	118,653	113,139
Total Other Assets	120,933	115,419

TOTAL ASSETS	$1,248,208	$705,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of
$4,403 and $160,374 at June 30, 2014 and December 31, 2013, respectively	$382,335	$641,074
Accrued expenses, other	128,081	126,990
Current portion of deferred revenue and customer deposits	134,618	205,201
Note payable, related party	-	35,000
Total Current Liabilities	645,034	1,008,265

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,695,672	1,672,893
Deferred revenue, net of current portion	1,763,686	1,773,525
Total Long-Term Liabilities	3,459,358	3,446,418

TOTAL LIABILITIES	4,104,392	4,454,683

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,366,247 and 60,116,247 shares issued and 101,109,034 and 59,859,034 shares outstanding, respectively	1,013,663	601,163
Capital in excess of par value	38,138,143	36,994,742
Accumulated deficit	(40,735,878)	(40,073,305)
	(1,584,072)	(2,477,400)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(2,856,184)	(3,749,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,248,208	$705,171

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE:
Sales	$488,354	$477,950	$708,765	$1,047,572
License fees and royalties	34,248	50,419	65,418	100,839
	522,602	528,369	774,183	1,148,411

COST OF GOODS SOLD	307,400	351,184	514,550	832,147

GROSS MARGIN	215,202	177,185	259,633	316,264

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $99,087, $0, $260,004 and $0	109,312	206,784	217,338	326,742

Selling, general and administrative expenses	365,931	1,058,907	706,386	1,384,238
TOTAL OPERATING EXPENSES	475,243	1,265,691	923,724	1,710,980

LOSS FROM OPERATIONS	(260,041)	(1,088,506)	(664,091)	(1,394,716)

OTHER EXPENSE (INCOME)
Other income	(1,500)	(5,000)	(1,500)	(5,000)
Interest expense	-	-	374	-
Interest income	(338)	-	(392)	(62)
TOTAL OTHER EXPENSE (INCOME)	(1,838)	(5,000)	(1,518)	(5,062)

NET LOSS	$(258,203)	$(1,083,506)	$(662,573)	$(1,389,654)

NET LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.02)	$(0.01)	$(0.02)
NET LOSS PER COMMON SHARE, DILUTED	$(0.00)	$(0.02)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,366,247	55,767,097	86,262,656	55,595,751

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2013	60,116,247	$601,163	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)

Stock-based compensation	-	-	55,901	-	-	55,901

Issuance of common stock for cash,	41,250,000	412,500	1,087,500	-	-	1,500,000
including common stock issued to
placement agent

Net loss	-	-	-	(662,573)	-	(662,573)

Balance, June 30, 2014	101,366,247	$1,013,663	$38,138,143	$(40,735,878)	$(1,272,112)	$(2,856,184)

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662,573)	$(1,389,654)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	34,342	28,549
Stock based compensation expense	55,901	752,450
Increase in allowance for doubtful accounts	-	8,698
(Increase) decrease in:
Accounts receivable	(14,531)	267,164
Other receivables	61,113	-
Inventory	(22,346)	38,430
Prepaid expenses and other assets	(30,722)	(7,181)
Increase (decrease) in:
Accounts payable and accrued expenses	(257,648)	(2,791)
Accrued compensation and related benefits	22,779	64,610
Deferred revenue and customer deposits	(80,422)	(100,839)
Net cash used by operating activities	(894,107)	(340,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(19,041)	(33,493)
Purchases of property and equipment	(9,200)	(5,811)
Net cash used by investing activities	(28,241)	(39,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	(35,000)	-
Issuance of common stock, net of offering costs	1,500,000	179,888
Net cash provided by financing activities	1,465,000	179,888

Net increase (decrease) in cash and cash equivalents	542,652	(199,980)

Cash and cash equivalents, beginning of period	27,125	294,150

Cash and cash equivalents, end of period	$569,777	$94,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$374	$-

The accompanying notes are an integral part of these financial statements

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2014.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of June 30, 2014, the Company has an accumulated deficit of $40,735,878 and a stockholders’ deficit of $2,856,184. The Company used $894,107 and $340,564 of cash in operations during the six months ended June 30, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. The Company, as a result of an equity financing completed in the quarter ended March 31, 2014, has $569,777 in cash and cash equivalents. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

Currently, the Company secures a substantial portion of its revenue from one customer. In October of 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”). Pursuant to the agreement, effective October 26, 2012, we licensed certain intellectual property and improvements thereto to MGE, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system. MGE also agreed to purchase its requirements of certain products including, but not limited to, our ConsERV™ energy recovery ventilator cores from us for MGE’s use, pursuant to the terms and conditions of the agreement. MGE then entered into a sublicense with Multistack, LLC. Based on filings with the U.S. Securities and Exchange Commission, Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at June 30, 2014, has an ownership interest in both MGE and Multistack, LLC. For the year ended December 31, 2013, Multistack, LLC, accounted for approximately 83% of the Company’s revenue. For the three and six months ended June 30, 2014, Multistack, LLC, accounted for approximately 62% and 59%, respectively, of the Company’s revenue.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. The Company plans to increase its sales outside North America and raise equity through the sale of licenses. As discussed in Note 10, on April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., to distribute certain of the Company’s products in China. The Company is scheduled to receive a $500,000 payment, of which $25,000 has been received, that is due on or before October 24, 2014. There can be no assurance, however, that the Company will be successful in securing other such cash flows. Any failure to timely procure additional cash flows adequate to pay our outstanding obligations and fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2014 and 2013, (b) the financial position at June 30, 2014 and December 31, 2013, and (c) cash flows for the six month periods ended June 30, 2014 and 2013, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $831 at June 30, 2014 and December 31, 2013, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy grant programs. The Company prepares invoices as it meets grant program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at June 30, 2014 and December 31, 2014.

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

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,828 and $5,295 for the three months ended June 30, 2014 and 2013, respectively. Patent amortization expense was $13,527 and $11,303 for the six months ended June 30, 2014 and 2013, respectively. Total patent amortization expense for the next five years is estimated to be approximately $17,000 per year and $34,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three and six month periods ended June 30, 2014.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. In certain instances, our ConsERV energy recovery ventilator product carries a warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core which, in some circumstances, may carry a warranty of up to 10 years. Subject to the terms of any such warranty, Company provides replacement parts for such products if original parts are determined to be defective. The Company has recorded an accrual of approximately $92,100 for future warranty expenses at June 30, 2014 and December 31, 2013.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $61,263 and $100,800 from license agreements for the six months ended June 30, 2014 and 2013, respectively. The Company recognized revenue of $30,093 and $50,400 from license agreements for the three months ended June 30, 2014 and 2013, respectively.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the six months ended June 30, 2014, the Company issued options to purchase 50,000 shares of stock at $0.27 per share to a consultant. The total fair value of the options was determined to be $11,809. During the six months ended June 30, 2013, the Company did not issue any non-employee stock based compensation.

The value of option grants given to employees and consultants are estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the six months ended June 30, 2014 and 2013:

Six Months Ended	2014	2013
Dividend rate	0%	0%
Risk free interest rate	0.02% – 0.03%	2.03% – 2.20%
Expected term	3 –10 years	10 years
Expected volatility	177% – 183%	177%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company’s common stock.

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and six months ended June 30, 2014, the Company incurred gross research and development costs of approximately $208,400 and $477,300, respectively. For the three and six months ended June 30, 2013, the Company incurred gross research and development costs of approximately $206,800 and $326,800, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and six months ended June 30, 2014, the Company recorded approximately $99,100 and $260,000, respectively, in grant proceeds against research and development expenses on the statements of operations. There were no grant proceeds received by the Company during the three and six months ended June 30, 2013.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of approximately $450,000 at June 30, 2014. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three and six months ended June 30, 2014 and 2013, the Company had 37,831,418 and 36,881,319 potentially dilutive common shares that were not included in the computation of income (loss) per share.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 3. Significant Accounting Policies (Continued)

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

Recent accounting pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Other recent accounting pronouncements issued by FASB, the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accrued Expenses, other

Accrued expenses, other consist of the following:

	June 30, 2014	December 31, 2013
Accrued expenses, other	$36,826	$34,890
Accrued warranty costs	91,255	92,100
	$128,081	$126,990

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

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 5. Related Party Transactions (continued)

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $12,200 during each of the three month periods ended June 30, 2014 and 2013 and approximately $24,400 during each of the six month periods ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, $3,779 and $124,917, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer and two other employees for deferred salaries earned and unpaid as of June 30, 2014 and December 31, 2013 of $1,695,672 and $1,672,893, respectively. The Company determined that all of the accrued payroll is a long term liability, as the Company does not believe it will be repaid within the next year.

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

The average fair value of options granted at market value during the six months ended June 30, 2014 and 2013 was $0.26 and $0.15 per share respectively. There were no options exercised during the six months ended June 30, 2013 and 2014.

The following summarizes the information relating to outstanding stock options activity with employees and consultants during 2014:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	21,531,416	$0.26	5.91	$-

Granted	150,000	$0.26

Expired/Forfeited	(256,000)	$0.23

Outstanding at June 30, 2014	21,425,416	$0.26	5.47	$671,442

Exercisable at June 30, 2014	20,940,694	$0.27	5.40	$596,716

Stock compensation expense was approximately $44,400 and $55,900 for the three and six months ended June 30, 2014, respectively, and $727,700 and $752,500 for the three and six months ended June 30, 2013, respectively. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was approximately $32,700 and $640,200, respectively.

As of June 30, 2014, there was approximately $36,100 of unrecognized employee stock-based compensation expense related to non vested stock options, of which approximately $13,200, $21,900 and $1,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2014, and for the fiscal years ending 2015 and 2016, respectively.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 6. Stock Options and Warrants (Continued)

The following table represents our non vested share-based payment activity with employees and consultants for the six months ended June 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2013	605,140	$0.13
Granted	150,000	0.26
Vested	(270,418)	$0.18
Nonvested options – June 30, 2014	484,722	$0.11

Warrants

At June 30, 2014, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	1.73	0.34
Warrants-Consulting Agreement	575,000	0.46	0.32
Warrants-Note Conversions	1,761,413	1.12	0.43
Warrants-Stock Purchases	6,669,589	3.22	0.36
Warrants-Services	400,000	0.56	0.50
Total	16,406,002

Note 7. Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company shall use the proceeds from the sale of the common stock for working capital and business development. Pursuant to the SPA, the Company and the Investor negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and the Investor (see Note 10). The SPA also requires the Company to appoint a director nominated by the Investor which shall be completed upon final review of the applicant nominated by the Investor. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

Note 8. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. This agreement expired at the end of 2013. The Company recognized revenue of approximately $19,250 for this agreement during each quarter ended March 31, 2013 and June 30, 2013.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. This agreement expired during the quarter ended June 30, 2014. The Company recognized revenue of approximately $1,250 and $1,424 for this agreement during the three and six months, respectively, ended June 30, 2014 and $1,250 and $2,500 for this agreement during the three and six months, respectively, ended June 30, 2013.

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MGE based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license and royalty revenue of approximately $30,000 and $60,000 for this Agreement during the quarters and six-month periods ended June 30, 2014 and 2013, respectively.

MGE entered into a sublicense with Multistack, LLC. Based on filings with the U.S. Securities and Exchange Commission, Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at June 30, 2014, has an ownership interest in both MGE and Multistack, LLC. For the three and six months ended June 30, 2014, Multistack, LLC, accounted for approximately 62% and 59%, respectively, of the Company’s revenue. At June 30, 2014 and December 31, 2013, amounts due from Multistack, LLC were approximately 50% and 63%, respectively, of total accounts receivable.

As discussed in Note 10, on April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., to distribute certain of the Company’s products in China. The Company is scheduled to receive a $500,000 payment, of which $25,000 has been received, that is due on or before October 24, 2014. This fee will be deferred and will be recognized on a straight-line basis over a performance period of 15 years.

Dais Analytic Corporation
Notes to Financial Statements
Six Months Ended June 30, 2014
(Unaudited)

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

In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, primarily consequential and incidental damages, allegedly caused by an alleged failure of a subcontracted component of equipment provided by the Company and its customer.

For both matters, the Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for these matters.

Note 10. Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”), to distribute certain of the Company’s products. Pursuant to the Distribution Agreement, in exchange for $500,000, including $50,000 due upon the execution of the Distribution Agreement, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, the Distributor’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

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

Note 11. Subsequent Events

No material events have occurred subsequent to June 30, 2014 that require recognition or disclosure in these financial statements.

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

We expect ConsERV™ to continue to be our focused commercial product through 2014 with a growing emphasis on adding additional distribution channels for the ConSERV product, creating newer sales opportunities for key ConsERV components in allowed distribution channels in non-ConsERV products, and the development of the NanoClear product by moving to pilot stage activities focusing on initial commercialization.

RECENT DEVELOPMENTS

Securities Purchase Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“SoEx”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S.  The Company received the $1.5 million from SoEX on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to SoEX and 3,750,000 shares of common stock to a non-U.S. placement agent.  The Company shall use the proceeds from the sale of the common stock for working capital and business development.  Pursuant to the SPA, the Company and SoEX negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and SoEX.  The SPA also requires the Company to appoint a director nominated by the Investor which shall be completed upon final review of the applicant nominated by SoEX.  SoEX also signed a voting agreement which obligates SoEX to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to SoEX, which were issued on March 6, 2014.

Initial ConsERV™ Order on Installation in China

The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage at three different sites. Since this initial installation the Company has a total of four other high profile installations of the ConsERV product in China which should increase through our relationship with SoEX. We believe sales in China are our best route to increased sales and profitability.

Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX.  Pursuant to the Distribution Agreement, in exchange for $500,000, royalty payments and a commitment from SoEX to purchase nano-material membrane and other products from Dais, SoEX obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”).  Further SoEX received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and SoEX first memorialized in the Securities Purchase Agreement, dated January 21, 2014 between SoEX and Dais, SoEX shall form SoEX (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory.  Upon the legal formation of the Subsidiary, Dais will be issued 25% of the equity of the Subsidiary, the right to a board seat and certain preemptive rights.  The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, SoEX’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

Membrane Sales to SoEX and ConsERV Core sales to Distributors

During the second quarter of 2014, the Company began making shipments of its membrane to SoEX.  The Company generated revenues of approximately $130,000 from membrane sales to SoEX.  SoEX will use the membrane to build ConsERV™ cores and systems for which the Company shall earn a royalty.  Additionally the Company produced and shipped ConsERV cores to existing China based distributors during this period partially offsetting the drop in sales to Licensee in the North and South American markets. The Company expects sales to grow in China, and other geographic areas in Asia leveraging the manufacturing of ConsERV product in China.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

The following table indicates certain data derived from our Statements of Operations for the three months ended June 30, 2014:

	2014	2013
REVENUE:
Sales	$488,354	$477,950
License fees and royalties	34,248	50,419
	522,602	528,369

COST OF GOODS SOLD	307,400	351,184
GROSS MARGIN	215,202	177,185
OPERATING EXPENSES
Research and development expenses, net of government grant	109,312	206,784
proceeds of $99,087 and $0
Selling, general and administrative expenses	365,931	1,058,907
TOTAL OPERATING EXPENSES	475,243	1,265,691
LOSS FROM OPERATIONS	(260,041)	(1,088,506)

REVENUES

Revenues for the quarter ended June 30, 2014 decreased slightly from $528,369 to 522,602.  The decrease in revenues in the 2014 period is primarily attributable to a decrease in licensing fees and royalties from approximately $50,000 to approximately $34,000 as certain licensing agreements expired.  Product sales increased to approximately $488,000 from $478,000 primarily as a result of an increase in the sale of membrane to approximately $130,000 from $13,000. Sales of ConsERV™ cores decreased  to approximately $353,000 in 2014 from $433,000 in 2013 as a result of a decrease in sales the Licensee in the North and South American markets sales as the result of a large hospital project in 2013 partially offset by increased ConsERV core sales to China-based distributors.

In October 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”) transitioning ConsERV™ system sales in North and South America to MGE.  We are working to create license/supply relationships with HVAC or ERV OEMs having a dominant presence in existing direct related sales channels world-wide outside of North and South America. The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China and are selling membrane to SoEX in China. We believe sales in China are our best route to increased sales and profitability.

COST OF SALES

Our cost of sales for membrane consists of material and services costs paid to several manufacturers that we use for separate stages in the processing of our Aqualyte™ membrane.  The costs for our ConsERV™ cores consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products.

Cost of goods sold was $307,400 and $351,184 for the quarters ended June 30, 2014 and 2013, respectively. The decrease of $43,784 was a decrease of 12.5%, in line with the decrease in product sales of cores partially offset by higher sales of membrane.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $365,931 for the quarter ended June 30, 2014, compared to $1,058,907 for the quarter ended June 30, 2013, a decrease of approximately $693,000 primarily attributable to a decrease of $665,000 in stock-based compensation as a result of stock options granted to our Chief Executive Officer, directors and other employees in 2013.  We also have increased costs in the second quarter of 2014 as a result of travel to China made in connection with increasing our sales and presence in China.

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended June 30, 2014 and 2013, the Company incurred research and development costs of a$109,312 (net of government grant proceeds of $99,087) and $206,784, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. There were no grant proceeds received by the Company during the three months ended June 30, 2013. Without taking into account the reduction as a result of government proceeds, research and development expenses were flat in the second quarter ended June 30, 2014 compared to the second quarter ended June 30, 2013.

NET LOSS:

Net loss for the quarter ended June 30, 2014 was $258,203 compared to net loss of $1,083,506 for the quarter ended June 30, 2013. The higher loss in the quarter ended June 30, 2013 was primarily a result of higher stock compensation expense and research and development expenses.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

The following table indicates certain data derived from our Statements of Operations for the six months ended June 30, 2014:

	2014	2013
REVENUE:
Sales	$708,765	$1,047,572
License fees and royalties	65,418	100,839
	774,183	1,148,411

COST OF GOODS SOLD	514,550	832,147

GROSS MARGIN	259,633	316,264

OPERATING EXPENSES
Research and development expenses, net of government grant	217,338	326,742
proceeds of $260,004 and $0
Selling, general and administrative expenses	706,386	1,384,238
TOTAL OPERATING EXPENSES	923,724	1,710,980

LOSS FROM OPERATIONS	(664,091)	(1,394,716

REVENUES

Revenues for the six months ended June 30, 2014 decreased 32.6% from $1,148,411 to 774,183.  The decrease in revenues in the 2014 period is primarily attributable to a decrease in product sales.  Product sales decreased approximately $339,000 from approximately $1,048,000 primarily as a result of a 36% decrease in the sales of ConsERV™ cores to approximately $568,000 in 2014 from $891,000 in 2013 as a result of a sale for a large hospital project in 2013 and lower core sales in the first quarter of 2014.  In addition, product sales of energy recovery ventilator systems declined approximately $115,000 from the first six months of 2013 as we no longer sell those systems in North and South America due to our agreement with MGE.  The decrease in the sale of cores was partially offset by an increase in the sale of membrane by approximately $120,000 to $133,000 in the first six months of 2014.

In October 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”) transitioning ConsERV™ system sales in North and South America to MGE.  We are working to create license/supply relationships with HVAC or ERV OEMs having a dominant presence in existing direct related sales channels world-wide outside of North and South America. The Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China and is selling membrane to SoEX in China. We believe sales in China are our best route to increased sales and profitability.

COST OF SALES

Cost of goods sold was $514,550 and $832,147 for the six months ended June 30, 2014 and 2013, respectively. The decrease of $317,597 was a decrease of 38.2%, reflecting a 32.3% decrease in product sales during the six months ending June 30, 2014 compared to the six months ended June 30, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $706,386 for the six months ended June 30, 2014, compared to $1,384,238 for the six months ended June 30, 2013, a decrease of approximately $678,000 primarily attributable to $665,000 in stock-based compensation as a result of stock options granted to our Chief Executive Officer, directors and other employees in 2013 partially offset by lower payroll expenses from a lower administrative headcount during the first six months of 2014.  We also have had increased costs in the first six months of 2014 as a result of travel to China made in connection with securing the Distribution Agreement with SOEX, and increasing our sales and presence in China.

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development and engineering of products are expensed as incurred. For the six months ended June 30, 2014 and 2013, the Company incurred research and development costs of approximately $217,338 (net of government grant proceeds of $260,004) and $326,742, respectively.   The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. There were no grant proceeds received by the Company during the six months ended June 30, 2013.  Taking into account the absence of government proceeds, research and development expenses were higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of research and development of the NanoClear and NanoAir technologies towards commercialization.

NET LOSS:

Net loss for the six months ended June 30, 2014 was $662,573 compared to net loss of $1,389,654 for the six months ended June 30, 2013. The lower loss in the six months ended June 30, 2014 was a result of higher stock compensation expense in 2013 partially offset by higher gross margin in 2013.

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

We will be dependent upon our existing cash of $569,777 at June 30, 2014, cash to be received from the Distribution Agreement, product sales and any additional debt and equity issuances to finance our operations through the next 12 months.  The Company has incurred significant losses since inception. As of June 30, 2014, the Company has an accumulated deficit of $40,735,878and a stockholders’ deficit of $2,856,184. The Company used $894,107 and $340,564 of cash in operations during the six months ended June 30, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Six Months Ended June 30,
	2014	2013
Cash flows (used by) by operating activities	$(894,107)	$(340,564)
Cash flows (used by) investing activities	(28,241)	(39,304)
Cash flows provided by financing activities	1,465,000	179,888
Net increase (decrease) in cash and cash equivalents	$542,652	$(199,980)

Cash and cash equivalents as of June 30, 2014 were $569,777 compared to $27,125 as of December 31, 2013. Cash is primarily used to fund our working capital requirements.

As of June 30, 2014, the Company had working capital of $396,875 compared to a working capital deficit of $515,494 as of December 31, 2013.

Net cash used by operating activities was approximately $894,000 for the six months ended June 30, 2014 as a result of our net loss and funds used to pay accounts payable and accrued expenses.  Net cash used in operating activities was approximately $341,000 during the first six months of 2013.  The primary differences include the additional $255,000 used to pay accounts payable and accrued expenses in 2014 and approximately $282,000 from the difference between a decrease in accounts receivable in 2013 and a slight increase in accounts receivable in 2013.

Net cash used in investing activities was approximately $28,000 for the six months ended June 30, 2014 for payments on patents and the purchase of property and equipment slightly lower than during the first six months ended June 30, 2014.

Net cash provided by financing activities was $1,465,000 for the six months ended June 30, 2014 as a result of the aforementioned $1,500,000 sale of common stock and the repayment of a $35,000 note to a related party.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, the Company has not made any changes to our internal control processes.

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

In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, including consequential and incidental damages, allegedly caused by equipment manufactured by a sub-contractor to the Company, and sold by the Company and its customer.

For both matters, the Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for these matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014, the Company issued the following equity securities.

The Company entered into an SPA with SoEX, pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from SOeX on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to SoEX 3,750,000 shares of common stock to a non-U.S. placement agent. The Company shall use the proceeds from the sale of the common stock for working capital and business development. Pursuant to the SPA, the Company and SoEX negotiated the organization of a joint venture subsidiary, which has not yet been formed, owned by the Company and SoEX. The SPA also requires the Company to appoint a director nominated by SoEX which shall be completed upon final review of the applicant nominated by SoEX. SoEX, however, signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to SoEX, which were issued on March 6, 2014.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: August 14, 2014	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ PETER DICHIARA
Peter DiChiara
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)