Form 10-Q
period 2014-09-30
DAIS ANALYTIC CORP
filed 2014-11-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

There were [101,109,034] shares of the Registrant’s $0.01 par value common stock outstanding as of November [14], 2014.

DAIS ANALYTIC CORPORATION

PART I — FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$297,308	$27,125
Accounts receivable, net	203,741	149,130
Other receivables	27,890	109,106
Inventory	194,603	159,870
Prepaid expenses and other current assets	82,937	47,540
Total Current Assets	806,479	492,771

Property and equipment, net	74,958	96,981

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $195,656 and
$176,178 at September 30, 2014 and December 31, 2013, respectively	112,701	113,139
Total Other Assets	114,981	115,419

TOTAL ASSETS	$996,418	$705,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $415,396 and $160,374 at September 30, 2014 and December 31, 2013, respectively	$813,640	$641,074
Accrued expenses, other	172,523	126,990
Current portion of deferred revenue and customer deposits	200,166	205,201
Note payable, related party	-	35,000
Total Current Liabilities	1,186,329	1,008,265

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,287,616	1,672,893
Deferred revenue, net of current portion	1,729,600	1,773,525
Total Long-Term Liabilities	3,017,216	3,446,418

TOTAL LIABILITIES	4,203,545	4,454,683

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 101,366,247 and 60,116,247 shares issued and 101,109,034 and 59,859,034 shares outstanding, respectively	1,013,663	601,163
Capital in excess of par value	38,142,594	36,994,742
Accumulated deficit	(41,091,272)	(40,073,305)
	(1,935,015)	(2,477,400)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(3,207,127)	(3,749,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$996,418	$705,171

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE:
Sales	$405,815	$300,709	$1,114,579	$1,348,281
License fees and royalties	36,226	57,086	101,644	157,924
	442,041	357,795	1,216,223	1,506,205

COST OF GOODS SOLD	281,966	229,595	796,541	1,061,763

GROSS MARGIN	160,075	128,200	419,682	444,442

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $61,103, $91,310, $321,108 and $91,310	100,583	94,638	318,877	421,360

Selling, general and administrative expenses	414,659	373,737	1,120,062	1,757,974
TOTAL OPERATING EXPENSES	515,242	468,375	1,438,939	2,179,334

LOSS FROM OPERATIONS	(355,167)	(340,175)	(1,019,257)	(1,734,892)

OTHER EXPENSE (INCOME)
Other income	-	(13,200)	(1,500)	(18,200)
Interest expense	321	31	695	-
Interest income	(94)	-	(485)	(31)
TOTAL OTHER EXPENSE (INCOME)	227	(13,169)	(1,290)	(18,231)

NET LOSS	$(355,394)	$(327,006)	$(1,017,967)	$(1,716,661)

NET LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.01)	$(0.01)	$(0.03)
NET LOSS PER COMMON SHARE, DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	101,366,247	58,309,755	91,352,511	56,510,360

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2013	60,116,247	$601,163	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)

Stock-based compensation	-	-	60,352	-	-	60,352

Issuance of common stock for cash, including common stock issued to placement agent	41,250,000	412,500	1,087,500	-	-	1,500,000

Net loss	-	-	-	(1,017,967)	-	(1,017,967)

Balance, September 30, 2014	101,366,247	$1,013,663	$38,142,594	$(41,091,272)	$(1,272,112)	$(3,207,127)

The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,017,967)	$(1,716,661)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	50,700	44,936
Stock based compensation expense	60,352	784,394
Increase in allowance for doubtful accounts	-	62,636
(Increase) decrease in:
Accounts receivable	(54,611)	250,103
Other receivables	81,216	(50,876)
Inventory	(34,733)	75,200
Prepaid expenses and other assets	(35,397)	(7,127)
Increase (decrease) in:
Accounts payable and accrued expenses	(197,297)	(50,894)
Accrued compensation and related benefits	30,119	97,915
Deferred revenue and customer deposits	(48,960)	(157,924)
Net cash used by operating activities	(1,166,578)	(668,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(19,039)	(43,680)
Purchases of property and equipment	(9,200)	(5,811)
Net cash used by investing activities	(28,239)	(49,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	(35,000)	-
Issuance of common stock, net of offering costs	1,500,000	464,889
Net cash provided by financing activities	1,465,000	464,889

Net increase (decrease) in cash and cash equivalents	270,183	(252,900)

Cash and cash equivalents, beginning of period	27,125	294,150

Cash and cash equivalents, end of period	$297,308	$41,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$321	$-

The accompanying notes are an integral part of these financial statements

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2014.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. As of September 30, 2014, the Company has an accumulated deficit of $41,091,272 and a stockholders’ deficit of $3,207,127. The Company used $1,166,578 and $668,298 of cash in operations during the nine months ended September 30, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. The Company, as a result of an equity financing completed in the quarter ended March 31, 2014, has $297,308 in cash and cash equivalents. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

Currently, the Company secures a substantial portion of its revenue from one customer. In October of 2012, we entered into a License and Supply Agreement with MG Energy LLC (“MGE”). Pursuant to the agreement, effective October 26, 2012, we licensed certain intellectual property and improvements thereto to MGE, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America. Energy recovery ventilators are mechanical equipment, of which an energy recovery ventilator air to air exchanger core is a component, that assists in the recovery of energy from the exhaust air expelled by an HVAC system for the purpose of pre-conditioning the incoming outdoor air's components prior to supplying the conditioned air to a residential or commercial building, either directly or as part of an air-conditioning system. MGE also agreed to purchase its requirements of certain products including, but not limited to, our ConsERV™ energy recovery ventilator cores from us for MGE’s use, pursuant to the terms and conditions of the agreement. MGE then entered into a sublicense with Multistack, LLC. Based on filings with the U.S. Securities and Exchange Commission, Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at September 30, 2014, has an ownership interest in both MGE and Multistack, LLC. For the year ended December 31, 2013, Multistack, LLC, accounted for approximately 83% of the Company’s sales. For the three and nine months ended September 30, 2014, Multistack, LLC, accounted for approximately 80% and 78%, respectively, of the Company’s sales. The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. The Company plans to increase its sales outside North America and raise equity through the sale of licenses. As discussed in Note 11, on April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., to distribute certain of the Company’s products in China. The Company was entitled to receive a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. The Company has not received the remaining $450,000. There can be no assurance, however, that the Company will be successful in securing other such cash flows. Any failure to timely procure additional cash flows adequate to pay our outstanding obligations and fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2014 and 2013, (b) the financial position at September 30, 2014 and December 31, 2013, and (c) cash flows for the nine month periods ended September 30, 2014 and 2013, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $739 and $831 at September 30, 2014 and December 31, 2013, respectively.

Other receivables -Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy grant programs. The Company prepares invoices as it meets grant program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at September 30, 2014 and December 31, 2013.

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

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,951 and $5,449 for the three months ended September 30, 2014 and 2013, respectively. Patent amortization expense was $19,478 and $16,752 for the nine months ended September 30, 2014 and 2013, respectively. Total patent amortization expense for the next five years is estimated to be approximately $17,000 per year and $34,000 thereafter.

Long-lived assets -Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three and nine month periods ended September 30, 2014.

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. In certain instances, our ConsERV energy recovery ventilator product carries a warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core which, in some circumstances, may carry a warranty of up to 10 years. Subject to the terms of any such warranty, the Company provides replacement parts for such products if original parts are determined to be defective. The Company has recorded an accrual of approximately $91,500 and $92,100 for future warranty expenses at September 30, 2014 and December 31, 2013, respectively.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized revenue of $92,016 and $157,924 from license agreements for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized revenue of $30,753 and $57,086 from license agreements for the three months ended September 30, 2014 and 2013, respectively.

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

During the three and nine months ended September 30, 2014 and September 30, 2013, the Company had three customers that accounted for nearly all of its sales. During the three months and nine months ended September 30, 2014, these customers accounted for 80%, 18% and 2% of sales and 78%, 10% and 12% of sales, respectively. During the three months and nine months ended September 30, 2013, these customers accounted for 100%, 0% and 0% of sales and 78%, 2% and 0% of sales, respectively.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued. During the three months ended September 30, 2014 and September 30, 2013, the Company issued no options to purchase shares of stock. During the nine months ended September 30, 2014 and September 30, 2013, the Company issued 150,000 options to purchase stock and 5,168,000 options to purchase stock, respectively. The Company recognized stock compensation expense of approximately $4,500 and $56,000 for the three and nine months ended September 30, 2014, respectively and approximately $32,000 and $784,000 for the three and nine months ended September 30, 2013, respectively.

The value of option grants given to employees and consultants are estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the nine months ended September 30, 2014 and 2013:

Nine Months Ended	2014	2013
Dividend rate	0%	0%
Risk free interest rate	0.02% – 0.03%	2.03% – 2.20%
Expected term	3 –10 years	10 years
Expected volatility	177% – 183%	177%

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Research and development expenses and grant proceeds - Expenditures for research, development and engineering of products are expensed as incurred. For the three and nine months ended September 30, 2014, the Company incurred gross research and development costs of $161,686 and $630,985, respectively. For the three and nine months ended September 30, 2013, the Company incurred gross research and development costs of $185,948 and $512,670, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the three and nine months ended September 30, 2014, the Company recorded $61,103 and $321,108, respectively, in grant proceeds against research and development expenses on the statements of operations. For the three and nine months ended September 30, 2013, the Company recorded $91,310 in grant proceeds against research and development expenses on the statements of operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of approximately $145,000 at September 30, 2014. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three and nine months ended September 30, 2014 and 2013, the Company had 35,479,012 and 40,127,582 potentially dilutive common shares that were not included in the computation of income (loss) per share.

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

Note 4. Accrued Expenses, other

Accrued expenses, other consists of the following:

	September 30, 2014	December 31, 2013
Accrued expenses, other	$81,045	$34,890
Accrued warranty costs	91,478	92,100
	$172,523	$126,990

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid insurance	$51,512	$35,840
Prepaid expenses, other	31,425	11,700
	$82,937	$47,540

Note 6. Related Party Transactions

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $12,200 during each of the three month periods ended September 30, 2014 and 2013 and approximately $36,600 during each of the nine month periods ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, $0 and $124,917, respectively, were included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid equal to $1,287,616 and $1,254,121 as of September 30, 2014 and December 31, 2013, respectively. The Company determined that all of the accrued payroll to its Chief Executive Officer is a long term liability, as the Company does not believe it will be repaid within the next year. The Company also has accrued compensation due to its general counsel for deferred salaries earned and unpaid equal to $414,772 and $418,772 as of September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Company determined that all of the accrued payroll to its general counsel was a long term liability, as the Company did not believe it would be repaid within the next year. The general counsel, however, retired as of October 10, 2014. The Company has agreed to pay the general counsel on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017. Under certain circumstances, the Company would make accelerated payments under the agreement, upon a financing or other cash flow generating event, and pay interest and penalties to the general counsel. The Company has not made any payments to the former general counsel under this agreement as of September 30, 2014. The entire balance is included in accounts payable and classified as a current liability because the Company believes that there is a strong likelihood it will repay the amount within one year.

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 7. Stock Options and Warrants

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

The average fair value of options granted at market value during the nine months ended September 30, 2014 and 2013 was $0.26 and $0.15 per share respectively. There were no options exercised during the nine months ended September 30, 2014 and 2013.

The following summarizes the information relating to outstanding stock options activity with employees and consultants during 2014:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	21,531,416	$0.26	5.91	$-

Granted	150,000	$0.26

Expired/Forfeited	(2,024,300)	$0.24

Outstanding at September 30, 2014	19,657,116	$0.26	5.60	$1,452,932

Exercisable at September 30, 2014	19,298,783	$0.27	5.55	$1,332,037

The Company recognized stock compensation expense of approximately $4,500 and $60,000 for the three and nine months ended September 30, 2014, respectively and approximately $32,000 and $784,000 for the three and nine months ended September 30, 2013, respectively. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was approximately $32,730 and $780,900, respectively.

As of September 30, 2014, there was approximately $22,000 of unrecognized employee stock-based compensation expense related to non vested stock options, of which approximately $4,500, $16,500 and $1,000 is expected to be recognized for the remainder of the fiscal year ending December 31, 2014, and for the fiscal years ending 2015 and 2016, respectively.

Note 7. Stock Options and Warrants (Continued)

The following table represents our non vested share-based payment activity with employees and consultants for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2013	605,140	$0.13
Forfeited	(126,389)	0.12
Vested	(120,418)	$0.12
Nonvested options – September 30, 2014	358,333	$0.11

Warrants

At September 30, 2014, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	1.48	0.34
Warrants-Consulting Agreement	425,000	0.33	0.28
Warrants-Note Conversions	1,449,038	1.07	0.41
Warrants-Stock Purchases	6,547,858	3.02	0.36
Warrants-Services	400,000	0.31	0.50
Total	15,821,896

Note 8. Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais’s products and strengthen the relationship between the Company and the Investor, the Investor agreed to form, and issue to the Company equity in, a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. The Distributor has formed the Subsidiary but has not issued the equity to Dais (see Note 11). The SPA also requires the Company to appoint a director nominated by the Investor which was completed on October 3, 2014. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

Dais Analytic Corporation

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2014

(Unaudited)

Note 9. Deferred Revenue

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. This agreement expired at the end of 2013. The Company recognized licensing revenue of approximately $900 and $39,400 for the three and nine months ended September 30, 2013, respectively.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 7 years. This agreement expired during the quarter ended September 30, 2014. The Company recognized licensing revenue of approximately $0 and $1,250 for the three and nine months ended September 30, 2014, respectively and approximately $1,250 and $3,750 for the three and nine months ended September 30, 2013, respectively.

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand alone value to MGE based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized licensing revenue of approximately $30,000 and $90,000 for the three and nine months ended September 30, 2014 and 2013, respectively. The Company recognized royalty revenue of approximately $5,000 and $10,000 for the three and nine months ended September 30, 2014, respectively and approximately $14,000 and $26,000 for the three and nine months ended September 30, 2013, respectively.

MGE entered into a sublicense with Multistack, LLC. Based on filings with the U.S. Securities and Exchange Commission, Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at September 30, 2014, has an ownership interest in both MGE and Multistack, LLC. For the three and nine months ended September 30, 2014, Multistack, LLC, accounted for approximately 80% and 78%, respectively, of the Company’s sales. At September 30, 2014 and December 31, 2013, amounts due from Multistack, LLC were approximately 66% and 63%, respectively, of total accounts receivable.

As discussed in Note 11, on April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., to distribute certain of the Company’s products in China. The Company is scheduled to receive a $500,000 payment, of which $50,000 has been received, and $450,000 that was due, and is unpaid as of October 24, 2014. This fee will be deferred and will be recognized on a straight-line basis over a performance period of 15 years. The Company recognized revenue of approximately $1,000 for the three and nine months ended September 30, 2014, respectively.

Note 10. Litigation

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

The Company intends to vigorously defend itself against this allegation and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for this matter. Further, the Company has made claims against its supplier for contribution and indemnification for any damages.

Note 11. Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”), to distribute certain of the Company’s products. Pursuant to the Distribution Agreement, in exchange for $500,000, including $50,000 due upon the execution of the Distribution Agreement (which has been paid by the Distributor), royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, the Distributor’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and the Distributor first memorialized in the Securities Purchase Agreement, dated January 21, 2014, between the Distributor and Dais, the Distributor agreed to form, and issue to the Company 25% of the equity of, SoEX (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory. The Distributor has formed the Subsidiary but has not issued the equity to Dais.

Note 12. Subsequent Events

In October 2014, the Company reached a settlement with one of its former employees and the balance paid was expensed during the three months ended September 30, 2014 and accrued as of September 30, 2014.

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

RECENT DEVELOPMENTS

Securities Purchase Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“SoEx”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from SoEX before March 3, 2014, and issued the 37.5 million shares of common stock to SoEX and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company has been using the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais’s products, and to further the intent of the Company and SoEX first memorialized in the SPA, the Investor agreed to form, and issue to the Company equity in a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. The Distributor has formed the Subsidiary but has not issued the equity to Dais. The SPA also requires the Company to appoint a director nominated by the Investor which has been completed. SoEX also signed a voting agreement which obligates SoEX to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to SoEX, which were issued on March 6, 2014.

Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX. Pursuant to the Distribution Agreement, in exchange for $500,000, royalty payments and a commitment from SoEX to purchase nano-material membrane and other products from Dais, SoEX obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). The Company has received $50,000 of the $500,000 payment and is negotiating with the Distributor on the timing of remaining $450,000. Further SoEX received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and SoEX first memorialized in the Securities Purchase Agreement, dated January 21, 2014, between SoEX and Dais, SoEX agreed to form, and issue to the Company 25% of the equity of, SoEX (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory. SoEX has formed the Subsidiary but has not issued the equity to Dais. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, SoEX’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter.

Membrane Sales to SoEX and ConsERV Core sales to Distributors

During the second quarter of 2014, the Company began making shipments of its membrane to SoEX. The Company generated revenues of approximately $130,000 from membrane sales to SoEX. SoEX will use the membrane to build ConsERV™ cores and systems for which the Company may earn a royalty. Further shipments will be made to SoEX in the fourth quarter of 2014.

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

US Army Small Business Innovation Research Grant

In the first quarter of 2013, Dais was awarded a grant titled “Non-Fouling Water Reuse Technologies”. The grant allows Dais to tailor its NanoClear® process to the needs of Army units. NanoClear has repeatedly shown that its novel Aqualyte® family of materials has the ability to separate most contaminants from water, achieving nearly ‘parts per billion’ clean product water with little or no fouling of the important membrane component. The Company is in the process of applying for, and expects to receive Advanced Research Projects Agency-Energy (ARPA-E) grants from the U.S. Department of Energy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

The following table indicates certain data derived from our Statements of Operations for the three months ended September 30, 2014 and 2013:

	2014	2013
REVENUE	$442,041	$357,795

COST OF GOODS SOLD	281,966	229,595

GROSS MARGIN	160,075	128,200

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $61,103 and $91,310)	100,583	94,638

Selling, general and administrative expenses	414,659	373,737
TOTAL OPERATING EXPENSES	515,242	468,375

LOSS FROM OPERATIONS	$(355,167)	$(340,175)

REVENUES

Revenues for the quarter ended September 30, 2014 increased approximately 24% to $442,041 from $357,795. The increase in revenues in the 2014 period is primarily attributable to an increase in ConsERV™ cores in 2014 in the United States and China compared to sales in 2013 partially offset by a decrease in licensing fees and royalties from $57,086 to $36,226 as certain licensing agreements expired.

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

Cost of goods sold was $281,966 and $229,595 for the quarters ended September 30, 2014 and 2013, respectively. The increase of $52,371 was an increase of 23%, in line with the decrease in product sales of cores partially offset by higher sales of membrane.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $414,659 for the quarter ended September 30, 2014, compared to $373,737 for the quarter ended September 30, 2013, an increase of $40,922 primarily attributable to an increase in professional fees partially offset by lower stock-based compensation and payroll expenses.

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development and engineering of products are expensed as incurred. For the three months ended September 30, 2014 and 2013, the Company incurred research and development costs of $100,583 (net of government grant proceeds of $61,103) and $94,638 (net of government grant proceeds of $91,310), respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. Without taking into account the reduction as a result of government proceeds, research and development expenses were down slightly in the third quarter ended September 30, 2014 compared to the third quarter ended September, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

The following table indicates certain data derived from our Statements of Operations for the nine months ended September 30, 2014 and 2013:

	2014	2013
REVENUE	$1,216,223	$1,506,205

COST OF GOODS SOLD	796,541	1,061,763

GROSS MARGIN	419,682	444,442

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $312,108 and $91,310	318,877	421,360

Selling, general and administrative expenses	1,120,062	1,757,974
TOTAL OPERATING EXPENSES	1,438,939	2,179,334

LOSS FROM OPERATIONS	$(1,019,257)	$(1,734,892)

REVENUES

Revenues for the nine months ended September 30, 2014 decreased 19% from $1,506,205 to 1,216,223. The decrease in revenues in the 2014 period is primarily attributable to a decrease in product sales. Product sales decreased $233,702, or 17%, from $1,348,281 primarily as a result of a decrease in the sales of ConsERV™ cores as a result of a sale for a large hospital project in 2013 and lower core sales in the first quarter of 2014 and lower sales of energy recovery ventilator systems from the first nine months of 2013 as we no longer sell those systems in North and South America due to our agreement with MGE. The decrease in the sale of cores was partially offset by an increase in the sale of membrane by approximately $120,000 to approximately $133,000 in the first nine months of 2014. License fees and royalties also decreased approximately $56,000 as licensing agreements expired or the fees associated with those agreements became fully amortized in 2013 or early 2014.

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

COST OF SALES

Cost of goods sold was $796,541 and $1,061,763 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $265,222 was a decrease of 25%, reflecting a 19% decrease in product sales during the nine months ending September 30, 2014 compared to the nine months ended September 30, 2013 and higher unit costs as a result of lower volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,120,062 for the nine months ended September 30, 2014, compared to $1,757,974 for the nine months ended September 30, 2013, a decrease of approximately $638,000 primarily attributable to $709,000 in stock-based compensation, as a result of stock options granted to officers, directors and other employees in 2013, and higher professional fees in 2014 partially offset by lower payroll expenses from a lower administrative headcount during the first nine months of 2014.

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

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research, development and engineering of products are expensed as incurred. For the nine months ended September 30, 2014 and 2013, the Company incurred research and development costs of approximately $318,877 (net of government grant proceeds of $321,108) and $421,360 (net of government grant proceeds of $91,310), respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. Without taking into account the deduction of government proceeds from the expense total, research and development expenses were higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of research and development of the NanoClear and NanoAir technologies towards commercialization.

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

We will be dependent upon our existing cash of $297,308 at September 30, 2014, cash to be received from the Distribution Agreement, product sales and any additional debt and equity issuances to finance our operations through the next 12 months. The Company has incurred significant losses since inception. As of September 30, 2014, the Company has an accumulated deficit of $41,091,272 and a stockholders’ deficit of $3,207,127. The Company used $1,166,578 and $668,298 of cash in operations during the nine months ended September 30, 2014 and 2013, respectively, which was funded by proceeds from product sales and equity financings. There is no assurance that such equity financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

The Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of Common Stock to the Investor. The Company is using the proceeds from the sale of the Common Stock for working capital and business development. The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Nine Months Ended September 30,
	2014	2013
Cash flows (used by) by operating activities	$(1,166,578)	$(668,298)
Cash flows (used by) investing activities	(28,239)	(49,491)
Cash flows provided by financing activities	1,465,000	464,889
Net increase (decrease) in cash and cash equivalents	$270,183	$(252,900)

Cash and cash equivalents as of September 30, 2014 were $297,308 compared to $27,125 as of December 31, 2013. Cash is primarily used to fund our working capital requirements.

As of September 30, 2014, the Company had a working capital deficit of $379,850 compared to a working capital deficit of $515,494 as of December 31, 2013. The decrease is primarily a result of cash flows provided by financing activities offset by cash flows used for operating activities.

Net cash used by operating activities was $1,166,578 for the nine months ended September 30, 2014 as a result of our net loss and funds used to pay accounts payable and accrued expenses. Net cash used in operating activities was approximately $668,298 during the first nine months of 2013. The primary differences include the additional funds used to pay accounts payable and accrued expenses in 2014 and funds provided by accounts receivable in 2013.

Net cash used in investing activities was $28,239 for the nine months ended September 30, 2014 for payments on patents and the purchase of property and equipment slightly lower than during the first nine months ended September 30, 2013.

Net cash provided by financing activities was $1,465,000 for the nine months ended September 30, 2014 as a result of the aforementioned $1,500,000 sale of common stock and the repayment of a $35,000 note to a related party.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, the Company has not made any changes to our internal control processes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014, the Company entered into an SPA with SoEX, pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from SOeX on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to SoEX 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 14, 2014	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ PETER DICHIARA
Peter DiChiara
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

