Form 10-K
period 2014-12-31
DAIS ANALYTIC CORP
filed 2015-04-01
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,435,032 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTCQB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2015, the Registrant had 119,109,034 outstanding shares of its common stock, $0.01 par value.

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

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;
•	our ability to achieve and maintain profitability;
•	the price volatility of the common stock;
•	the historically low trading volume of the common stock;
•	our ability to produce, manage and fund our growth;
•	our ability to attract and retain qualified personnel;
•	unanticipated litigation;
•	our ability to do business in China and elsewhere overseas;
•	our ability to compete with current and future competitors;
•	the ability of our licensees to sell our products;
•	our ability to commercialize our intellectual property;
•	the trustworthiness of our counterparties to fulfill their obligations;
•	our ability to obtain additional financing;
•	general economic and business conditions;
•	other factors discussed in our other filings made with the Commission.

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

ITEM 1. BUSINESS.

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called Aqualyte™. The first commercial product is called ConsERV™, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of Heating, Ventilation and Air Conditioning (HVAC) equipment. We are developing other nano-structured polymer technology applications including (i) “NanoClear”, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish or waste water and (ii) NanoAir, a water based ‘no fluorocarbon based refrigerant dehumidification, humidification, heating and cooling system. We further believe our nano-structure polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

Securities Purchase Agreement with Strategic Investors

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. 20,333,334 shares of the Company’s common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing PRC company with assets of at least $3,000,000 if the purchasers capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company’s equity and arrange an HVAC services agreement $60,000,000 in sales over a three year period.

Largest Aqualyte Order and Initial ConsERV™ Order in China

In November 2014, the Company completed its second delivery of Aqualyte membrane for use in ConsERV products to being assembled in China by Soex (Hong Kong) Industry & Investment Co., Ltd. (“Soex”). This delivery consisted of over 600,000 square feet of the Aqualyte nano-material or enough material to cover 10 football fields, meeting the growing demand in China for ConsERV energy recovery ventilation (ERV) systems.

The Aqualyte membrane is produced in the USA and shipped to China, where it is the key component in Dais’s ConsERV energy recovery ventilators assembled by Soex for distribution by Soex and others in greater China. ConsERV is a four-time award winning commercial engineered add-on product useful on most forms of Heating, Ventilation and Air-Conditioning (HVAC) equipment. Aqualyte™ allows ConsERV to improve Indoor Air Quality (IAQ) while reducing energy usage, operational and capital equipment costs, worker or student productivity, and reducing power plant emissions.

In 2013 the Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. Since that time other installations of ConsERV have been completed in China including in schools, passive home projects, and factories. We believe sales in China and Southeast Asia are our best route to increased sales and profitability by growing ConsERV sales. Initial NanoClear sales will be strongest in China and Southeast Asia with North America contributing to expected revenue growth largely shaped by newer regulatory events.

Relationship with Soex

The Company entered into a Securities Purchase Agreement (the “Soex SPA”) with Soex pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. To further the distribution of the Company’s products and strengthen the relationship between the Company and Soex, Soex agreed to form, and issue to the Company equity in, a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. Soex has formed the Subsidiary but has not issued the equity to the Company. On April 24, 2014, the Company entered into a Distribution Agreement with Soex to distribute certain of the Company’s products in China. The Company was entitled to receive royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. The Company has not received any royalties from Soex. Soex is in breach of the Distribution Agreement. Sharon Han, General Manager and Chairwoman of Soex, serves on the Company’s board pursuant to the provisions of the Soex SPA.

NanoClear™ Grant to Continue Research

The Company received a $1,000,000 grant to continue developing its NanoClear™ water clearing separation product using funds from a U.S. Army Small Business Innovation Research (SBIR) program. The NanoClear™ grant project entitled “Non-Fouling Water Reuse Technologies” uses Dais’s patented Aqualyte™ membrane to produce potable water from grey-water sources has been awarded another $1,000,000 in reimbursement funding for two years of further development. Dais is moving to introduce its first commercial water filtration module by the third quarter of 2015. The potential product improvement(s) from this $1,000,000 grant will widen NanoClear’s applications in the burgeoning opportunity to separate clean water from most types of contaminated waste streams potentially beginning as early as early 2016.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We are using the name ‘Aqualyte” for these materials as we continue their commercialization.

We have recently introduced an upgraded version of our Aqualyte™ nanomaterial. The improved material set provides a shorter supply chain resulting in better inventory management as well as improved physical characteristics potentially offering wider commercial adoption and applications in the future.

Products

ConsERV™

We currently continue widening the channels of commercialization for ConsERV™ product. ConsERV™ is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nano-technology polymer which has been formed into a full enthalpy heat exchanger core. The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

Our ConsERV™ product has been the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV™ maintains an industry leading position in the management of latent heat. We expect ConsERV™ to continue to be our focused commercial product through 2015 with a growing emphasis on moving components of our Nano Clear technologies to commercialization.

Composite Polymer Membrane (Aqualyte™)

Commercially available polymer resin in flake form and industrial grade solvents are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting polymer resins into a liquid material which we believe gives the attribute of being selective in what molecules it will allow through the plastic, which includes water molecules. This process, called ‘sulfonation’, is done at toll processing facilities around the world that specialize in contract manufacture of small batches (by industry standards) of specialty chemicals.

Membrane (Plastic Based Sheet Good)

Until mid-2014 a thin coating of the liquid polymer material is applied on one side of the sheet good by a ‘tape casting’ firm of which there are many in the United States. The coated sheet good is heated in a process designed to bond the polymer solution and rolled sheet good together. The resulting ‘modified sheet good’ is then re-coiled into rolls and shipped to us. During 2014 the Company introduced, after extensive development and testing, a newer method of creating the membrane material, eliminated two vendor steps, increased yield, produced a stronger material, and set the direction for future innovations. Currently one vendor creates the final membrane form of Aqualyte used in ConsERV and NanoClear. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above the Company is working on this project to lower its exposure as well as its costs.

The ConsERV™ Core

The modified sheet good is cut into defined dimensions and glued to a spacer formed from a thin plastic sheet, typically a commodity thermoplastic. This combination of a ‘spacer glued to modified sheet good’ forms a single layer. Multiple layers are stacked one on top the other until a certain height is achieved. Once the proper height is achieved, these layers are then fitted with a galvanized sheet metal plates on the top and bottom of the stack along with galvanized sheet metal brackets on each of the four corners to form an assembly is called a ‘core’. The galvanized sheet metal is a world-wide commodity material formed to our specifications by local and out-of-town sheet metal forming companies. We have no long term contractual relationships with firms making the spacers, supplying the glue, supplying the rivets or forming the sheet metal hardware in our core.

The ConsERV™ System

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

NanoClear™ -Water treatment

We expect this application, when development is completed, will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance des design that is competitive with industry leaders in terms of electrical consumption. We have constructed a pilot plant that was installed at a local County waste water treatment facility and commissioned in May 2013. This site has served as a showcase for potential commercial customers. The accumulated test data, analyzed by an independent 3rd party firm, shows the water quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at 6 parts per million (ppm). The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by Dais are forming the first next generation of Aqualyte™ based membrane evaporators which we believe will be the initial commercial product for NanoClear targeting to be introduced in 2015. This membrane evaporator will be an order of magnitude more compact, and have reduced manufacturing costs, than the existing membrane evaporator generations.

NanoAir™ - Water-based packaged HVAC system

We expect this application, when development is completed, will function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. The Company has a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. Since May 1, 2013, the Company has been working with the Advanced Research Projects Agency – Energy (ARPA-E) branch of the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using Aqualyte polymer membranes to selectively transfer moisture. The award provides up to $800,000 in federal funding to the Company, provided the Company contributes a 20% cost share toward the proposed total project cost of $1,000,000. The Company successfully demonstrated on time its major technical goals of showing membrane dehumidifier which met project targets, and is currently summarizing the technical, economic, and commercial impact of the developments to close out this ARPA-E program. The Company is working with select potential OEMs, and the DoE focused on moving NanoAir to initial commercialization and revenue generation.

NanoCap™ - Energy Storage

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as electrical charge in a device with projected increases in energy density, endurance, and usefulness relative to traditional battery technology. We believe the key applications for such a device would be in transportation and/or grid energy storage. The Company has focused its resources on revenue producing items or uses closer to producing revenue. We have not invested significant resources to date in the development of this application beyond the prototype stage. We are following strong and continued interest from key renewable energy OEMs to create a partnership to potentially move this exciting energy storage medium ahead beginning during 2015.

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

The following is a partial list of the patent applications publicly visible:

1.	WO 2011/085917 - Energy Storage Devices Including a solid Multilayer Electrolyte – allowed but not yet issued
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

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Licensing

In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”) owned by a shareholder of the Company. Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We are to receive a royalty based on MGE, and any sub-licensee’s sales. In addition, as part of the license agreement, MGE and any sublicensees are to purchase certain energy recovery ventilator products from us. While we have earned licensing revenue under agreements licensing our technology in the past, we may not continue to receive material revenue from these agreements, including the one described above, in the near or foreseeable future.

In April of 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”), to distribute certain of the Company’s products. Pursuant to the Distribution Agreement, in exchange for $500,000, including $50,000 due upon the execution of the Distribution Agreement, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement. The initial term of the Distribution Agreement is fifteen years unless terminated for, among other causes, the Distributor’s failure to make payments to Dais for products ordered that do not exceed $15,000,000 in 2016 or any calendar year thereafter. The Company has not received any royalties from Soex. The Company was entitled to receive a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Soex is in breach of the Distribution Agreement.

Customers and Suppliers

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials. Accordingly, a supplier’s failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products or increase our unit costs of production. Certain of the components contain proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary. If we are required to replace any of our suppliers, while we should be able to obtain comparable components from alternative suppliers at comparable costs, this would create a delay in production.

For the year ended December 31, 2014, two customers, Multistack LLC and Soex, accounted for approximately 60% and 27% of the Company’s revenue, respectively. At December 31, 2014, amounts due from these customers were approximately 67% and 0%, respectively, of total accounts receivable. For the year ended December 31, 2013, one customer, Multistack LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from this customer were approximately 63% of total accounts receivable. See Note 10 for a discussion of Multistack and the licensing agreement with MG Energy LLC.

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2014 and 2013, the Company incurred research and development costs of approximately $763,100 and $676,100, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the years ended December 31, 2014 and 2013, the Company recorded approximately $355,000 and $181,000, respectively, in proceeds against research and development expenses on the statements of operations.

Key Relationships

We have strategic relationships with leaders in the energy industry who have entered into sales, marketing, distribution and product development arrangements with us and, in some cases, hold equity in our Company. They include the relationship with MGE Energy LLC described below.

ConsERV™ – Sales and Marketing Strategies

In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC (“MGE”). Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We are to receive a royalty on any sale by MGE and its sublicensees of product containing our technology in energy recovery ventilators. In addition, as part of the license agreement, MGE and any sublicensees are to purchase certain energy recovery ventilator components from us. In February 2013, MGE’s sublicensee commenced marketing, manufacturing and selling ConsERV™ in North and South America. We are currently supplying ConsERV™ cores to them in accordance with the License and Supply Agreement.

We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, aside from our relationship with Soex, we are discussing relationships for use of our ConsERV™ products in other applications outside of energy recovery ventilation world-wide.

Future Products – Sales and Marketing Strategies

Our unfolding sales and marketing strategy finds us creating alliances with companies having strong, existing channel presence in the target industries. We intend to bring industry seasoned talent into the Company during 2015 at the appropriate time to influence the product’s feature set, and to then to establish and grow the market development and revenue generation. We believe working with Original Equipment Manufacturer's ("OEMs"), and larger end-users who are industry leaders during latter stages of development allows us to increase the speed of market penetration, and revenue generation.

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

We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire and AirXchange.
NanoClear	Dow, Siemens, GE, and many small and regional companies using existing technologies.
NanoAir	AAON, Trane, Carrier, York, Haier, Mitsubishi, LG
Ultracapacitor (Energy Storage)	Maxwell, Ioxus,

We believe that the combination of our nano-material platform’s characteristics (high selectivity, high flux rate, manufacturability, et al.), growing patent position, forms competitive advantages, which may allow us time to execute our business plan. The majority of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

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

Employees

As of December 31, 2014, we employed approximately 25 employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, primarily consequential and incidental damages, allegedly caused by an alleged failure of a subcontracted component of equipment provided by the Company and its customer. Further, the Company has made claims against its supplier for contribution and indemnification for any damages. The supplier then instituted a counterclaim against the Company. The Company is vigorously defending itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense for this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “DLYT.” The following table sets forth the range of reported high and low sales prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an “established trading market.”

	High	Low
For the year ending December 31, 2013:
First Quarter	$0.215	$0.11
Second Quarter	$0.21	$0.09
Third Quarter	$0.14	$0.081
Fourth Quarter	$0.10	$0.03

For the year ending December 31, 2014:
First Quarter	$0.26	$0.035
Second Quarter	$0.65	$0.181
Third Quarter	$0.40	$0.171
Fourth Quarter	$0.34	$0.024

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #206, Lutz, FL 33558, telephone (813) 235-4490.

Holders

As of March 30, 2015, there were approximately 200 shareholders of record of our common stock.

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

Authorized Stock

On February 27, 2015, the shareholders approved an amendment to Certificate of Incorporation to increase the number of shares the corporation is authorized to issue to 250,000,000 shares, of which 240,000,000 shares of common stock and 10,000,000 shares of preferred stock shall be authorized.

The shareholders also approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than 1-for-5 and not more than 1-for-20 (the “Reverse Stock Split”) at any time prior to March 31, 2016, with the Board of Directors having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set at a whole number within the above range as determined by the Board in its discretion.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and the 2009 Long-Term Incentive Plan (the 2009 Plan”) under which our securities are authorized for issuance as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	21,362,116	$0.27	17,000

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

2015 Plan

On December 24, 2014, the Company’ Board of Directors approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”), which was approved by shareholders on February 27, 2015. The number of shares of our common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan would authorize the grant to eligible individuals of (1) Stock Options (Incentive and Nonstatutory), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

Stand-Alone Grants

Our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our Plans. The terms of these grants may be individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any securities during the quarter ended December 31, 2014.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2014.

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

The initial product focus of the Company is ConsERV, an energy recovery ventilator. Our primary focus is to expand our marketing and sales of our ConsERV products world- wide. We also have new product applications in various stages of development. We believe that these product applications may be brought to market in the foreseeable future if we receive adequate capital funding. Dais is moving to introduce its first commercial water filtration module during the third quarter of 2015. Developments from a US Army SBIR being undertaken in 2015 may widen NanoClear’s application presence in the burgeoning opportunity to separate clean water from most types of contaminated waste streams potentially beginning as early as early 2016.

We expect ConsERV™ to continue to be our focused commercial product through 2015 with a growing emphasis on moving the development of the NanoClear product towards commercialization. We also expect sales outside the United States to account for a greater percentage of our sales.

RESULTS OF OPERATIONS

DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	Year Ended December 31,		Favorable
	2014	2013	(Unfavorable)
Revenues	$1,900,250	$1,742,595	$157,655	9.0%
Cost of goods sold	(1,217,559)	(1,257,418)	39,859	3.2%
Gross Margin	682,691	485,177	197,514	40.7%
Selling, general and administrative expenses	(2,047,898)	(2,108,629)	60,731	2.9%
Research and development expenses, net grant revenue	(408,119)	(495,175)	87,056	17.6%
Impairment of equipment	-	(2,672)	2,672	100%
Loss from Operations	(1,773,326)	(2,121,299)	347,973	16.4%
Interest expense, net	(540)	(179)	(361)
Other income	1,500	-	1,500
Net income (loss)	$(1,772,366)	$(2,121,478)	$349,112	16.5%

REVENUES

Total revenues for the year ended December 31, 2014 and 2013 were $1,900,250 and $1,742,595, respectively, an increase of 9%. We now generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte membrane. Sales of Aqualyte membrane increased to approximately $500,000 while sales of ConsERV™ cores decreased approximately 10% and there were no sales of MERV systems. We also occasionally license our technology to other strategic partners and sell various prototypes of other product applications that use our polymer technology. License and royalty fees decreased from $215,606 to $181,935.

The decrease in core revenues in the 2014 period is primarily attributable to transitioning ConsERV™ system sales in North and South America to MG Energy LLC. As a result of the License and Supply Agreement with MG Energy LLC, Multistack, LLC accounted for approximately 60% of the Company’s revenue for the year ended December 31, 2014 and 83% for the year ended December 31, 2013. Our membrane sales were to Soex. For the year ended December 31, 2014, Soex, accounted for approximately 27% of the Company’s revenue.

We are also working to create license/supply relationships with HVAC or ERV OEMs having a dominant presence in existing direct related sales channels world-wide outside of North and South America. We believe sales in China and Southeast Asia are our best route to increased sales and profitability.

COST OF GOODS SOLD

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold was $1,217,559 and $1,257,418 for the years ended December 31, 2014 and 2013, respectively, a decrease of 3.2%.

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

GROSS MARGIN

Our gross margin increased to $682,691 from $485,177 as a result of an increase in sales and gross margin percentage. Our gross margin percentage on sales (excluding licensing and royalty fees) increased to approximately 30% from approximately 18%. The increase in gross profit is attributable to a better mix of sales as the Company sold membrane and cores in 2014 as opposed to boxes and cores in 2013. The Company also was able to increase its efficiency and lowered its labor cost per core and, as a result, increased its gross margin percentage.

OPERATING EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $2,047,898 for the year ended December 31, 2014, compared to $2,108,629 for the year ended December 31, 2013, a decrease of $60,731 or approximately 2.9%. This decrease is primarily due to an decrease in stock based compensation and a decrease in administrative payroll expenses, partially offset by an increase in professional fees.

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

•	The issuance and fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

There was a decrease in research and development expenses in 2014 to $408,119 from $495,175 as a result of increased reimbursement from government contracts. Gross expense for research and development increased to $763,107 from 676,100.

OTHER EXPENSES

Loss on impairment of equipment was $2,672 for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2014. Interest expense, net was $540 for the year ended December 31, 2014 compared with $179 for the year ended December 31, 2013.

NET INCOME (LOSS):

Net loss for the year ended December 31, 2014 was $1,772,366 compared to a net loss of $2,121,478 for the year ended December 31, 2013. The decrease in net loss for the year ended December 31, 2014 was primarily increase in gross margin and a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We were able in 2013 and 2014 to move from debt financing to equity financing. We completed the following sales of unregistered equity securities:

•

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

•

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

•

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

•

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

•

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais’s products and strengthen the relationship between the Company and the Investor, the Investor agreed to form, and issue to the Company equity in, a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. The Investor has formed the Subsidiary but has not issued the equity to Dais. The SPA also requires the Company to appoint a director nominated by the Investor which was completed on October 3, 2014.

While after the equity sale to SOEX, we had enough cash to continue in business in 2014, with the equity sale completed in March 2015, we should have enough cash to continue business for the next 12 months and beyond..

•

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. Pursuant to terms of the 2014 SPA, the 2014 Investors signed a voting agreement which obligates the 2014 Investors to vote as recommended by the Company’s board of directors through the earlier of the anniversary of the satisfaction of the certain conditions in the voting agreement or upon mutual written agreement of the Company and the 2014 Investors to terminate the voting agreement. The 2014 Investors will have the right to nominate a member to the Company’s board as long as they own at least 9.99% of the Company’s common stock. The Company is required to register the shares of the Company’s common stock acquired by the Purchasers after certain conditions are met.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company generated a net loss of $1,772,366 and the Company has incurred significant losses since inception. As of December 31, 2014, the Company has an accumulated deficit of $41,845,671, working capital of $1,575,885 and a stockholders’ deficit of $1,135,700. The Company used $1,313,400 and $650,184 of cash in operations during 2014 and 2013, respectively, which was funded by proceeds from equity financings.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2014 was $2,343,523 compared to $27,125 as of December 31, 2013. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,313,400 for the year ended December 31, 2014 compared to $650,184 for the same period in 2013. Although, there was a greater net loss in the year ended December 31, 2013, greater cash was used by operating activities in 2014 as a result of the increased payment of accounts payable in 2014 compared to 2013 and a smaller decrease in accounts receivable.

Net cash used in investing activities was $35,222 for the year ended December 31, 2014 compared to $116,730 for the same period in 2013. Compared to the year ended December 31, 2013, we decreased our purchases of equipment in 2014 by approximately $79,000.

Net cash provided by financing activities was $3,664,960 for the year ended December 31, 2014 compared to approximately $500,000 for the same period in 2013. During the year ended December 31, 2014, we sold equity to one group and accepted a deposit for a subscription from another group as described above.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process. Our management believes that inflation has not had a material effect on our results of operations

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of December 31, 2014.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by Dais its distributor may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of approximately $91,500 and $92,100 for future warranty expenses at December 31, 2014 and 2013, respectively, which is included in the line item for accrued expenses, other. The Company has not developed the limited warranty parameters for the first NanoClear product at this time.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned. The Company recognized revenue of $121,935 and $189,100, respectively, from license agreements for the years ended December 31, 2014 and 2013. The Company recognized revenue of $60,000 and $26,512, respectively, from royalties for the years ended December 31, 2014 and 2013.

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

Accounts receivable

Accounts receivable consist primarily of receivables from the sale of our products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends.

Impairment of Long-Lived and Intangible Assets

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was approximately $25,400 and $22,400 for the years ended December 31, 2014 and 2013, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and $23,000 thereafter.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Dividend rate	0%	0%
Risk free interest rate	2.00% – 3.00%	2.03% – 2.20%
Expected term	10 years	10 years
Expected volatility	168% – 183%	135% – 177%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2014 and 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page [*], which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal controls over financial reporting based on the Internal Control Integrated Framework (1992), issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy N. Tangredi	59	President, Chief Executive Officer and Chairman of the Board of Directors
Peter DiChiara	51	Chief Financial Officer, Secretary and Treasurer
Robert W. Schwartz	70	Director
Ira William McCollum, Jr.	70	Director
Thomas E. Turner	66	Director
Sharon Han	52	Director

Directors and Executive Officers

The following are the Company’s directors and executive officers:

Timothy N. Tangredihas been our Chief Executive Officer since 1996. Mr. Tangredi joined the Company in 1996, and was appointed a member of our board of directors in 1997. In 1999 and 2000, respectively, Mr. Tangredi initiated and executed the strategic purchases of the assets of Analytic Power and American Fuel Cell Corporation. From 1979 to 1990, Mr. Tangredi worked for AT&T, as a member of the Leadership Continuity Program working in technical marketing, network operations, and project management. Mr. Tangredi earned his BS from Siena College and MBA from Rensselaer Polytechnic Institute. He is a founder and member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Aegis, created in 1995, is a licensee of the Company’s nano-structured intellectual property and materials in the biomedical and healthcare fields.

Peter DiChiaraassumed the duties, as of December 1, 2013, of the Company’s Chief Financial Officer, Secretary and Treasurer as well as the Company’s principal financial and accounting officer on a part-time basis. Mr. DiChiara will be paid $4,000 per month and be reimbursed for travel expenses. Mr. DiChiara is currently Of Counsel for Sichenzia Ross Friedman Ference LLP and President of Chief Financial Resource Services LLC. He is been in that position since August 2012. In the last five years, he has been Counsel to Sichenzia Ross Friedman Ference LLP and Richardson & Patel LLP. Mr. DiChiara earned an B.B.A. in accounting from the University of Notre Dame and a J.D. from Pace University School of Law. Mr. DiChiara was initially licensed as a certified public accountant in New York State in 1989 and is currently renewing his registration. Mr. DiChiara started his career with Ernst & Young and was the Manager for External Reporting for Philip Morris Companies, now known as Altria, before working as an associate for Cadwalader, Wickersham & Taft LLP, Paul Hastings LLP and Willkie Farr & Gallagher LLP.

Robert W. Schwartzwas appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as one of its Managing Directors. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an AMEX listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products, Troy, NY). His earlier experience was with KPMG as a management consultant and with IBM. Mr. Schwartz received a Bachelor of Science from Cornell University in 1967 and attended graduate courses at the University of New York Albany. He currently serves on the boards of five corporations, including ours. Mr. Schwartz’s experience in financial planning and reporting provides assistance to us in these areas and he is considered to be a financial expert to the company.

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

Thomas E. Turner joined our board on December 20, 2013. Mr. Turner is currently the Chairman of Cabo Vida Group, a company that is developing a condominium community and constructing custom homes in Costa Rica. He also serves as a consultant to Golden Gate Capital. Mr. Turner also serves as a director of Qylur Security Systems and Host.net BroadbandOne, both private companies, and has served as a director for Pacinian, a private company. Mr. Turner also served as an executive of ADS Imaging from 2009 to 2011. During his career he has been President and/or CEO of Wang Canada Limited, Datamax Corporation, and Itronix. He has had senior management positions at The City of New York, Graphic Systems, Wang Laboratories, Symbol Technologies, WhereNet, and General Dynamics. Mr. Turner’s expertise in advising and operating small technology businesses will be an asset to the Board.Involvement in Certain Legal

Sharon Han joined our board on October 20, 2014. Sharon Han is the General Manager and Chairwoman of Soex (Beijing) Enterprises Co. Ltd., the parent company of Soex (Hong Kong) Industry & Investment Co., Ltd. Soex (Hong Kong) Industry & Investment Co., Ltd. owns 37,500,000 shares of the Company’s common stock. Soex (Beijing) Enterprises Co. Ltd. is an engineering company focused on the design and manufacture of machinery, with sales to Europe, South America and the Middle East. She is also the General Manager of JC Times (Beijing) Plastic Machine Co,. Ltd., and in the past 10 years, she grew the company from a local firm to the world’s largest manufacturer and exporter of extrusion die, with export sales to all over the world counting for more than 30% of its annual output. She is also a founder and director of Zhongshan Panelwell Material Co., Ltd., a manufacturer of polycarbonate shaped hollow and solid sheet metal, which is exported to Europe, South America and the Middle East. Ms. Han’s expertise in manufacturing and selling industrial products in China and other parts of the world will be valuable to the Company and the board of directors as the Company commercializes its products and expands its operations overseas.

The Board members serve for the latter of a period of one year or until the next annual meeting of Company’s shareholders.

Significant Employees

John Herrin joined the Company as its Chief Operating Officer in 2014. Mr. Herrin spent 27 years working primarily in manufacturing operations for Saint Gobain most recently as Director of Global Strategy and Business Development. Mr. Herrin was also instrumental in transitioning Superpower, Inc. from an R&D facility developing superconducting wire to a production facility manufacturing commercial quantities of 2nd generation high temperature super conducting wire. Mr. Herrin has an BSME from Worcester Polytechnic Institute.

Brian Johnson is our Chief Technology Officer and joined the Company in 1999. Mr. Johnson was the lead engineer responsible for developing the Company's successful ConsERV™ product line and has served as Principal Investigator on multiple development efforts involving NanoClear™ and NanoAir™. He holds patents in both the US and China and brings 16 years of advanced product development experience and knowledge of every aspect of Dais' nanotechnology. Mr. Johnson earned degrees in Mechanical Engineering (Thermal Science emphasis) from the University of Florida (BSME 1995, MSME 1997).

Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

We have determined that our board of directors currently has two members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). As of the date of this report, Robert W. Schwartz and Thomas E. Turner are our independent directors. On the basis of information solicited from Mr. Schwartz and Mr. Turner, neither has a material relationship with us and is independent within the meaning of such rules.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2014 and 2013. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Name and principal position (3) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($)(2) (f)	Total ($) (j)

Timothy N. Tangredi Chief Executive Officer, President, and Chairman	2014	$200,000	—	$89,290	$289,290
of the Board of Directors(1)	2013	$200,000	—	$534,523	$734,523

Judith C. Norstrud
Chief Financial Officer,	2014	$—	—	—	$—
Secretary, and Treasurer	2013	$66,000	—	—	$66,000

Peter DiChiara Chief Financial Officer,	2014	$47,000	—	$—	$—
Secretary, and Treasurer	2013	$4,000	—	$—	$—

John Herrin (4)
Chief Operating Officer	2014	$85,000	—	$175,603	$260,603

________________

(1)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2014 and 2013, Mr. Tangredi was paid $190,500 and $106,200, respectively and has accrued unpaid salary of $9,500 for 2014 and $93,800 for 2013. As of December 31, 2014, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,292,410.

(2)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2014 and December 31, 2013. For information on the valuation assumptions used in calculating these dollar amounts, see Note 3 to our audited financial statements included in this Report for the fiscal years ended December 31, 2014 and December 31, 2013. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(3)

Judith C. Norstrud resigned as of November 30, 2013 resulting in the appointment of Peter DiChiara on December 1, 2013. Effective as of March 11, 2013, Joyce Conner-Boyd entered into an employment agreement and served as our Chief Operating Officer. Ms. Conner-Boyd resigned as an executive officer before the end of 2013.

(4)	John Herrin’s employment with the Company started in May 2014.

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our name executive officers as of December 31, 2014.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	150,000	$0.10	5/10/2015
	120,000	$0.10	10/1/2015
	40,000	$0.30	5/2/2016
	110,000	$0.55	11/1/2016
	140,000	$0.55	2/20/2017
	300,000	$0.21	8/18/2017
	350,000	$0.21	1/30/2018
	75,000	$0.30	8/4/2018
	100,000	$0.42	11/12/2019
	3,540,058	$0.42	11/12/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.115	11/30/22
	3,000,000	$0.18	05/30/23
	300,000	$0.30	12/17/24

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2014.

Name	Option Awards (#)	Option Awards ($)	Total ($)
Robert Schwartz	300,000	89,289	89,289
Ira William McCollum Jr.	300,000	89,289	89,289
Thomas E. Turner	300,000	89,289	89,289
Sharon Han	300,000	89,289	89,289

Our non-employee directors are currently compensated with the issuance of stock options, which generally become exercisable upon the date of grant, and which generally expire on the earlier of ten years from the date of grant or up to three years after the date that the optionee ceases to serve as a director. Non-employee directors are also reimbursed for out-of-pocket expenses associated with attending to our business. All directors received an option grant of 300,000 shares on December 17, 2014 at $0.30 per share.

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

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1) #	12,183,416	9.3%
Peter DiChiara (Officer) #	32,300	*
Robert W. Schwartz (Director) (2) #	2,050,000	1.6%
Ira William McCollum Jr. (Director) (3) #	610,000	* %
Thomas E. Turner (Director) (4) #	4,162,500	3.5%
Sharon Han (7) #	37,800,000	31.7%
Executive officers, directors, as a group (6 persons)	56,738,216	41.9%

Mark Nordlicht (5)	10,324,740	8.1%
Leonard Samuels (6)	7,720,479	6.4%
Soex (Hong Kong) Industry & Investment Co., Ltd. (7)	37,500,000	31.5%
Green Valley Investment Management Company Limited (8)	24,364,288	19.7%
Hong Kong SAGE Technology Investment Co., Limited (9)	13,304,652	11.2%

_________________

*	Less than 1%
#	Address is Company's principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 9,095,058 shares of common stock issuable upon exercise of stock options and 3,283,358 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 2,940,558 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)	Includes 1,994,600 shares of common stock issuable upon exercise of stock options.
(3)	Includes 600,000 shares of common stock issuable upon exercise of stock options.
(4)

Includes 600,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares and 712,500 shares issuable upon the exercise of warrants owned by a limited liability company for which Mr. Turner is the natural person with voting power.

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

(6)

Includes 4,033,283 shares of Common Stock held by RBC and beneficially owned by Dr. Samuels, 2,724,696 shares of Common Stock held by the Reporting Persons as JTWROS, and 962,500 shares of Common Stock held by RBC Dain – Custodian for Leonard Samuels IRA. Address is 1011 Centennial Road Penn Valley, PA 19072.

(7)

The natural person with voting power and investment power on behalf of Soex (Hong Kong) Industry & Investment Co., Ltd. is Sharon Han.

Includes 600,000 shares of common stock issuable upon exercise of stock options.

(8)

Includes 4,872,858 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu. Address is 951 Old Country Road, Belmont, CA 94002.

(9)

The natural person with voting power and investment power on behalf of Hong Kong SAGE Technology Investment Co., Limited, with an office at Room 1314A 13/F Lippo Sun Plaza No28 Canton Road Tsim Sha Tsui Kowloon Hong Kong, is Lixia Wang.

Applicable percentage ownership in the following table is based on approximately 119,109,034 shares of common stock outstanding as of March 30, 2015 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 30, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”) and our Long-Term Incentive Plan of 2009 (the “2009 Plan”) under which our securities are authorized for issuance as of December 31, 2014.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders:	21,362,116	$0.27	17,000

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $49,000 in each of the years ended December 31, 2014 and 2013. At December 31, 2013, $124,917 was included in accounts payable for amounts owed to these stockholders for rent.

The Company also has accrued compensation due to the Chief Executive Officer as of December 31, 2014 and 2013 of $1,292,410 and $1,254,122, respectively. The Company determined that the balance is a long term liability, as the Company does not believe it will be repaid within the next year. The Company did, however, classify $100,000 as a current liability as The Chief Executive Officer is required to convert $100,000 of the outstanding amount into the Company’s common stock.

The Company also has accrued compensation due to its general counsel, Mr. Tangredi’s wife, for deferred salaries earned and unpaid equal to $400,772 and $418,772 as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Company determined that all of the accrued payroll to its general counsel was a long term liability, as the Company did not believe it would be repaid within the next year. The general counsel, however, retired as of October 10, 2014. The Company has agreed to pay the general counsel on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017 if a balance remains. Under certain circumstances, such as completion of a financing or cash flow generating event or a change in control, as defined, the Company would be required to make accelerated payments under the agreement. If the Company defaults on the payment terms it may be required to pay interest and penalties, as defined, to the general counsel. The Company has made $14,000 of payments under this agreement as of December 31, 2014. The entire balance is included in accounts payable and classified as a current liability because the Company believes that there is a strong likelihood it will repay the amount within one year.

On November 25, 2013, the Company entered into an agreement with a related party to borrow $35,000 which is due on demand and bears interest at 6%. The Company paid all interest and principal due under this note on March 7, 2014.

The Company entered into a Securities Purchase Agreement (the “Soex SPA”) with Soex pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. On April 24, 2014, the Company entered into a Distribution Agreement with Soex to distribute certain of the Company’s products in China. The Company was entitled to receive a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Soex is in breach of the Distribution Agreement. Sharon Han, General Manager and Chairwoman of Soex, serves on the Company’s board pursuant to the provisions of the Soex SPA.

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

Under his employment agreement, in addition to any other compensation which he may receive, if we complete a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of our common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

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

Under the employment agreement, we and Mr. Tangredi have agreed that we will retain an independent compensation consultant, which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the board of directors. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the employment agreement.

On February 27, 2015, the Company and Mr. Tangredi entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid equal to approximately $1.3 million. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay the Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of Company’s voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2014 and 2013 was $62,750 and $62,750, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

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

32

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

33

10.28

Executive Compensation Agreement dated January 11, 2012 between Dais Analytic Corporation and Timothy Tangredi (Incorporated by reference to Exhibit 10.48 to Registration Statement on Form S-1/A, filed January 13, 2012)

10.29	First Amendment to Executive Compensation Agreement dated January 11, 2012 between Dais Analytic Corporation and Timothy Tangredi*

10.33

Securities Purchase Agreement and Form of Warrant by and between the Company and Green Valley International Investment Management Company Limited dated October 17, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 23, 2012)

10.34

License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2012)

10.35

Amendment to Securities Purchase Agreement by and between the Company and Green Valley International Investment Management Company Limited dated December 28, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 31, 2012)

10.36

Employment Agreement, dated June 11, 2013, by and between Dais Analytic Corporation and Joyce Conner-Boyd (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2013)

10.37

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014)

10.38

Distribution Agreement, dated April 24, 2014, between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 28, 2014)

10.39

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014)

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

34

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

________________

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

35

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: April 1, 2015	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 1, 2015	By:	/s/ PETER DICHIARA
Peter DiChiara Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ TIMOTHY N. TANGREDI	Chairman of the Board,	April 1, 2015
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ ROBERT W. SCHWARTZ	Director	April 1, 2015
Robert W. Schwartz

/s/ IRA WILLIAM MCCOLLUM, JR.	Director	April 1, 2015
Ira William McCollum, Jr.

/s/ THOMAS E. TURNER	Director	April 1, 2015
Thomas E. Turner

36

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2014 and 2013

37

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheets of Dais Analytic Corporation (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Cross, Fernandez & Riley LLP

Orlando, Florida

March 31, 2015

201 S. Orange Avenue, Suite 800 ● Orlando, FL 32801 ● 407-841-6930 ● Fax: 407-841-6347

Lakeland ● Tampa ● Winter Haven

www.cfrcpa.com

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,343,523	$27,125
Accounts receivable, net	191,641	149,130
Other receivables	41,079	109,106
Inventory	99,521	159,870
Prepaid expenses	16,542	47,540
Total Current Assets	2,692,306	492,771

Property and equipment, net	64,551	96,981

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $201,607 and $176,178 at December 31, 2014 and December 31, 2013, respectively	113,672	113,139
Total Other Assets	115,952	115,419

TOTAL ASSETS	$2,872,809	$705,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, including related party payables of $501,396 and $160,374 at December 31, 2014 and December 31, 2013, respectively	$882,434	$641,074
Accrued expenses, other	110,976	126,990
Current portion of deferred revenue and customer deposits	123,011	205,201
Note payable, related party	-	35,000
Total Current Liabilities	1,116,421	1,008,265

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,192,409	1,672,893
Deferred revenue, net of current portion	1,699,679	1,773,525
Total Long-Term Liabilities	2,892,088	3,446,418
Total Liabilities	4,008,509	4,454,683

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-

Common stock, $0.01 par value; 200,000,000 shares authorized; 101,366,247 and 60,116,247 shares issued and 101,109,034 and 59,859,034 shares outstanding, respectively	1,013,663	601,163
Common stock payable	2,199,960	-
Capital in excess of par value	38,768,460	36,994,742
Accumulated deficit	(41,845,671)	(40,073,305)
	136,412	(2,477,400)
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(1,135,700)	(3,749,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,872,809	$705,171

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

REVENUE:
Sales	$1,718,315	$1,526,989
License and royalty fees	181,935	215,606
	1,900,250	1,742,595

COST OF GOODS SOLD	1,217,559	1,257,418

GROSS MARGIN	682,691	485,177

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $354,988 and $180,956, respectively	408,119	495,175
Selling, general and administrative expenses	2,047,898	2,108,629
Impairment of equipment	-	2,672
TOTAL OPERATING EXPENSES	2,456,017	2,606,476

LOSS FROM OPERATIONS	(1,773,326)	(2,121,299)

OTHER (EXPENSE) INCOME
Other income	1,500	-
Interest expense	(1,035)	(179)
Interest income	495	-
TOTAL OTHER EXPENSE (INCOME)	960	(179)

NET LOSS	$(1,772,366)	$(2,121,478)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	93,876,521	57,542,454

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2012	55,274,817	$552,749	$19,255	$35,723,001	$(37,951,827)	$(1,272,112)	$(2,928,934)

Stock based compensation	-	-	-	836,011	-	-	836,011

Issuance of common stock for cash	4,841,430	48,414	(19,255)	435,730	-	-	464,889

Net loss	-	-	-	-	(2,121,478)	-	(2,121,478)

Balance, December 31, 2013	60,116,247	$601,163	$-	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)

Stock based compensation	-	-	-	686,218	-	-	686,218

Issuance of common stock for cash	41,250,000	412,500	-	1,087,500	-	-	1,500,000

Proceeds for stock to be issued	-	-	2,199,960	-	-	-	2,199,960

Net loss	-	-	-	-	(1,772,366)	-	(1,772,366)

Balance, December 31, 2014	101,366,247	$1,013,663	$2,199,960	$38,768,460	$(41,845,671)	$(1,272,112)	$(1,135,700)

The accompanying notes are an integral part of these financial statements.

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,772,366)	$(2,121,478)
Adjustments to reconcile net loss to net cash and cash equivalents
Depreciation and amortization	67,059	106,725
Issuance of stock options for services	11,809	19,105
Stock based compensation expense	674,409	816,906
Decrease in allowance for doubtful accounts	(92)	(1,745)
Impairment of equipment	-	2,672
(Increase) decrease in:
Accounts receivable	(42,419)	365,457
Other receivables	68,027	(109,106)
Inventory	60,349	132,573
Prepaid expenses	30,998	(1,595)
Increase (decrease) in:
Accounts payable and accrued expenses	(275,426)	67,143
Accrued compensation and related benefits	20,288	178,154
Deferred revenue	(156,036)	(104,995)
Net cash used by operating activities	(1,313,400)	(650,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(25,962)	(28,291)
Purchase of property and equipment	(9,200)	(88,439)
Net cash used by investing activities	(35,162)	(116,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment of) proceeds from issuance of notes payable, related party	(35,000)	35,000
Proceeds for stock to be issued	2,199,960	-
Issuance of common stock, net of offering costs	1,500,000	464,889
Net cash provided by financing activities	3,664,960	499,889

Net increase (decrease) in cash and cash equivalents	2,316,398	(267,025)

Cash and cash equivalents, beginning of period	27,125	294,150
Cash and cash equivalents, end of period	$2,343,523	$27,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,035	$179

The accompanying notes are an integral part of these financial statements.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

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

For the year ended December 31, 2014, two customers, Multistack LLC and Soex, accounted for approximately 60% and 27% of the Company’s revenue, respectively. At December 31, 2014, amounts due from these customers were approximately 67% and 0%, respectively, of total accounts receivable. For the year ended December 31, 2013, one customer, Multistack LLC, accounted for approximately 83% of the Company’s revenue. At December 31, 2013, amounts due from this customer were approximately 63% of total accounts receivable. See Note 10 for a discussion of Multistack and the licensing agreement with MG Energy LLC.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2014, the Company generated a net loss of $1,772,366 and the Company has incurred significant losses since inception. As of December 31, 2014, the Company has an accumulated deficit of $41,845,671, working capital of $1,575,885 and a stockholders’ deficit of $1,135,700. The Company used $1,313,400 and $650,184 of cash in operations during 2014 and 2013, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future.

On January 21, 2014 the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development.

On December 15, 2014, the Company entered into a Securities Purchase Agreement with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited who agreed to purchase 18 million shares of the Company’s Common Stock for $2,750,000, at approximately $0.153 per share. At December 31, 2014, the Company has recl184 of cash in operations during 2014 and 2013, respectively, which was funded by proceeds from debt and equity financings. There is no assurance that such financing will be available in the future.

On January 21, 2014 the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development.

On December 15, 2014, the Company entered into a Securities Purchase Agreement with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited who agreed to purchase 18 million shares of the Company’s Common Stock for $2,750,000, at approximately $0.153 per share. At December 31, 2014, the Company has received $2,199,960 in cash proceeds from the sale of this stock and has a cash balance of $2,343,523.

Management believes that the Company’s current cash position and its ability to obtain additional sources of cash flow is sufficient to fund its working capital requirements for the next year. However, there can be no assurance that the Company will be successful in its efforts to secure such additional sources of cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $739 and $831 at December 31, 2014 and 2013.

Other receivables - Accounts receivable consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E grant program (See Note 3- Research and development expenses, and grant proceeds). The Company prepares invoices as it meets grant program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at December 31, 2014 and 2013.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2014 and 2013, the Company had $5,325 and $78,240 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2014 and 2013.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease life. Depreciation expense was approximately $41,600 and $84,300 the years ended December 31, 2014 and 2013, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was approximately $25,400 and $22,400 for the years ended December 31, 2014 and 2013, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and $23,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the years ended December 31, 2014 and 2013, the Company recognized $0 and $2,672, respectively, in impairment costs.

Government Grants -Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 3. Significant Accounting Policies (Continued)

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended December 31, 2014 and 2013, the Company incurred research and development costs of approximately $763,100 and $676,100, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For the years ended December 31, 2014 and 2013, the Company recorded approximately $355,000 and $181,000, respectively, in proceeds against research and development expenses on the statements of operations.

On January 23, 2013, the U.S. Department of Defense and the U.S. Department of Energy approved an ARPA-E contract of up to $800,000 to the Company for the funding of a project to develop an energy-efficient, compact dehumidification system utilizing a polymer membrane that allows moisture to pass through. The contract is conditioned upon the Company contributing $200,000 of the proposed total project cost of $1,000,000. For the year ended December 31, 2013, the Company has incurred approximately $181,000 in expenses and recognized the same amount as a reduction to research and development expense related to this award. During 2014, the contract was amended to extend the term through March 31, 2015. For the year ended December 31, 2014, the Company incurred approximately $334,000 in expenses and recognized approximately $267,000 as a reduction to research and development expense under the award.

In March 2014, the U.S. Army issued a Small Business Innovation Research (SBIR) contract of up to approximately $100,000 to the Company for the funding of a project to develop the Company’s NanoClear® water cleaning process. The contract is not conditioned upon a contribution from the Company. For the year ended December 31, 2014, the Company recognized approximately $88,000 under this contract as a reduction to research and development expense.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by Dais its distributor may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of approximately $91,500 and $92,100 for future warranty expenses at December 31, 2014 and 2013, respectively, which is included in the line item for accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned. The Company recognized revenue of $121,935 and $189,100, respectively, from license agreements for the years ended December 31, 2014 and 2013. The Company recognized revenue of $60,000 and $26,512, respectively, from royalties for the years ended December 31, 2014 and 2013.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 3. Significant Accounting Policies (Continued)

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Dividend rate	0%	0%
Risk free interest rate	2.00% – 3.00%	2.03% – 2.20%
Expected term	10 years	10 years
Expected volatility	168% – 183%	135% – 177%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2014 and 2013.

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

The fair value of stock options issued to consultants in 2014 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 3 years; Estimated volatility 177%; Risk-free interest rate: 0.2%; Dividend yield: 0%.The fair value of stock options issued to consultants in 2013 was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2 years; Estimated volatility 165%; Risk-free interest rate: 0.26%; Dividend yield: 0%. The Company recognized $11,809 and $19,105 of compensation expense for stock options issued to consultants during the years ended December 31, 2014 and 2013, respectively.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 3. Significant Accounting Policies (Continued)

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

The Company does not have any level 1, 2 or 3 financial instruments. The respective carrying values of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s related party note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Years Ended December 31, 2014 and 2013

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 36,796,512 and 39,365,082 were excluded from the computation of diluted earnings per share for the years ended December 31, 2014 and 2013, respectively, because their effect is anti-dilutive.

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Numerator:
Net loss	$(1,772,366)	$(2,121,478)
Denominator:
Weighted average basic shares outstanding	93,876,521	57,542,454
Potential shares under stock options	-	-
Less shares assumed repurchased under the treasury stock method	-	-
Weighted average fully diluted shares outstanding	93,876,521	57,542,454
Net loss per common share – basic	$(0.02)	$(0.04)
Net loss per common share – diluted	$(0.02)	$(0.04)

Recent Accounting Pronouncements.

There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on the Company's financial position or operating results.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Furniture and fixtures	$38,764	$38,764
Computer equipment	64,305	64,305
Demonstration equipment	92,733	92,733
Office and lab equipment	223,666	224,174
Leasehold improvements	9,708	-
Property and equipment, gross	429,176	419,976
Less accumulated depreciation	364,625	322,995
Property and equipment, net	$64,551	$96,981

Note 5. Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2014	2013
Prepaid expenses	$500	$11,700
Prepaid insurance	16,042	35,840
	$16,542	$47,540

Note 6. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2014	2013
Accrued expenses, other	$19,445	$34,890
Accrued warranty costs	91,531	92,100
	$110,976	$126,990

Note 7. Related Party Transactions

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $49,000 in each of the years ended December 31, 2014 and 2013. At December 31, 2013, $124,917 was included in accounts payable for amounts owed to these stockholders for rent.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 7. Related Party Transactions (continued)

The Company also has accrued compensation due to the Chief Executive Officer as of December 31, 2014 and 2013 of $1,292,410 and $1,254,122, respectively. The Company determined that the balance is a long term liability, as the Company does not believe it will be repaid within the next year. The Company did, however, classify $100,000 as a current liability in accounts payable at December 31, 2014 as The Chief Executive Officer is required to convert $100,000 of the outstanding amount into the Company’s common stock.

The Company also has accrued compensation due to its general counsel, Mr. Tangredi’s wife, for deferred salaries earned and unpaid equal to $400,772 and $418,772 as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Company determined that all of the accrued payroll to its general counsel was a long term liability, as the Company did not believe it would be repaid within the next year. The general counsel, however, retired as of October 10, 2014. The Company has agreed to pay the general counsel on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017 if a balance remains. Under certain circumstances, such as completion of a financing or cash flow generating event or a change in control, as defined, the Company would be required to make accelerated payments under the agreement. If the Company defaults on the payment terms it may be required to pay interest and penalties, as defined, to the general counsel. The Company has made $14,000 of payments under this agreement as of December 31, 2014. The entire balance is included in accounts payable and classified as a current liability because the Company believes that there is a strong likelihood it will repay the amount within one year.

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

Note 8. Equity Transactions

Preferred Stock

At December 31, 2014 and 2013, the Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors. The Company has designated 400,000 shares of Series A convertible preferred stock; 1,000,000 shares of Series B convertible preferred stock; 500,000 shares of Series C convertible preferred stock; and 1,100,000 shares of Series D convertible preferred stock. The Series A through D convertible preferred stock rank senior to the common stock as to dividends and liquidation. Each share of Series A through D convertible preferred stock is convertible into one share of common stock, except in specified circumstances as defined by the Company’s Certificate of Incorporation, and is automatically converted into common stock upon the occurrence of an initial public offering that meets certain criteria. No dividend or distribution may be paid on any shares of the Company’s common stock unless an equivalent dividend or distribution is paid on the Series A through D convertible preferred stock. In December 2014, the Company’s board of directors approved an amendment of the Company’s Amended and Restated Articles of Incorporation to modify the designations of the Company’s preferred stock. This amendment is subject to stockholder approval which was obtained in February 2015 (See Note 13).

Common Stock

At December 31, 2014 and 2013, the Company’s Board of Directors has authorized 200,000,000 million shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors. In December 2014, the Company’s board of directors approved an amendment of the Company’s Amended and Restated Articles of Incorporation that increased the authorized number of the Company’s shares of common stock to 240,000,000. This amendment is subject to stockholder approval which was obtained in February 2015 (See Note 13).

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 8. Equity Transactions (continued)

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

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company is using the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais’s products and strengthen the relationship between the Company and the Investor, the Investor agreed to form, and issue to the Company equity in, a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. The Investor has formed the Subsidiary but has not issued the equity to Dais. The SPA also requires the Company to appoint a director nominated by the Investor which was completed on October 3, 2014. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014.

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014 which is classified in the equity section as a common stock payable. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. Pursuant to terms of the 2014 SPA, the 2014 Investors signed a voting agreement which obligates the 2014 Investors to vote as recommended by the Company’s board of directors through the earlier of the anniversary of the satisfaction of the certain conditions in the voting agreement or upon mutual written agreement of the Company and the 2014 Investors to terminate the voting agreement. The 2014 Investors will have the right to nominate a member to the Company’s board as long as they own at least 9.99% of the Company’s common stock. The Company is required to register the shares of the Company’s common stock acquired by the Purchasers after certain conditions are met. 20,333,334 shares of the Company’s common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing PRC company with assets of at least $3,000,000 if the purchasers capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company’s equity and arrange an HVAC services agreement $60,000,000 in sales over a three year period. The conditions have not yet been met.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 9. Stock Options and Warrants

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Incentive Compensation Plan (“2000 Plan”) and the 2009 Long-Term Incentive Plan (“2009 Plan”), respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,882 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. The 2000 Plan permits grants of options to purchase common shares authorized and approved by our Board of Directors and shareholders for issuance prior to the enactment of the 2000 Plan. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors. See Note 13 for a discussion of the Company’s 2015 Stock Incentive Plan approved by shareholders on February 27, 2015.

The average fair value of options granted at market during 2014 and 2013 was $0.29 and $0.14 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

The following summarizes the information relating to outstanding stock options granted pursuant to the above plans as well as outside of the plans during 2014 and 2013:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	18,647,332	$0.29	6.06	$26,345
Granted	5,468,000	0.14
Forfeited or expired	(2,583,916)	0.14
Outstanding at December 31, 2013	21,531,416	0.26	5.91	-
Granted	2,240,000	0.30
Forfeited or expired	(2,409,300)	0.25
Outstanding at December 31, 2014	21,362,116	$0.27	5.57	$1,579,657

Exercisable at December 31, 2014	21,182,949	$0.27	5.55	$1,545,915

Stock compensation expense for options granted to both employees and consultants was approximately $686,000 for the year ended December 31, 2014 and $836,000 for the year ended December 31, 2013. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was approximately $703,000 and $778,000, respectively.

As of December 31, 2014, there was approximately $11,700 of unrecognized employee stock-based compensation expense related to non vested stock options, which is expected to be recognized for the year ended December 31, 2015.

The following table represents our non vested share-based payment activity for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2012	1,235,555	$0.16
Granted	5,468,000	0.16
Forfeited	(1,392,915)	0.24
Vested	(4,705,500)	0.17
Nonvested options - December 31, 2013	605,140	0.13
Granted	2,240,000	0.29
Vested	(2,477,916)	0.29
Forfeited	(188,057)	0.12
Nonvested options - December 31, 2014	179,167	$0.11

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 9. Stock Options and Warrants (continued)

Warrants

At December 31, 2013, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	1.22	$0.34
Warrants-Consulting Agreement	425,000	0.07	$0.28
Warrants-Note Conversions	1,061,538	1.20	$0.28
Warrants-Stock Purchases	6,547,858	2.77	$0.36
Warrants-Services	400,000	0.06	$0.50
Total	15,434,396

Note 10. Deferred Revenue

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license and royalty revenue of approximately $180,000 and $120,000 for this Agreement during the years ended December 31, 2014 and 2013, respectively. The deferred revenue for this agreement was approximately $1,775,000 and $1,895,000 at December 31, 2014 and December 31, 2013, respectively.

MG Energy entered into a sublicense with Multistack, LLC. Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at December 31, 2014, has an ownership interest in both MG Energy and Multistack, LLC. For the years ended December 31, 2014 and 2013, Multistack, LLC, accounted for approximately 60% and 83% of the Company’s revenue, respectively. At December 31, 2014 and 2013, amounts due from Multistack, LLC were approximately 67% and 63% of total accounts receivable, respectively.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 10. Deferred Revenue (continued)

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

The Company has identified all of the deliverables under the Distribution Agreement and has determined significant deliverables to be the license for the intellectual property and the distribution services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to Soex (Hong Kong) based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the distribution agreement as one unit of accounting. The initial payment of $50,000 for the license agreement which was received during 2014 will be treated as deferred revenue and recognized over the performance period of the distribution agreement. Royalties will be recognized as revenue when earned. The Company recognized license revenue of approximately $1,000 for this Agreement during the year ended December 31, 2014. The deferred revenue for this agreement was approximately $49,000 at December 31, 2014. The Company has not received the remaining $450,000 which was due on or before October 24, 2014. Soex (Hong Kong) is in breach of the Distribution Agreement and may not be able to cure the breach.

To further the distribution of Dais’s products in the Territory, and to further the intent of the Company and the Distributor first memorialized in the Securities Purchase Agreement, dated January 21, 2014 between the Distributor and Dais, the Distributor shall form Soex (Beijing) Environmental Protection Technology Company Limited (the “Subsidiary”) which will function as the manufacturer and master distributor for the products in the Field and Territory. Upon the legal formation of the Subsidiary, Dais will be issued 25% of the equity of the Subsidiary, the right to a board seat and certain preemptive rights. The Subsidiary has been formed by Soex but the Company has not been issued any equity.

The Company entered into a licensing agreement during the year ended December 31, 2003 and received an initial fee of $770,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. In addition, the Company received royalties of $100,000 in each of the first three years of the agreement. The Company recognized revenue of approximately $39,000 for this agreement during the year ended December 31, 2013. This agreement expired in 2013.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. The Company recognized revenue of approximately $1,400 and $5,000 for this agreement during the years ended December 31, 2014 and 2013 with no remaining deferred revenue balance on December 31, 2014.

Note 11. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 11. Commitments and Contingencies (continued)

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

Under his employment agreement, in addition to any other compensation which he may receive, if we complete a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of our common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 11. Commitments and Contingencies (continued)

Under the employment agreement, we and Mr. Tangredi have agreed that we will retain an independent compensation consultant which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the board of directors. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the employment agreement. Mr. Tangredi’s employment agreement was amended in February 2015. See Note 13.

Litigation

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, primarily consequential and incidental damages, allegedly caused by an alleged failure of a subcontracted component of equipment provided by the Company and its customer. Further, the Company has made claims against its supplier for contribution and indemnification for any damages. The supplier then instituted a counterclaim against the Company. The Company intends to vigorously defend itself against these allegations and, at this stage, the Company does not have an estimate of the likelihood or the amount of any potential expense, if any, for this lawsuit.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 12. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2014 and 2013. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2014	2013
Tax (benefit) at U.S. statutory rate	$(610,000)	$(721,000)
State income tax (benefit), net of federal benefit	(65,000)	(77,000)
Employee stock-based compensation	157,000	284,000
Other adjustments	(20,000)	(39,000)
Expiration of net operating loss	-	-
Change in valuation allowance	538,000	553,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets (liabilities), current:
Allowance for doubtful accounts	$2,200	$2,200
Stock warrant consideration and other	118,800	114,100
Accrued shareholder interest	120,600	120,600
Deferred license revenue	81,700	81,800
Valuation allowance	(323,300)	(318,700)
	$—	$—

Deferred tax assets (liabilities), noncurrent:
Deferred revenue	$692,700	$662,000
Depreciation	18,900	7,500
Bonus payable	-	108,300
Accrued deferred compensation payable	636,100	523,500
Research and development credit	94,600	45,400
Stock Compensation	84,000
Net operating loss carryforward	8,541,500	8,187,700
Valuation allowance	(10,067,800)	(9,534,400)
	$—	$—

As of December 31, 2014 and 2013, the Company had federal and state net operating loss carry-forwards totaling approximately $22,700,000 and $21,800,000, respectively, which expire through 2034. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2014 and 2013 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $538,000 and $553,000, respectively.

As of December 31, 2014, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2014. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2014 and 2013

Note 13. Subsequent Events

Securities Purchase Agreement

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the “Sage Purchasers”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The Company received $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015.

Amendment to Authorized Shares and Designation of Preferred Stock

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the “Class A Preferred Stock”. There are no shares of Class A Preferred Stock currently issued by the Company. Any holder of the Class A Preferred Stock shall not be entitled to any dividends. Each share of Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class A Preferred Stock is convertible into common stock at a conversion price equal to 75% of the average closing price of the Company’s common stock for the 30 trading days prior to the holder’s election to convert.

Amended Employment Agreement

On February 27, 2015, the Company and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid equal to approximately $1.3 million. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay the Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of Company’s voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share.

Stockholders’ Meeting

On February 27, 2015, the Company held its Annual Meeting, at which the Company’s shareholders approved several proposals.

The shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than 1-for-5 and not more than 1-for-20 (the “Reverse Stock Split”) at any time prior to March 31, 2016, with the Board of Directors having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set at a whole number within the above range as determined by the Board in its discretion.

The shareholders approved an amendment to Certificate of Incorporation to increase the number of shares the corporation is authorized to issue to 250,000,000 shares, of which 240,000,000 shares of common stock and 10,000,000 shares of preferred stock shall be authorized.

The shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”) The number of shares of our common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan authorized the grant to eligible individuals of (1) Stock Options (Incentive and Nonstatutory), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards. Unless otherwise determined by the Board, it will administer the 2015 Plan.

No other material events have occurred subsequent to December 31, 2014 that requires recognition or disclosure in these financial statements.

