Form 10-Q
period 2015-03-31
DAIS ANALYTIC CORP
filed 2015-05-15
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 119,155,483 shares of the Registrant’s $0.01 par value common stock outstanding as of May 10, 2015.

Dais Analytic Corporation

PART I — FINANCIAL INFORMATION

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$1,946,257	$2,343,523
Accounts receivable, net	179,717	191,641
Other receivables	95,439	41,079
Inventory	101,273	99,521
Prepaid expenses	62,000	16,542
Total Current Assets	2,384,686	2,692,306

Property and equipment, net	58,807	64,551

OTHER ASSETS:
Deposits	2,280	2,280
Patents, net of accumulated amortization of $207,558 and
$201,607 at March 31, 2015 and December 31, 2014, respectively	117,182	113,672
Total Other Assets	119,462	115,952
TOTAL ASSETS	$2,562,955	$2,872,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $116,772
and $501,396 at March 31, 2015 and December 31, 2014, respectively	$470,042	$882,434
Accrued expenses, other	110,730	110,976
Current portion of deferred revenue	123,011	123,011
Total Current Liabilities	703,783	1,116,421

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,201,048	1,192,409
Deferred revenue, net of current portion	1,668,928	1,699,679
Total Long-Term Liabilities	2,869,976	2,892,088
Total Liabilities	3,573,759	4,008,509

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.01 par value; 240,000,000 shares authorized; 119,366,247 and 101,366,247 shares issued and 119,109,034 and 101,109,034 shares outstanding, respectively	1,193,663	1,013,663
Common stock payable	-	2,199,960
Capital in excess of par value	41,341,646	38,768,460
Accumulated deficit	(42,274,001)	(41,845,671)
	261,308	136,412
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(1,010,804)	(1,135,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,562,955	$2,872,809

 The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

REVENUE:
Sales	$314,028	$220,411
License fees	30,753	31,170
	344,781	251,581

COST OF GOODS SOLD	252,944	207,150

GROSS MARGIN	91,837	44,431

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $54,360 and $160,917, respectively	196,930	108,026
Selling, general and administrative expenses	323,238	340,455
TOTAL OPERATING EXPENSES	520,168	448,481

LOSS FROM OPERATIONS	(428,331)	(404,050)

OTHER EXPENSE (INCOME)
Interest expense	-	374
Interest income	(1)	(54)
TOTAL OTHER EXPENSE (INCOME)	(1)	320

NET LOSS	$(428,330)	$(404,370)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	113,366,247	70,991,247

 The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock		Common Stock	Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit

Balance, December 31, 2014	101,366,247	$1,013,663	$2,199,960	$38,768,460	$(41,845,671)	$(1,272,112)	$(1,135,700)

Stock based compensation	-	-	-	3,186	-	-	3,186

Issuance of common stock for cash	18,000,000	180,000	(2,199,960)	2,570,000	-	-	550,040

Net loss	-	-	-	-	(428,330)	-	(428,330)

Balance, March 31, 2015	119,366,247	$1,193,663	$-	$41,341,646	$(42,274,001)	$(1,272,112)	$(1,010,804)

 The accompanying notes are an integral part of these financial statements

DAIS ANALYTIC CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,330)	$(404,370)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	16,358	18,135
Stock based compensation expense	3,186	11,492
(Increase) decrease in:
Accounts receivable	11,924	(718)
Other receivables	(54,360)	7,591
Inventory	(1,752)	4,660
Prepaid expenses and other assets	(45,458)	5,132
Increase (decrease) in:
Accounts payable and accrued expenses	(412,638)	(166,855)
Accrued compensation and related benefits	8,639	14,640
Deferred revenue	(30,751)	(115,269)
Net cash used by operating activities	(933,182)	(625,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(9,461)	(8,923)
Purchases of property and equipment	(4,663)	(9,200)
Net cash used by investing activities	(14,124)	(18,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	(35,000)
Issuance of common stock, net of offering costs	550,040	1,500,000
Net cash provided by financing activities	550,040	1,465,000

Net increase (decrease) in cash and cash equivalents	(397,266)	821,315

Cash and cash equivalents, beginning of period	2,343,523	27,125

Cash and cash equivalents, end of period	$1,946,257	$848,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$374

 The accompanying notes are an integral part of these financial statements

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

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

The accompanying financial statements of the “Company” are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2015. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2015.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2015, the Company generated a net loss of $428,330 and the Company has incurred significant losses since inception. As of March 31, 2015, the Company has an accumulated deficit of $42,274,001 and a stockholders’ deficit of $1,010,804 but positive working capital of $1,680,903 and $1,946,257 of cash and cash equivalents. The Company used $933,182 and $625,562 of cash in operations during the three months ended March 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2015 and 2014, (b) the financial position at March 31, 2015 and December 31, 2014, and (c) cash flows for the three month periods ended March 31, 2015 and 2014, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $739 and $831 at March 31, 2015 and December 31, 2014, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E grant program (See Note 3- Research and development expenses, and grant proceeds). The Company prepares invoices as it meets grant program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at March 31, 2015 and December 31, 2014.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2015 and December 31, 2014, the Company had $5,260 and $5,325 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2015 and December 31, 2014.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $10,407 and $10,436 the quarters ended at March 31, 2015 and March 31, 2014, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was approximately $6,000 and $8,000 for the quarters ended at March 31, 2015 and March 31, 2014, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and $23,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. During the quarters ended at March 31, 2015 and March 31, 2014, respectively, the Company did not recognize impairment on its long-lived assets.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Government Grants - Grants are recognized when there is reasonable assurance that the grant will be received and conditions associated with the grant are met. When grants are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the quarters ended at March 31, 2015 and March 31, 2014, respectively, the Company incurred research and development costs of approximately $251,000 and $269,000, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For quarters ended at March 31, 2015 and March 31, 2014, respectively, the Company recorded approximately $54,000 and $161,000, respectively, in proceeds against research and development expenses on the statements of operations.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by Dais its distributor may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of approximately $91,500 for future warranty expenses at March 31, 2015 and 2014, which is included in the line item for accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned. The Company recognized license fee revenue of $30,753 and $31,170 from license agreements for quarters ended at March 31, 2015 and March 31, 2014, respectively. The Company did not recognize revenue from royalties during the quarters ended March 31, 2015 or March 31, 2014.

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

Three Months Ended March 31, 2015

(Unaudited)

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

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Income (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 35,836,512 and 38,801,745 were excluded from the computation of diluted earnings per share at March 31, 2105 and 2014, respectively, because their effect is anti-dilutive.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB issued for comment an exposure draft, “Revenue Recognition – Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	March 31,	December 31,
	2015	2014
Accrued expenses, other	$19,200	$19,445
Accrued warranty costs	91,530	91,531
	$110,730	$110,976

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

Three Months Ended March 31, 2015

(Unaudited)

Note 5. Related Party Transactions (Continued)

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense of approximately $12,200 in each of the quarters ended March 31, 2015 and 2014.

The Company also has accrued compensation due to the Chief Executive Officer as of March 31, 2015 and December 31, 2014 of $1,301,048 and $1,292,409, respectively. The Company determined that the balance is a long term liability, as the Company does not believe it will be repaid within the next year. The Company did, however, classify $100,000 as a current liability in accounts payable at March 31, 2015 and December 31, 2014 as the Chief Executive Officer is required to convert $100,000 of the outstanding amount into the Company’s common stock.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of Company’s voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share.

The Company also has accrued compensation due to its former general counsel, Mr. Tangredi’s wife, for deferred salaries earned and unpaid equal to $16,772 and $400,772 as of March 31, 2015 and December 31, 2014, respectively. Ms. Tangredi retired as of October 10, 2014. The Company agreed to pay her on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017, if a balance remains. Under certain circumstances, such as completion of a financing, the Company agreed to make accelerated payments under the agreement. The Company has $16,772 of payments remaining under this agreement as of March 31, 2015. The entire balance is included in accounts payable and classified as a current liability because the Company believes that there is a strong likelihood it will repay the amount within one year.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”). Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement. There were no sales to the Distributor in the quarters ending March 31, 2015 and March 31, 2014. The Distributor is in breach of the Distribution Agreement and it is uncertain if the Distributor will be able to fulfill its obligations. The Distribution Agreement can be terminated under certain conditions as defined in the Distribution Agreement, such as breach of payment obligations. In addition to the above, upon legal registration of SoEX EPT, Dais will receive 25% ownership of SoEX EPT. As of March 31, 2015, SoEx EPT has been legally registered but the Distributor has not issued those shares to the Company. See Note 7 for additional related party transactions.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 6. Stock Options and Warrants

Options

In June 2000 and November 2009, our Board of Directors adopted, and our shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of our common stock reserved for issuance under the 2015 Plan is 10,000,000. The Plans and the 2015 Plan permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

There were no options awarded or exercised during the three months ended March 31, 2015 and 2014. The following summarizes the information relating to outstanding stock options activity with employees during 2015:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21,362,116	$0.27	5.57	$1,579,657
Expired/Forfeited	(150,000)	$0.13	-	$-
Outstanding at March 31, 2015	21,212,116	$0.27	5.34	$717,488

Exercisable at March 31, 2015	21,066,282	$0.27	5.32	$700,717

Stock compensation expense was approximately $3,200 and $11,500 for the three months ended March 31, 2015 and 2014, respectively. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was approximately $0 and $29,100, respectively.

As of March 31, 2015, there was approximately $8,500 of unrecognized employee stock-based compensation expense related to non vested stock options, which will be recognized for the remainder of the fiscal year ending December 31, 2015.

The following table represents our non vested share-based payment activity with employees for the three months ended March 31, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2014	179,167	$0.11
Forfeited	(33,333)	$0.13
Nonvested options – March 31, 2015	145,834	$0.10

Warrants

At March 31, 2015, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	0.98	$0.34
Warrants-Consulting Agreement	15,000	0.24	$0.30
Warrants-Note Conversions	1,061,538	0.96	$0.28
Warrants-Stock Purchases	6,547,858	2.53	$0.36
Total	14,624,396

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 7. Deferred Revenue

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license revenue of approximately $30,000 for this Agreement during each of the quarters ended March 31, 2015 and 2014. The deferred revenue for this agreement was approximately $1,744,000 and $1,775,000 at March 31, 2015 and December 31, 2014, respectively.

MG Energy entered into a sublicense with Multistack, LLC. Michael Gostomski, one of the Company’s shareholders with approximately 2,500,000 shares at March 15, 2015 and December 31, 2014, has an ownership interest in both MG Energy and Multistack, LLC. For the quarter ended March 31, 2015, Multistack LLC accounted for approximately 90% of the Company’s revenue. For the quarters ended March 31, 2014, Multistack, LLC accounted for approximately 86% of the Company’s revenue. At March 31, 2015 and December 31, 2014, amounts due from this customer were approximately 65% and 63%, respectively, of total accounts receivable.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Distributor”). The initial term of this agreement is 15 years, with automatic consecutive extensions of 1 year each unless notice of termination is delivered. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from the Distributor to purchase nano-material membrane and other products from Dais, the Distributor obtained the right to distribute and market Dais’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further the Distributor received an exclusive license in the Territory to use Dais’s intellectual property in the manufacture and sale of Dais’s products in the Field and Territory and to purchase its requirements of nano-material membrane only from Dais, subject to terms and conditions of the Distribution Agreement. There were no sales to the Distributor in the quarters ending March 31, 2015 and March 31, 2014. The Company recognized license fee revenue of approximately $800 and $0 for this Agreement during the quarters ended March 31, 2015 and 2014, respectively. During 2014, $50,000 of the $500,000 license fee was received and recorded as deferred revenue and is being amortized over the 15-year term of the Distribution Agreement. Deferred revenue was approximately $48,000 and $49,000 at March 31, 2015 and December 31, 2014, respectively. The Company has not received the remaining $450,000 which was due on or before October 24, 2014. The Distributor is in breach of the Distribution Agreement and it is uncertain if the Distributor will be able to fulfill its obligations. The $450,000 has not been recorded in the accompanying financial statements.

The Company entered into a licensing agreement with a biomedical entity during the year ended December 31, 2005 and received an initial license fee of $50,000. This fee is deferred and recognized on a straight-line basis over the life of the license agreement of 10 years. The Company recognized revenue of $0 and $1,250 for this agreement during the quarters ended March 31, 2015 and 2014 with no remaining deferred revenue balance on December 31, 2014.

Dais Analytic Corporation

Notes to Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Note 8. Securities Purchase Agreement

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014 which is classified in the equity section as a common stock payable. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. Pursuant to terms of the 2014 SPA, the 2014 Investors signed a voting agreement which obligates the 2014 Investors to vote as recommended by the Company’s board of directors through the earlier of the anniversary of the satisfaction of the certain conditions in the voting agreement or upon mutual written agreement of the Company and the 2014 Investors to terminate the voting agreement. The 2014 Investors will have the right to nominate a member to the Company’s board as long as they own at least 9.99% of the Company’s common stock. The Company is required to register the shares of the Company’s common stock acquired by the 2014 Investors after certain conditions are met. An additional 20,333,334 shares of the Company’s common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People’s Republic of China (PRC) with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company’s equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. As of March 31, 2015, these conditions have not yet been met.

Note 9. Litigation

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The contractor makes claims for breach or warranties, negligence and products liability. In the complaint, the contractor alleges that it paid $180,000 to the general contractor of the project for damages, primarily consequential and incidental damages, allegedly caused by an alleged failure of a subcontracted component of equipment provided by the Company and its customer. Further, the Company has made claims against its supplier for contribution and indemnification for any damages. The supplier then instituted a counterclaim against the Company. This lawsuit and countersuits were settled on May 11, 2015 as more fully discussed in Note 11 – Subsequent Event.

Note 10. Stockholders’ Meeting

On February 27, 2015, the Company held its Annual Meeting, at which the Company’s shareholders approved several proposals.

The shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of common stock by a ratio of not less than 1-for-5 and not more than 1-for-20 (the “Reverse Stock Split”) at any time prior to March 31, 2016, with the Board of Directors having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set at a whole number within the above range as determined by the Board in its discretion.

The shareholders approved an amendment to Certificate of Incorporation to increase the number of shares the corporation is authorized to issue to 250,000,000 shares, of which 240,000,000 shares of common stock and 10,000,000 shares of preferred stock shall be authorized.

The shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan authorized the grant to eligible individuals of (1) Stock Options (Incentive and Nonstatutory), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards. Unless otherwise determined by the Board, it will administer the 2015 Plan.

Note 11. Subsequent Event

No events have occurred since March 31, 2015 that require recognition or disclosure in the financial statements, except as follows:

On May 11, 2015, the Company reached an arbitration settlement in the lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project as further discussed in Note 9 above. The Company’s portion of the settlement, and the related attorney’s fees, will be paid for by the Company’s insurance carrier. In response to the original lawsuit, the Company made claims against a supplier for contribution and indemnification for any damages. As part of the arbitration settlement of all claims and counterclaims, the parties entered into a settlement agreement where all claims were settled and released. The Company will be able to derecognize accounts payable of $50,000 to the supplier as a result of the settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2015.

THIS FILING, INCLUDING BUT NOT LIMITED TO “MANAGEMENT’S DISCUSSION AND ANALYSIS”, CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2015. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

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

Recent Developments

Securities Purchase Agreement with Strategic Investors

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. An additional 20,333,334 shares of the Company’s common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People’s Republic of China (PRC) with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company’s equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. As of March 31, 2015, these conditions have not yet been met but we have signed a letter of intent with the 2014 Investors and a definitive agreement should be signed by the end of the second quarter.

ConsERV™ Orders in China

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

In 2013 the Company received an initial order for its ConsERV™ cores and systems useful in most forms of HVAC equipment built around Aqualyte™ nano-materials from a specialty engineering service company in Beijing, China. The deployment of the ConsERV™ technology is at the first building of a 45-building complex. Installation in the first building has been completed and the customer reports approximately 20% savings in energy usage. Since that time other installations of ConsERV have been completed in China including in schools, passive home projects, and factories. We believe selling ConsERV in China and Southeast Asia are our best route to increased sales and profitability. North American ConsERV revenues are showing a resurgence as the US economy continues to improve, and awareness of the value energy recovery systems, such as ConsERV, to save energy, lower capital expense, and reduce carbon emissions increases in the trades and with end-users.

NanoClear™ Grant to Continue Research

Dais is moving to introduce its first commercial water filtration module by the third quarter of 2015.  In March 2015, the Company received a $1,000,000 two year grant entitled “Non-Fouling Water Reuse Technologies” to continue developing its NanoClear™ water clearing separation product, which uses Dais’s patented Aqualyte™ membrane to produce potable water from grey-water sources,  using funds from a U.S. Army Small Business Innovation Research (SBIR) program. If successfully commercialized, the results from this grant will widen NanoClear’s applications in the burgeoning opportunity to separate clean water from most types of contaminated waste streams potentially beginning as early 2016.

NanoAir™ Grant to Build Full-Size Prototype

In May 2015, we have been selected to receive additional funding of $1.2 million from the U.S Department of Energy (DOE) to further commercialize the Heating, Ventilation, and Air-Conditioning (HVAC) membrane technology for our NanoAir™ product. The award is part of a total investment of nearly $8 million by the DOE to advance research and development of next-generation heating, ventilating, and air conditioning (HVAC) technologies. The project will build and test a full size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that Dais technology can improve rooftop unit energy efficiency by almost 90 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

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

Membrane (Plastic Sheet Good)

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

NanoClear™ -Water treatment

We expect this application, when development is completed, will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance des design that is competitive with industry leaders in terms of electrical consumption. We have constructed a pilot plant that was installed at a local County waste water treatment facility and commissioned in May 2013. This site has served as a showcase for potential commercial customers. The accumulated test data, analyzed by an independent 3rd party firm, shows the water quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at 6 parts per million (ppm). The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by Dais are forming the first next generation of Aqualyte™ based membrane evaporators which we believe will be the initial commercial product for NanoClear targeting to be introduced in 2015. We have now extended the operating hours of the pilot facility on a 24-hour basis to test the materials and processes. This membrane evaporator will be an order of magnitude more compact, and have reduced manufacturing costs, than the existing membrane evaporator generations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Sales	$314,028	$220,411
License fees	30,753	31,170
TOTAL REVENUE	344,781	251,581
COST OF GOODS SOLD	252,944	207,150
GROSS MARGIN	91,837	44,431
OPERATING EXPENSES
Research and development expenses net of government grant proceeds of $54,360 and $160,917, respectively	196,930	108,026
Selling, general and administrative expenses	323,238	340,455
TOTAL OPERATING EXPENSES	520,168	448,481
LOSS FROM OPERATIONS	(428,331)	(404,050)
OTHER EXPENSE (INCOME)	(1)	320
NET LOSS	$(428,330)	$(404,370)

REVENUES

We now generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte membrane. Product sales were $314,028 and $220,411 for the quarters ended March 31, 2015 and 2014, an increase of $93,617 or 42.5% due to generally weak sales in the first quarter of 2014. Revenues in the first quarter of 2015 were primarily all from the sales of ConsERV™ cores to MultiStack. While revenues from MultiStack accounted for approximately 86% of the Company’s revenue, we expect sales to a more diversified set of customers by the third and fourth quarters of 2015. Revenues from license fees were flat for the first quarters of  2014 and 2015.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $252,944 and $207,150 for the quarters ended March 31, 2015 and 2014, respectively. The increase of $45,794 was equal to an increase of 22.1%, reflecting the increase in product sales partially offset by greater efficiency from the use of a new version of Aqualyte membrane in our ConsERV™ cores.

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

RESEARCH AND DEVELOPMENT COSTS

The Company incurs research and development costs related to the commercialization and improvement of its products. Research and development expenses decreased 7% without taking into account offsetting reimbursements from government proceeds. Taking into account reimbursements from government proceeds, research and development expenses increased $88,904 or 82.3% as a result of increased product development. The Company expects greater reimbursements in the latter half of 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $323,238 for the quarter ended March 31, 2015, compared to $340,455 for the quarter ended March 31, 2014, a decrease of $17,217 or 5.0%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

●

Additional expenses as a result of being an SEC reporting company including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

●

Additional infrastructure needed to support the expanded commercialization of our ConsERV™ products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

●	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price

The decrease in selling general and administrative expenses in the first quarter of 2015 was due to lower payroll expenses for administration and engineering partially offset by higher professional costs and costs related to the Company’s shareholder meeting in the first quarter of 2015.

NET LOSS:

Net loss for the quarter ended March 31, 2015 was $428,330 compared to net loss of $404,370 for the quarter ended March 31, 2014. The greater loss in the quarter ended March 31, 2015 was a result of higher investments in research and development, partially offset by higher gross margin.

Liquidity and Capital Resources

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with two investors with principal offices in Hong Kong (“2014 Investors”). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company’s common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds as of December 31, 2014 which is classified in the equity section as a common stock payable. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. Pursuant to terms of the 2014 SPA, the 2014 Investors signed a voting agreement which obligates the 2014 Investors to vote as recommended by the Company’s board of directors through the earlier of the anniversary of the satisfaction of the certain conditions in the voting agreement or upon mutual written agreement of the Company and the 2014 Investors to terminate the voting agreement. The Company is required to register the shares of the Company’s common stock acquired by the Purchasers after certain conditions are met. . An additional 20,333,334 shares of the Company’s common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People’s Republic of China (PRC) with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company’s equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. As of March 31, 2015, these conditions have not yet been met.

In 2014, the Company sold 37.5 million shares of the Company’s common stock, for $1.5 million, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014 and issued the 37.5 million shares of common stock to the Investor

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2015, the Company generated a net loss of $428,330 and the Company has incurred significant losses since inception. As of March 31, 2015, the Company has an accumulated deficit of $42,274,001 and a stockholders’ deficit of $1,010,804 but positive working capital of $1,680,903 and $1,946,257 of cash. The Company used $933,182 and $625,562 of cash in operations during the three months ended March 2015 and 2014, respectively, which was funded by proceeds from equity financings. There is no assurance that such financing will be available in the future.

Management believes that the Company’s current cash position and its probability of obtaining additional sources of cash flow through debt or equity financings are sufficient to fund its working capital requirements for the next year. However, there can be no assurance that the Company will be successful in its efforts to secure such additional sources of cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, selected cash flow information:

	Three Months Ended March 31,
	2015	2014
Cash flows used by operating activities	$(933,182)	$(625,562)
Cash flows used by investing activities	(14,124)	(18,123)
Cash flows provided by financing activities	550,040	1,465,000
Net increase (decrease) in cash and cash equivalents	$(397,266)	$821,315

Cash and cash equivalents as of March 31, 2015 were $1,946,257 compared to $2,343,523 as of December 31, 2014. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $933,182 for the quarter ended March 31, 2015 compared to $625,562 for the same period in 2014. Although, there was a greater net loss in the quarter ended March 31, 2015, greater cash was used by operating activities in 2015 as a result of the increased payments of accounts payable in 2015 compared to 2014.

Net cash used in investing activities was relatively even with $14,124 used for the quarter ended March 31, 2015 compared to $18,123 used for the same period in 2014.

Net cash provided by financing activities was $550,040 for the quarter ended March 31, 2015 compared to approximately $1,465,000 for the same period in 2014. The difference is the timing of receipt of cash for equity sales described under Liquidity and Capital Resources.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, we have recorded an allowance for doubtful accounts of $739 and $831 at March 31, 2015 and December 31, 2014, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E grant program (See Note 3- Research and development expenses, and grant proceeds).  The Company prepares invoices as it meets grant program milestones.  Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at March 31, 2015 and December 31, 2014.

Inventory - Inventory consists of raw materials and work-in-process and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2015 and December 31, 2014, the Company had $5,260 and $5,325 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2015 and December 31, 2014.

Government Grants - Grants are recognized when there is reasonable assurance that the grant will be received and conditions associated with the grant are met. When grants are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses, and grant proceeds - Expenditures for research, development, and engineering of products are expensed as incurred. For the quarters ended at March 31, 2015 and March 31, 2014, respectively, the Company incurred research and development costs of approximately $251,000 and $269,000, respectively. The Company accounts for proceeds received from government grants for research as a reduction in research and development costs. For quarters ended at March 31, 2015 and March 31, 2014, respectively, the Company recorded approximately $54,000 and $161,000, respectively, in proceeds against research and development expenses on the statements of operations.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by Dais its distributor may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core.  The Company has recorded an accrual of approximately $91,500 for future warranty expenses at March 31, 2015 and 2014, which is included in the line item for accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned.  The Company recognized license fee revenue of $30,753 and $31,170 from license agreements for quarters ended at March 31, 2015 and March 31, 2014, respectively.  The Company did not recognize revenue from royalties during the quarters ended March 31, 2015 or March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, the Company has not made any changes to our internal control over financial reporting.

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

On May 11, 2015, the Company reached an arbitration settlement in the lawsuit against the Company and one of its customers for damages in connection with the installation of equipment by a contractor involved in a construction project. The Company’s portion of the settlement, and the related attorney’s fees, will be paid for by the Company’s insurance carrier. In response to the original lawsuit, the Company made claims against a supplier for contribution and indemnification for any damages. As part of the arbitration settlement of all claims and counterclaims, the parties entered into a settlement agreement where all claims were settled and released. The Company will be able to derecognize accounts payable of $50,000 to the supplier as a result of the settlement agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 15, 2015	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Peter DiChiara
Peter DiChiara
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

