Form 10-Q
period 2015-06-30
DAIS ANALYTIC CORP
filed 2015-08-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Registrant's telephone number, including area code: (727) 375-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 119,411,459 shares of the Registrant's $0.01 par value common stock outstanding as of August 14, 2015.

DAIS ANALYTIC CORPORATION
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,421,429	$2,343,523
Accounts receivable, net	177,704	191,641
Other receivables, including related party receivables of $18,303 and $0	137,074	41,079
Inventory	100,102	99,521
Prepaid expenses	92,506	16,542
Total Current Assets	1,928,815	2,692,306

Property and equipment, net	49,483	64,551

OTHER ASSETS:
Deposits	4,080	2,280
Patents, net of accumulated amortization of $213,509 and $201,607	111,231	113,672
Total Other Assets	115,311	115,952
TOTAL ASSETS	$2,093,609	$2,872,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $104,066 and $501,396	$429,547	$882,434
Accrued expenses, other	96,417	110,976
Current portion of deferred revenue	119,678	123,011
Total Current Liabilities	645,642	1,116,421

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,230,241	1,192,409
Deferred revenue, net of current portion	1,594,008	1,699,679
Total Long-Term Liabilities	2,824,249	2,892,088
Total Liabilities	3,469,891	4,008,509

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 240,000,000 shares authorized; 119,668,672 and 101,366,247 shares issued and 119,411,459 and 101,109,034 shares outstanding, respectively	1,196,688	1,013,663
Common stock payable	-	2,199,960
Capital in excess of par value	41,341,810	38,768,460
Accumulated deficit	(42,642,668)	(41,845,671)
	(104,170)	136,412
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(1,376,282)	(1,135,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,093,609	$2,872,809

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUE
Sales	$304,690	$488,354	$618,718	$708,765
Royalty and license fees	98,173	34,248	128,917	65,418
	402,863	522,602	747,635	774,183

COST OF GOODS SOLD	152,269	307,400	405,214	514,550

GROSS MARGIN	250,594	215,202	342,421	259,633

OPERATING EXPENSES
Research and development expenses, net	216,602	109,312	413,533	217,338
Selling, general and administrative expenses	453,036	365,931	776,896	706,386
TOTAL OPERATING EXPENSES	669,638	475,243	1,190,429	923,724

LOSS FROM OPERATIONS	(419,044)	(260,041)	(848,008)	(664,091)

OTHER EXPENSE (INCOME)
Other income	(10)	(1,500)	(10)	(1,500)
Gain on extinguishment of liabilities	(50,165)	-	(50,789)	-
Interest income	(379)	(338)	(380)	(392)
Interest expense	168	-	168	374
TOTAL OTHER EXPENSE (INCOME)	(50,386)	(1,838)	(51,011)	(1,518)

NET LOSS	(368,658)	(258,203)	(796,997)	(662,573)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	119,551,062	101,366,247	116,458,655	86,262,656

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Common Stock	Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Par Value	Deficit	Stock	Deficit
Balance at December 31, 2014	101,366,247	$1,013,663	$2,199,960	$38,768,460	$(41,845,671)	$(1,272,112)	$(1,135,700)

Stock based compensation	-	-	-	6,375	-	-	6,375

Issuance of common stock for cash and satisfaction of common stock payable	18,000,000	180,000	(2,199,960)	2,570,000	-	-	550,040

Cashless exercise of stock options	302,425	3,025		(3,025)			-

Net loss	-	-	-	-	(796,997)	-	(796,997)

Balance at June 30, 2015	119,668,672	$1,196,688	$-	$41,341,810	$(42,642,668)	$(1,272,112)	$(1,376,282)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,997)	$(662,573)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	31,633	34,342
Stock based compensation expense	6,375	55,901
(Increase) decrease in:
Accounts receivable	13,937	(14,531)
Other receivables	(95,995)	61,113
Inventory	(581)	(22,346)
Prepaid expenses and other assets	(77,764)	(30,722)
Increase (decrease) in:
Accounts payable and accrued expenses	(467,446)	(257,648)
Accrued compensation and related benefits	37,832	22,779
Deferred revenue	(109,004)	(80,422)
Net cash used by operating activities	(1,458,010)	(894,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(9,461)	(19,041)
Purchases of property and equipment	(4,663)	(9,200)
Net cash used by investing activities	(14,124)	(28,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	(35,000)
Issuance of common stock, net of offering costs	550,040	1,500,000
Net cash provided by financing activities	550,040	1,465,000

Net (decrease) increase in cash and cash equivalents	(922,094)	542,652

Cash and cash equivalents, beginning of period	2,343,523	27,125

Cash and cash equivalents, end of period	$1,421,429	$569,777

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$168	$374

NON-CASH FINANCING ACTIVITY
Cashless exercise of stock options	$3,025	$-
Issuance of common stock for satisfaction of payable	$2,199,960	$-

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background Information

Dais Analytic Corporation (the "Company"), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator ("ERV") (cores and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structured polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet the Company's quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company's products and/or increase its unit costs of production. Certain of the components or the processes of the Company's suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the "Class A Preferred Stock". There are no shares of Class A Preferred Stock currently issued by the Company. Any holder of the Class A Preferred Stock shall not be entitled to any dividends. Each share of Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class A Preferred Stock is convertible into common stock at a conversion price equal to 75% of the average closing price of the Company's common stock for the 30 trading days prior to the holder's election to convert.

The accompanying financial statements of the Company are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company's financial position, results of operations, stockholders' deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2015. The results of operations for the three and six month periods ended June, 2015 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2015.

Note 2. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2015, the Company generated a net loss of $796,997 and the Company has incurred significant losses since inception. As of June 30, 2015, the Company has an accumulated deficit of $42,642,668 and a stockholders' deficit of $1,376,282 but positive working capital of $1,283,173 and $1,421,429 of cash and cash equivalents. The Company used $1,458,010 and $894,107 of cash in operations during the six months ended June 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

Management believes that the Company's current cash position and its ability to obtain additional sources of cash flow is sufficient to fund its working capital requirements for the next year. However, there can be no assurance that the Company will be successful in its efforts to secure such additional sources of product revenue or capital. Any failure to timely procure additional financing or investment adequate to fund ongoing operations, including planned or currently underway product development initiatives and commercialization efforts, may have material adverse consequences on the Company's financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2015 and 2014, (b) the financial position at June 30, 2015 and December 31, 2014, and (c) cash flows for the six month periods ended June, 2015 and 2014, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $500 and $739 has been recorded at June 30, 2015 and December 31, 2014, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E funding program (See Note 3- Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for uncollectibilty is necessary at June 30, 2015 and December 31, 2014.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2015 and December 31, 2014, the Company had $635 and $5,325 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2015 and December 31, 2014.

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $9,323 and $10,378 for the three months ended and $19,731 and $20,815 for the six months ended June 30, 2015 and June 30, 2014, respectively. Gains and losses upon disposition are reflected in the statement of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,951 and $5,828 for the three months ended and $11,902 and $13,527 for the six months ended June 30, 2015 and June 30, 2014, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and $21,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and six months ended June 30, 2015 and June 30, 2014.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Government Funding - Fundings are recognized when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. When fundings are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. Fundings received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $239,933 and $208,399 for the three months ended and $491,224, and $477,342 for the six months ended June 30, 2015 and June 30, 2014, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $23,331 and $99,087 for the three months ended and $77,691 and $260,004 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders' equity.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of approximately $91,500 for future warranty expenses at June 30, 2015 and 2014, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned. The Company recognized license fee revenue of $78,253 and $30,093 for the three months ended and $108,997 and $61,263 for the six months ended at June 30, 2015 and June 30, 2014, respectively. The Company recognized revenue from royalties of $19,920 and $4,155 for the three months ended and $19,920 and $4,155 for the six months ended at June 30, 2015 and June 30, 2014, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition-Multiple-Element Arrangements," In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Financial instruments - The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's remaining open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the date of filing.

Derivative Financial Instruments - The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Net income (loss) per share - Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three and six months ended June 30, 2015 and 2014, the Company had 34,820,454 and 37,831,418, respectively potentially dilutive common shares that were excluded from the computation of net income (loss) per share.

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective as follows:

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	June 30, 2015	December 31, 2014
Accrued expenses, other	$4,886	$19,445
Accrued warranty costs	91,531	91,531
	$96,417	$110,976

Note 5. Related Party Transactions

Timothy N. Tangredi, the Company's Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC ("Aegis"). Mr. Tangredi currently owns 52% of Aegis' outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from the Company under which it has the right to use and sell products containing the Company's polymer technologies in biomedical and health care applications. As a result of a $150,000 payment made by Aegis, the first license is considered fully paid and as such no additional license revenue will be forthcoming. Pursuant to the second license, Aegis made an initial one-time payment of $50,000 and is to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products nor has it received any licensing fees requiring a royalty payment be made to the Company. All obligations for such payments ended on June 2, 2015. The term of each respective license runs for the duration of the patented technology.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $24,396 in each of the six months ended June 30, 2015 and 2014, respectively.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions (Continued)

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2015 and December 31, 2014 of $1,330,241 and $1,292,409, respectively. The Company classified $100,000 as a current liability in accounts payable at June 30, 2015 and December 31, 2014 as the Chief Executive Officer is required to convert $100,000 of the outstanding amount into the Company's common stock within 12 months. The remainder of the balance is a long term liability, as the Company does not believe it will be repaid within the next year.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of Company's voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share.

At December 31, 2014, the Company had accrued compensation due to its former general counsel, Mr. Tangredi's wife, for deferred salaries earned and unpaid equal to $400,772. Ms. Tangredi retired as of October 10, 2014. The Company agreed to pay her on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017, if a balance remains. Under certain circumstances, such as completion of a financing, the Company agreed to make accelerated payments under the agreement. As of June 30, 2015, all amounts due to Ms. Tangredi have been paid.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company's commons stock, equal to approximately 31% of the Company's issued and outstanding shares of Common Stock as of June 30, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company's products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company's intellectual property in the manufacture and sale of the Company's products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. There were no sales to Soex in the three months ended June 30, 2015 and 2014. During 2014, $50,000 of the $500,000 license fee was received. The Company recognized license fee revenue of $48,334 and $0 for this Agreement during the three months ended and $49,167 and $0 for the six months ended June 30, 2015 and 2014, respectively. Effective June 12, 2015, the Company's board of directors ratified the termination of the Distribution Agreement as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. As a result of the termination, the Company recognized the entire deferred balance during the three months ended June 30, 2015. There are no early termination penalties for the termination of the Distribution Agreement. The Company is pursuing legal action against Soex for breach of the Distribution Agreement.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6. Stock Options and Warrants

Options

In June 2000 and November 2009, the Company's Board of Directors adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the "Plans"). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company's Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the "2015 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The Plans and the 2015 Plan permit grants of options to purchase common shares authorized and approved by the Company's Board of Directors.

In the six months ended June 30, 2015, there were no options awarded and 596,058 options exercised. There were no options awarded or exercised during the six months ended June 30, 2014. The following summarizes the information relating to outstanding stock options activity during 2015:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21,362,116	$0.27	5.57	$1,579,657
Expired/Forfeited	(555,000)	$0.11	-	$-
Exercised	(596,058)	$0.12	-	$-
Outstanding at June 30, 2015	20,211,058	$0.27	5.04	$513,270

Exercisable at June 30, 2015	20,129,113	$0.27	5.03	$504,666

Stock compensation expense was $3,188 and $44,409 for the three months ended and $6,375 and $55,903 for the six month ended June 30, 2015 and 2014, respectively. The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was $0 and $32,700, respectively.

As of June 30, 2015, there was $2,833 of unrecognized employee stock-based compensation expense related to non vested stock options, which will be recognized over the remainder of the fiscal year ending December 31, 2015.

The following table represents our non vested share-based payment activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2014	179,167	$0.11
Forfeited	(97,222)	$0.13
Nonvested options at June 30, 2015	81,945	$0.10

Warrants

At June 30, 2015, the Company had outstanding warrants to purchase the Company's common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	0.73	$0.34
Warrants-Note Conversions	1,061,538	0.71	$0.28
Warrants-Stock Purchases	6,547,858	2.28	$0.36
Total	14,609,396

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7. Deferred Revenue

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company ("MG Energy"), entered into a License and Supply Agreement (the "Agreement"), effective October 26, 2012. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to MG Energy, for use in the manufacture and sale of energy recovery ventilators ("ERV") and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy's use, pursuant to the terms and conditions of the Agreement. MG Energy will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license revenue of $29,919 in each of the three months ended and $59,838 in each of the six months ended June 30, 2015 and 2014. Deferred revenue for this agreement was $1,713,686 and $1,773,525 at June 30, 2015 and December 31, 2014, respectively.

MG Energy entered into a sublicense with Multistack, LLC. For the three and six months ended June 30, 2015, Multistack LLC accounted for approximately 95% and 97% of the Company's sales revenue. For the three and six months ended June 30, 2014, Multistack, LLC accounted for approximately 54% and 68% of the Company's sales revenue. At June 30, 2015 and December 31, 2014, amounts due from this customer were approximately 54% and 67%, respectively, of total accounts receivable.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 5 Related Party Transactions. The deferred revenue for this Distribution Agreement was $49,167 as of December 31, 2014. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement. The Company recognized license fee revenue of $48,334 and $0 for this Agreement during the three months ended and $49,167 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Note 8. Securities Purchase Agreement

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company's common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds in December 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. As a result of the investment, the two investors own 13,304,348 and 4,695,652, respectively, of the Company's common stock, equal to an aggregate of approximately 15% of the Company's issued and outstanding common stock as of June 30, 2015. The 2014 Investors will have the right to nominate a member to the Company's board as long as they own an aggregate of at least 9.99% of the Company's common stock. An additional 20,333,334 shares of the Company's common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. The Company is required to register the shares of the Company's common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of June 30, 2015 but the Company and the 2014 Investors are working together to fully satisfy all conditions.

Note 9. Litigation

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently aware of any legal proceedings that is believes would or could have individually, or in the aggregate, a material adverse effect on its financial position or operations.

In March 2014, the Company received notice of a lawsuit against the Company and one of its customers for damages in connection with the installment of equipment by a contractor involved in a construction project. In response, the Company made claims against one of its suppliers for contribution and indemnification for any damages. The supplier then instituted a counterclaim against the Company. On May 11, 2015, the Company reached an arbitration settlement. The Company's portion of the settlement, and the related attorney's fees, was paid for by the Company's insurance carrier. As part of the arbitration settlement, the parties entered into an agreement whereby all claims were settled and released. As a result, the Company derecognized accounts payable of approximately $50,000 to the supplier in the three months ended June 30, 2015, which is shown separately on the Statement of Operations as a gain on extinguishment of liability.

Note 10. Subsequent Event

No events have occurred since June 30, 2015 that require recognition or disclosure in the financial statements.

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

This Quarterly Report on Form 10-Q includes forward-looking statements, identified by words such as "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this form 10-Q as well as in our form 10-K filed with the Securities and Exchange Commission on April 1, 2015. There can be no assurance that the forward-looking statements contained in this form 10-Q will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called Aqualyte™. The first commercial product is called ConsERV™, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of Heating, Ventilation and Air Conditioning (HVAC) equipment. We are developing other nano-structured polymer technology applications including (i) "NanoClear", a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish or waste water and (ii) NanoAir, a water based no fluorocarbon based refrigerant dehumidification, humidification, heating and cooling system. We further believe our nano-structure polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

Formation History

We were incorporated as a New York corporation on April 8, 1993 as Dais Corporation. We were formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane fuel cells. We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials. In December 1999, we purchased the assets of Analytic Power Corporation, which was founded in 1984 to provide fuel cell and fuel processor design and consulting services, systems integration and analysis services to develop integrated fuel cell power systems. We subsequently changed our name to Dais Analytic Corporation on December 13, 1999.

In March 2002, we sold substantially all of our fuel cell assets to a large U.S. oil company for a combination of cash and the assumption by such company of certain of our obligations. After we sold a substantial portion of our fuel cell assets, we focused on expanding our nano-structured polymer platform, having already identified the Energy Recovery Ventilator ("ERV") application as our first commercial product.

Recent Developments

NanoClear™ Funding to Continue Research

In March 2015, the US Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear water cleaning technology for military use. The NanoClear™ funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte™ membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear's applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2016.

Participation in Trade Mission to China

In April 2015, we participated as a delegation member of the Official Presidential Business Development Trade Mission to China which has historically been sponsored jointly by the U.S. Department of Commerce and U.S. Department of Energy. We were selected along with major US-based companies including Alcoa, General Electric, Honeywell, Lockheed Martin, and others, due to a commitment to developing and commercializing technologies focused on energy efficiency and sustainability. According to the Department of Commerce, this trade mission was coordinated to help U.S. companies launch or increase their business operations in China for Smart Cities - Smart Growth products and services, such as smart buildings, green data centers, carbon capture utilization and storage, energy efficiency technologies, clean air and water technologies, waste treatment technologies, smart grid and green transportation.

NanoAir™ Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S Department of Energy (DOE) to further commercialize the Heating, Ventilation, and Air-Conditioning ("HVAC") membrane technology for our NanoAir™ product. The award is part of a total investment of nearly $8 million by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1.5m of which we will receive $0.7m. The project will build and test a full size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 90 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Advances in NanoClear Development

A NanoClear water cleaning system demonstration unit was built by us in June 2015 and is now functional in Beijing, China. The unit is designed to showcase our Aqualyte™ based nanomaterial and engineered process to potential partners, key influencers, and consumers. This demonstration unit, with our other activities is building recognition and demand for NanoClear. In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California's water crisis.

Distribution Agreement with SoEX

Effective June 12, 2015, our board of directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with SoEX (Hong Kong) Industry & Investment Co., Ltd. ("Soex") as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement. We are pursuing legal action against Soex for breach of the Distribution Agreement.

The breach by Soex has caused us to alter our projections for 2015 and beyond. According to the terms of the Distribution Agreement, Soex was required to purchase a minimum of $3 million of our products in 2015 and $15 million for each of the calendar years thereafter. We expected the gross profit from these sales to generate net income in 2015 and beyond. Further, Soex's failure to pay the required $500,000 has caused us to delay budgeted research and testing necessary for the commercialization of our products. We are pursuing legal action against Soex for breach of the Distribution Agreement but it is unlikely that any settlement will generate the sales or royalties that we expected from the Distribution Agreement.

Securities Purchase Agreement with Strategic Investors

On December 15, 2014, we entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, we agreed to sell 18,000,000 shares of our common stock for $2,750,000, at approximately $0.153 per share. We received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and we issued the 18,000,000 shares of common stock during the first quarter of 2015. An additional 20,333,334 shares of our common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue to us 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. We are required to register the shares of our common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of June 30, 2015 but we and the 2014 Investors are working together to fully satisfy all conditions.

To meet the conditions, we have identified with our business affiliate, Dais (Beijing) New Energy Technology Co., Ltd. ("Dais Beijing"), potential customers that will generate a portion of the $60 million in sales. For one of these customers, COFCO, a prominent investment holding company in China, Dais (Beijing) has been engaged to perform a feasibility study on over 80 properties throughout China using an energy contract management model to determine applicable newer technology products, including Dais' ConsERV™ technology. We expect that this engagement and similar projects will generate revenues for us in 2015.

New Management Appointments

In April 2015, we appointed Eliza Xuan Wang as a director. Ms. Wang is the Managing Attorney of The Meridian Law, a Professional Law Corporation. Ms. Wang's expertise in commercial and legal matters in both the United States and China will be an asset to us as we conduct further business in China.

In June 2015, we appointed Judith M. Aldrovandi as the Controller, Treasurer and Principal Financial and Accounting Officer of the Company replacing Peter DiChiara, who remains with us as legal counsel and corporate secretary. For the previous five years, Ms. Aldrovandi was the Controller at The Atkins North America Holdings Corporation. Ms. Aldrovandi is licensed as a certified public accountant in New Jersey and as a chartered global management accountant.

Technology

We use proprietary nano-technology to reformulate thermoplastic materials called polymers. Nano-technology involves studying and working with matter on an ultra-small scale. One nanometer is one-millionth of a millimeter. A single human hair is around 80,000 nanometers in width. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently.

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We are using the name "Aqualyte" for these materials as we continue their commercialization.

We have recently introduced an upgraded version of our Aqualyte™ nanomaterial. The improved material set provides a shorter supply chain resulting in better inventory management as well as improved physical characteristics potentially offering wider commercial adoption and applications in the future.

Products

Modified Polymer Resin (Aqualyte™)

Commercially available polymer resin in flake form and industrial grade solvents are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting polymer resins into a liquid material which we believe gives the attribute of being selective in what molecules it will allow through the plastic, which includes water molecules. This process, called 'sulfonation', is done at toll processing facilities around the world that specialize in contract manufacture of small batches (by industry standards) of specialty chemicals.

Until mid-2014, the membrane material was created using a thin coating of the liquid polymer material applied on one side of a sheet good by a 'tape casting' firm of which there are many in the United States. The coated sheet good was heated in a process designed to bond the polymer solution and rolled sheet good together. During 2014 after extensive development and testing, we introduced a newer method of creating the membrane material that eliminated two vendor steps, increased yield, produced a stronger material, and set the direction for future innovations. Currently, one vendor creates the final membrane form of Aqualyte™ used in ConsERV and NanoClear. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above, we are working on this project to lower our exposure as well as our costs.

ConsERV™

We currently continue widening the channels of commercialization for ConsERV™ product. ConsERV™ is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nano-technology polymer which has been formed into a full enthalpy heat exchanger core. The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the "core" removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the "core" transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

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

NanoClear™ - Water treatment

When development is completed, we expect this application will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We have constructed a pilot plant that was installed at a local County waste water treatment facility and commissioned in May 2013. This site has served as a showcase for potential commercial customers. The accumulated test data, analyzed by an independent 3rd party firm, shows the water quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at 6 parts per million (ppm). The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us are forming the first next generation of Aqualyte™ based membrane evaporators which we believe will be the initial commercial product for NanoClear targeting to be introduced in 2015. We are now preparing to upgrade the pilot to accept the newer membrane evaporator (M2), and when complete, extend the operating hours of the pilot facility to 24-hour per day to continue testing materials and the process as well as being used to show potential clients a functioning system. The 2nd generation membrane evaporator is designed to be an order of magnitude more compact and have reduced manufacturing costs than the existing membrane evaporator generations.

We worked with partners at Dais Beijing, China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Sciences (CRAES) to build and commission a sales demonstration tool for NanoClear located in Beijing. This self-contained unit entered operation in the second quarter of 2015 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClear system. Follow up activity is ongoing to build a much larger pilot installation featuring the next-generation M2 membrane evaporator as it enters service in the second half of 2015. This system is expected to be located at an industrial partner's location in or near Beijing, where it will demonstrate continuous treatment of an actual customer's wastewater with a commercially viable product that will be offered for sale.

NanoAir™ - Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency - Energy (ARPA-E) branch of the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using Aqualyte™ polymer membranes to selectively transfer moisture. The award provides up to $800,000 in federal funding to us, provided we contribute a 20% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major technical goals of showing membrane dehumidifier which met project targets, and are currently summarizing the technical, economic, and commercial impact of the developments to close out this ARPA-E program. We are working with select potential OEMs and the DOE focused on moving NanoAir to initial commercialization and revenue generation.

NanoCap™ - Energy Storage

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as electrical charge in a device with projected increases in energy density, endurance, and usefulness relative to traditional battery technology. We believe the key applications for such a device would be in transportation and/or grid energy storage. We have focused our resources on revenue producing items or uses closer to producing revenue. We have not invested significant resources to date in the development of this application beyond the prototype stage. We are following strong and continued interest from key renewable energy opportunities from mainly renewable energy projects or companies to create a partnership to potentially move this energy storage medium ahead during the latter half of 2015.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon the known functionality of our materials and processes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2015	2014

REVENUE
Sales	$304,690	$488,354
Royalty and license fees	98,173	34,248
	402,863	522,602
COST OF GOODS SOLD	152,269	307,400
GROSS MARGIN	250,594	215,202
OPERATING EXPENSES
Research and development expenses, net	216,602	109,312
Selling, general and administrative expenses	453,036	365,931
TOTAL OPERATING EXPENSES	669,638	475,243

LOSS FROM OPERATIONS	(419,044)	(260,041)
OTHER EXPENSE (INCOME)
Other income	(10)	(1,500)
Gain on extinguishment of liabilities	(50,165)	-
Interest income	(379)	(338)
Interest expense	168	-

TOTAL OTHER EXPENSE (INCOME)	(50,386)	(1,838)
NET LOSS	$(368,658)	$(258,203)

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte™ membrane. Product sales were $304,690 and $488,354 for the three months ended June 30, 2015 and 2014, a decrease of $183,664 or 37.6%, due to generally weak sales in 2015. Revenues in the three months ended June 30, 2015 were primarily from the sales of ConsERV™ cores to MultiStack. Revenues from MultiStack accounted for approximately 95% of our product revenue in three months ended June 30, 2015, which we expect will continue in the third quarter. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur by the fourth quarter of 2015. Revenues from royalty and license fees were $98,173 and $34,248 for the three months ended June 30, 2015 and 2014, an increase of $63,925 or 186.7%, primarily due to deferred revenue of $48,334 related to the SoEX agreement being recognized upon the termination of the agreement in June 2015.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $152,269 and $307,400 for the three months ended June 30, 2015 and 2014, a decrease of $155,131 or 50.5%. This reflects the decrease in product sales partially offset by greater efficiency from the use of a new version of Aqualyte™ membrane in our ConsERV™ cores.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products and/or increase our unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development costs related to the commercialization and improvement of our products are expensed as incurred. We incurred research and development costs of $239,933 and $208,399 for the three months ended June 30, 2015 and June 30, 2014, an increase of $31,534 or 15.1%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $23,331 and $99,087 for the three months ended at June 30, 2015 and June 30, 2014, a decrease of $75,756 or 76.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $402,871 and $365,931 for the three months ended June 30, 2015 and 2014, an increase of $36,940 or 10.1%.

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

•	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price.

The increase in selling general and administrative expenses in the three months ended June 30, 2015 compared to the same period in 2014 was due to higher professional costs, higher personnel expenses and travel costs partially offset by lower stock compensation costs and the extinguishment of payables as the result of a litigation settlement.

NET LOSS

Net loss for the three months ended June 30, 2015 was $368,658 compared to net loss of $258,203 for the three months ended June 30, 2014. The greater loss in the three months ended June 30, 2015 was a result of higher investments in research and development and increased selling, general and administrative costs, partially offset by higher gross margin.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2015	2014

REVENUE
Sales	$618,718	$708,765
Royalty and license fees	128,917	65,418
	747,635	774,183
COST OF GOODS SOLD	405,214	514,550
GROSS MARGIN	342,421	259,633
OPERATING EXPENSES
Research and development expenses, net	413,533	217,338
Selling, general and administrative expenses	776,896	706,386
TOTAL OPERATING EXPENSES	1,190,429	923,724

LOSS FROM OPERATIONS	(848,008)	(664,091)
OTHER EXPENSE (INCOME)
Other income	(10)	(1,500)
Gain on extinguishment of liabilities	(50,789)	-
Interest income	(380)	(392)
Interest expense	168	374
TOTAL OTHER EXPENSE (INCOME)	(51,011)	(1,518)
NET LOSS	$(796,997)	$(662,573)

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte™ membrane. Product sales were $618,718 and $708,765 for the six months ended June 30, 2015 and 2014, a decrease of $90,047 or 12.7%, due to generally weak sales in 2015. Revenues in the first six months of 2015 were primarily from the sales of ConsERV™ cores to MultiStack. Revenues from MultiStack accounted for approximately 97% of our product revenue in 2015 which we expect will continue in the third quarter. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur by the fourth quarter of 2015. Revenues from royalty and license fees were $128,917 and $65,418 for the six months ended June 30, 2015 and 2014, an increase of $63,499 or 97.1%, primarily due to deferred revenue of $48,334 related to the SoEX agreement being recognized upon the termination of the agreement in June 2015 and an increase in royalty amounts recognized from MultiStack.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $405,214 and $514,550 for the six months ended June 30, 2015 and 2014, a decrease of $109,336 or 21.2%. This reflects the decrease in product sales partially offset by greater efficiency from the use of a new version of Aqualyte™ membrane in our ConsERV™ cores.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, would create delays in production of our products and/or increase our unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development costs related to the commercialization and improvement of our products are expensed as incurred. We incurred research and development costs of $491,224 and $477,342 for the six months ended June 30, 2015 and 2014, an increase of $13,882 or 2.9%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $77,691 and $260,004 for the six months ended at June 30, 2015 and 2014, a decrease of $182,313 or 70.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $726,107 and $706,386 for the six months ended June 30, 2015 and 2014, an increase of $19,721 or 2.8%.

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

•	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price.

The increase in selling general and administrative expenses in the six months ended June 30, 2015 compared to the same period in 2014 was due to higher professional costs and personnel expenses partially offset by lower stock compensation costs and the extinguishment of payables as the result of a litigation settlement.

NET LOSS

Net loss for the six months ended June 30, 2015 was $796,997 compared to net loss of $662,573 for the six months ended June 30, 2014. The greater loss in the 2015 was a result of higher investments in research and development and increased selling, general and administrative costs costs, partially offset by higher gross margin.

Liquidity and Capital Resources

On December 15, 2014, we entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, we agreed to sell 18,000,000 shares of our common stock for $2,750,000, at approximately $0.153 per share. We received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and we issued the 18,000,000 shares of common stock during the first quarter of 2015. An additional 20,333,334 shares of our common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue to us 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. We are required to register the shares of our common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of June 30, 2015 but we and the 2014 Investors are working together to fully satisfy all conditions.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2015, we generated a net loss of $796,997 and have incurred significant losses since inception. As of June 30, 2015, we have an accumulated deficit of $42,642,668 and a stockholders' deficit of $1,376,282 but positive working capital of $1,283,173 and $1,421,429 of cash and cash equivalents. We used $1,458,010 and $894,107 of cash in operations during the six months ended June 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

Management believes that our current cash position and our ability to obtain additional sources of cash flow is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue and capital. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned or currently underway product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. If we secure debt financing in the future, we may not be able to repay all or any of such debt when due without severely impacting our ability to continue operations and we may not be able to secure additional financing to repay such financing on acceptable terms, if at all. Should we be unable to repay or renegotiate any such financing, as an alternative, management could attempt to renegotiate the repayment terms and seek extension of the maturity dates. There is no guarantee that, if we should need to renegotiate any such future debt, any negotiated terms we may be able to secure would be favorable to us. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms.

Statement of Cash Flows

The following table sets forth, for the periods indicated, certain data from our Statements of Cash Flows:

	Six Months Ended June 30,
	2015	2014
Cash flows used by operating activities	$(1,458,010)	$(894,107)
Cash flows used by investing activities	(14,124)	(28,241)
Cash flows provided by financing activities	550,040	1,465,000
Net (decrease) increase in cash and cash equivalents	$(922,094)	$542,652

Cash and cash equivalents as of June 30, 2015 were $1,421,429 compared to $2,343,523 as of December 31, 2014. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,458,010 for the six months ended June 30, 2015 compared to $894,107 for the same period in 2014. The increase in net cash used was due primarily to the net loss in the six months ended June 30, 2015 exceeding the same period in 2014, an increase accounts payable, an increase in receivables, a decrease in stock compensation expense and an increase in prepayments.

Net cash used in investing activities was $14,124 for the six months ended June 30, 2015 compared to $28,241 for the same period in 2014, driven by lower spending on capital costs.

Net cash provided by financing activities was $550,040 for the six months ended June 30, 2015 compared to $1,465,000 for the same period in 2014. The difference is the timing of receipt of cash for equity sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to Notes to Financial Statements--Note 9. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2015, we issued 302,425 shares of our common stock to three individuals in connection with the exercise of options. These options were exercised pursuant to a cashless exercise provision.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.40	Employment Agreement, dated May 10, 2015, by and between Dais Analytic Corporation and Judith M. Aldrovandi.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: August 14, 2015	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Judith M. Aldrovandi
Judith M. Aldrovandi
Controller and Treasurer
(Principal Financial and Accounting Officer)

