Form 10-Q
period 2015-09-30
DAIS ANALYTIC CORP
filed 2015-11-13
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 119,411,459 shares of the Registrant's $0.01 par value common stock outstanding as of November 12, 2015.

DAIS ANALYTIC CORPORATION
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,128,991	$2,343,523
Accounts receivable, net	171,455	191,641
Other receivables	1,750	41,079
Inventory	127,522	99,521
Prepaid expenses	93,868	16,542
Total Current Assets	1,523,586	2,692,306

Property and equipment, net	113,706	64,551

OTHER ASSETS:
Deposits	4,080	2,280
Patents, net of accumulated amortization of $219,460 and $201,607	108,970	113,672
Total Other Assets	113,050	115,952
TOTAL ASSETS	$1,750,342	$2,872,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $100,000 and $501,396	$348,656	$882,434
Accrued expenses, other	146,825	110,976
Current portion of deferred revenue	119,678	123,011
Total Current Liabilities	615,159	1,116,421

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,218,325	1,192,409
Deferred revenue, net of current portion	1,564,089	1,699,679
Total Long-Term Liabilities	2,782,414	2,892,088
Total Liabilities	3,397,573	4,008,509

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 240,000,000 shares authorized; 119,668,672 and 101,366,247 shares issued and 119,411,459 and 101,109,034 shares outstanding, respectively	1,196,688	1,013,663
Common stock payable	-	2,199,960
Capital in excess of par value	41,380,798	38,768,460
Accumulated deficit	(42,952,605)	(41,845,671)
	(375,119)	136,412
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(1,647,231)	(1,135,700)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,750,342	$2,872,809

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUE
Sales	$246,032	$405,815	$864,751	$1,114,579
Royalty and License fees	70,732	36,226	199,658	101,644
	316,764	442,041	1,064,409	1,216,223

COST OF GOODS SOLD	147,549	281,966	552,773	796,541

GROSS MARGIN	169,215	160,075	511,636	419,682

OPERATING EXPENSES
Research and development expenses, net	142,107	100,583	555,695	318,877
Selling, general and administrative expenses	337,340	414,659	1,063,392	1,120,062
TOTAL OPERATING EXPENSES	479,447	515,242	1,619,087	1,438,939

LOSS FROM OPERATIONS	(310,232)	(355,167)	(1,107,451)	(1,019,257)

OTHER EXPENSE (INCOME)
Other income	-	-	(11)	(1,500)
Interest income	(299)	(94)	(678)	(485)
Interest expense	5	321	172	695
TOTAL OTHER EXPENSE (INCOME)	(294)	227	(517)	(1,290)

NET LOSS	$(309,938)	$(355,394)	$(1,106,934)	$(1,017,967)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	119,668,672	101,366,247	117,552,177	91,352,511

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Common Stock	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Value	Deficit	Stock	Deficit

Balance at December 31, 2014	101,366,247	$1,013,663	$2,199,960	$38,768,460	$(41,845,671)	$(1,272,112)	$(1,135,700)

Stock based compensation	-	-	-	55,363		-	55,363

Issuance of common stock for cash and satisfaction of common stock payable, net of offering costs	18,000,000	180,000	(2,199,960)	2,560,000	-	-	540,040

Cashless exercise of stock options	302,425	3,025		(3,025)			-

Net loss	-	-	-	-	(1,106,934)	-	(1,106,934)

Balance at September 30, 2015	119,668,672	$1,196,688	$-	$41,380,798	$(42,952,605)	$(1,272,112)	$(1,647,231)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,106,934)	$(1,017,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,015	50,700
Stock based compensation expense	55,363	60,352
(Increase) decrease in:
Accounts receivable	20,186	(54,611)
Other receivables	39,329	81,216
Inventory	(28,001)	(34,733)
Prepaid expenses and other assets	(79,126)	(35,397)
Increase (decrease) in:
Accounts payable and accrued expenses	(497,929)	(197,297)
Accrued compensation and related benefits	25,916	30,119
Deferred revenue	(138,923)	(48,960)
Net cash used by operating activities	(1,664,104)	(1,166,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(13,151)	(19,039)
Purchases of property and equipment	(77,317)	(9,200)
Net cash used by investing activities	(90,468)	(28,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	(35,000)
Issuance of common stock, net of offering costs	540,040	1,500,000
Net cash provided by financing activities	540,040	1,465,000

Net (decrease) increase in cash and cash equivalents	(1,214,532)	270,183

Cash and cash equivalents, beginning of period	2,343,523	27,125

Cash and cash equivalents, end of period	$1,128,991	$297,308

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5	$321

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2015. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2015.

Note 2. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2015, the Company generated a net loss of $1,106,934 and the Company has incurred significant losses since inception. As of September 30, 2015, the Company has an accumulated deficit of $42,952,605 and a stockholders' deficit of $1,647,231 but positive working capital of $908,427 and $1,128,991 of cash and cash equivalents. The Company used $1,664,104 and $1,166,578 of cash from operations during the nine months ended September 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2. Going Concern and Management's Plans (Continued)

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2015 and 2014, (b) the financial position at September 30, 2015 and December 31, 2014, and (c) cash flows for the nine month periods ended September 30, 2015 and 2014, have been made.

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

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $500 and $739 has been recorded at September 30, 2015 and December 31, 2014, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy ARPA-E funding program (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for uncollectibilty is necessary at September 30, 2015 and December 31, 2014.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2015 and December 31, 2014, the Company had $656 and $5,325 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2015 and December 31, 2014.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Property and equipment - Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $8,430 and $10,407 for the three months ended and $28,162 and $31,222 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

During the three months ended September 30, 2015, the Company reviewed the fixed assets and removed $120,331 of assets no longer in service. These assets were fully depreciated resulting in a reduction of the fixed asset cost and accumulated depreciation.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,951 for each of the three months ended and $17,853 and $19,478 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and $21,000 thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and nine months ended September 30, 2015 and September 30, 2014.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $173,685 and $161,686 for the three months ended and $664,964, and $639,985 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $31,578 and $61,103 for the three months ended and $109,269 and $321,108 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of approximately $91,500 for future warranty expenses at September 30, 2015 and December 31, 2014, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. Royalties are recognized as earned. The Company recognized license fee revenue of $29,919 and $30,753 for the three months ended and $138,925 and $92,016 for the nine months ended at September 30, 2015 and September 30, 2014, respectively. The Company recognized royalty revenue of $40,813 and $5,473 for the three months ended and $60,733 and $9,628 for the nine months ended at September 30, 2015 and September 30, 2014, respectively.

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

Net income (loss) per share - Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the three and nine months ended September 30, 2015 and 2014, the Company had 34,320,454 and 35,479,012, respectively potentially dilutive common shares that were excluded from the computation of net income (loss) per share.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	September 30, 2015	December 31, 2014
Accrued expenses, other	$55,294	$19,445
Accrued warranty costs	91,531	91,531
	$146,825	$110,976

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $36,594 in each of the nine months ended September 30, 2015 and 2014, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2015 and December 31, 2014 of $1,318,325 and $1,292,409, respectively. The Company classified $100,000 as a current liability in accounts payable at September 30, 2015 and December 31, 2014 as the Chief Executive Officer is required to convert $100,000 of the outstanding amount into the Company's common stock within 12 months. The remainder of the balance is a long term liability, as the Company does not believe it will be repaid within the next year.

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

At December 31, 2014, the Company had accrued compensation due to its former general counsel, Mr. Tangredi's wife, for deferred salaries earned and unpaid equal to $400,772. Ms. Tangredi retired as of October 10, 2014. The Company agreed to pay her on a payment schedule over the next three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over the next three years and (c) a $50,772 lump-sum payment on October 17, 2017, if a balance remains. Under certain circumstances, such as completion of a financing, the Company agreed to make accelerated payments under the agreement. All amounts due to Ms. Tangredi were paid in the first half of 2015.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions (Continued)

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company's commons stock, equal to approximately 31% of the Company's issued and outstanding shares of Common Stock as of September 30, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company's products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company's intellectual property in the manufacture and sale of the Company's products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. There were no sales to Soex in the nine months ended September 30, 2015 and 2014. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company's Board of Directors ratified the termination of the Distribution Agreement as a result of a breach of the Distribution Agreement by Soex (See Note 9). As a result of the termination, the Company recognized the entire deferred balance in June 2015. The Company recognized license fee revenue of $0 and $833 for this Agreement during the three months ended and $49,167 and $833 for the nine months ended September 30, 2015 and 2014, respectively. There are no early termination penalties for the termination of the Distribution Agreement. The Company is pursuing legal action against Soex for breach of the Distribution Agreement (See Note 9).

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6. Stock Options and Warrants (Continued)

The following summarizes the information relating to outstanding stock options activity during 2015:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21,362,116	$0.27	5.57	$1,579,657
Granted	250,000	$0.19	-	$-
Expired/Forfeited	(1,305,000)	$0.22	-	$-
Exercised	(596,058)	$0.12	-	$-
Outstanding at September 30, 2015	19,711,058	$0.27	5.01	$289,065

Exercisable at September 30, 2015	19,633,280	$0.27	5.01	$283,232

Stock compensation expense was $48,988 and $4,451 for the three months ended and $55,363 and $60,354 for the nine month ended September 30, 2015 and 2014, respectively. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was $0 and $32,730, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $.19.

As of September 30, 2015, there was $1,133 of unrecognized employee stock-based compensation expense related to non vested stock options, which will be recognized over the remainder of the fiscal year ending December 31, 2015.

The following table represents our non vested share-based payment activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2014	179,167	$0.11
Forfeited	(101,389)	$0.13
Nonvested options at September 30, 2015	77,778	$0.10

Warrants

At September 30, 2015, the Company had outstanding warrants to purchase the Company's common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	0.48	$0.34
Warrants-Note Conversions	1,061,538	0.45	$0.28
Warrants-Stock Purchases	6,547,858	2.02	$0.36
Total	14,609,396

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. Royalties will be recognized as revenue when earned. The Company recognized license revenue of $29,919 in each of the three months ended and $89,757 in each of the nine months ended September 30, 2015 and 2014. Deferred revenue for this agreement was $1,683,767 and $1,773,525 at September 30, 2015 and December 31, 2014, respectively.

MG Energy entered into a sublicense with Multistack, LLC. For the three and nine months ended September 30, 2015, Multistack LLC accounted for approximately 100% and 96% of the Company's sales revenue. For the three and nine months ended September 30, 2014, Multistack, LLC accounted for approximately 80% and 78% of the Company's sales revenue. At September 30, 2015 and December 31, 2014, amounts due from this customer were approximately 59% and 67%, respectively, of total accounts receivable.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 5 Related Party Transactions. The deferred revenue for this Distribution Agreement was $49,167 as of December 31, 2014. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $0 and $833 for this Agreement during the three months ended and $49,167 and $833 for the nine months ended September 30, 2015 and 2014, respectively.

Note 8. Securities Purchase Agreement

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, the Company agreed to sell 18,000,000 shares of the Company's common stock for $2,750,000, at approximately $0.153 per share. The Company received approximately $2,200,000 of the cash proceeds in December 2014. The remaining $550,000 was received and the Company issued the 18,000,000 shares of common stock during the first quarter of 2015. As a result of the investment, the two investors own 13,304,348 and 4,695,652, respectively, of the Company's common stock, equal to an aggregate of approximately 15% of the Company's issued and outstanding common stock as of September 30, 2015. The 2014 Investors will have the right to nominate a member to the Company's board as long as they own an aggregate of at least 9.99% of the Company's common stock. An additional 20,333,334 shares of the Company's common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue the Company 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. The Company is required to register the shares of the Company's common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of September 30, 2015 but the Company and the 2014 Investors are working together to fully satisfy all conditions.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9. Litigation

In the third quarter of 2015, the Company commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the "Shares") in connection with a Securities Purchase Agreement (see Note 5), dated January 21, 2014 ("Soex SPA"), and 3,750,000 shares issued to Zan Investment Advisory Limited ("Zan"), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, serves on the Company's board pursuant to the provisions of the Soex SPA.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement" – See Note 5), with Soex to distribute certain of the Company's products in China. As the Company reported in its Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, the Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, it reported the Company has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As reported in the Company's Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex's failure to make a $225,000 payment to the Company for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the "Distribution Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the "Payment Date").

(2)

Section 8(b) of the Distribution Agreement for Soex's failure to make a $225,000 payment to the Company for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the "License Payment Default" and, together with the Distribution Payment Default, the "Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Distribution Agreement for Soex's failure to issue to the Company 25% of the equity (the "Equity Default") of SOEX (Beijing) Environmental Protection Technology Company Limited (the "China Subsidiary").

As a result of the above, the Company terminated the Distribution Agreement effective June 12, 2015. As provided in Section 14(e) of the Distribution Agreement, the Company still has the right to enforce any obligation due to it by the Soex. As a result, Soex still must (a) pay the Company the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to the Company 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither the Company nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to the Company in the China Subsidiary. With Soex's Equity Default, Soex breached the Soex SPA and the Company is seeking return of the Shares from Soex in the lawsuit filed in July 2015.

While the Company believes it has a strong case against Soex as a result of its breaches of the agreements with the Company, the Company cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Note 10. Subsequent Event

No events have occurred since September 30, 2015 that require recognition or disclosure in the financial statements.

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

Overview

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

Introduction of New Version of Aqualyte Membrane Technology

We are preparing to release Version 4 (V4) of our Aqualyte material by adding features and improving the manufacturability of the revolutionary Aqualyte material. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow Aqualyte to serve a wider variety of uses in the ConsERV or NanoClear target markets. Aqualyte, the underlying technology for our family of products, including ConsERV, fixed-plate Energy Recovery Ventilator (ERV), and NanoClear, a high performance contaminated water clearing process, represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the Aqualyte technology include the ability to create hermetic composite membranes possessing excellent ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV and NanoClear that are targeting worldwide needs in the energy and water markets.

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

Securities Purchase Agreement with Strategic Investors

On December 15, 2014, we entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, we agreed to sell 18,000,000 shares of our common stock for $2,750,000, at approximately $0.153 per share. We received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and we issued the 18,000,000 shares of common stock during the first quarter of 2015. An additional 20,333,334 shares of our common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue to us 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. We are required to register the shares of our common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of September 30, 2015 but we and the 2014 Investors are working together to fully satisfy all conditions.

Business Development in China

In July 2015, our business affiliate in China, Dais (Beijing) New Energy Technology Co., Ltd. ("Dais Beijing"), entered into an agreement with COFCO, a prominent investment holding company in China. Dais Beijing has been engaged to perform a feasibility study on over 80 properties throughout China using an energy contract management model to determine applicable newer technology products, including our ConsERV™ technology. We expect that this engagement and similar projects will generate revenues for us in 2016.

Distribution Agreement with SoEX

Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with SoEX (Hong Kong) Industry & Investment Co., Ltd. ("Soex") as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part II, Item I, Legal Proceedings).

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

ConsERV™

We currently continue widening the channels of commercialization for the ConsERV™ product. ConsERV™ is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nano-technology polymer which has been formed into a full enthalpy heat exchanger core. The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the "core" removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the "core" transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

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

NanoAir™ - Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency - Energy (ARPA-E) branch of the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using Aqualyte™ polymer membranes to selectively transfer moisture. The award provided up to $800,000 in federal funding to us, provided we contribute a 20% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major technical goals of showing membrane dehumidifier which met project targets, and are currently summarizing the technical, economic, and commercial impact of the developments to close out this ARPA-E program. We are working with select potential OEMs and the DOE focused on moving NanoAir to initial commercialization and revenue generation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2015	2014

REVENUE
Sales	$246,032	$405,815
Royalty and License fees	70,732	36,226
	316,764	442,041
COST OF GOODS SOLD	147,549	281,966
GROSS MARGIN	169,215	160,075
OPERATING EXPENSES
Research and development expenses, net	142,107	100,583
Selling, general and administrative expenses	337,340	414,659
TOTAL OPERATING EXPENSES	479,447	515,242
LOSS FROM OPERATIONS	(310,232)	(355,167)
OTHER EXPENSE (INCOME)
Other income	-	-
Interest income	(299)	(94)
Interest expense	5	321
TOTAL OTHER EXPENSE (INCOME)	(294)	227
NET LOSS	$(309,938)	$(355,394)

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte™ membrane. Product sales were $246,032 and $405,815 for the three months ended September 30, 2015 and 2014, a decrease of $159,783 or 39.4%, due to weak sales in 2015. Revenues in the three months ended September 30, 2015 were primarily from the sales of ConsERV™ cores to MultiStack, which we expect will continue in the fourth quarter. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur in 2016. Revenues from royalty and license fees were $70,732 and $36,226 for the three months ended September 30, 2015 and 2014, an increase of $34,506 or 95.3%, primarily due to the recognition of royalties paid in the quarter for prior periods.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $147,549 and $281,966 for the three months ended September 30, 2015 and 2014, a decrease of $134,417 or 47.7%. This reflects the decrease in product sales and sales of products with a higher per unit cost.

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

GROSS MARGIN

Gross margin was 53% and 36% for the three months ended September 30, 2015 and 2014, an increase of 17%, due to an increase in royalties received in September 2015 for previous periods offset by the sale of products with a higher per unit cost to build.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development costs related to the commercialization and improvement of our products are expensed as incurred. We incurred research and development costs of $173,685 and $161,686 for the three months ended September 30, 2015 and September 30, 2014, an increase of $11,999 or 7.4%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $31,578 and $61,103 for the three months ended at September 30, 2015 and September 30, 2014, a decrease of $29,525 or 48.3% due to the timing of the grant activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $337,340 and $414,659 for the three months ended September 30, 2015 and 2014, a decrease of $77,319 or 18.6%.

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

The decrease in selling general and administrative expenses in the three months ended September 30, 2015 compared to the same period in 2014 resulted from lower professional costs and personnel costs and the adjustment of accounts payable partially offset by higher stock compensation costs in 2015.

NET LOSS

Net loss for the three months ended September 30, 2015 was $309,938 compared to a net loss of $355,394 for the three months ended September 30, 2014. The lower loss in the three months ended September 30, 2015 was a result of decreased selling, general and administrative costs and higher gross margin offset by higher investments in research and development.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2015	2014

REVENUE
Sales	$864,751	$1,114,579
Royalty and License fees	199,658	101,644
	1,064,409	1,216,223
COST OF GOODS SOLD	552,773	796,541
GROSS MARGIN	511,636	419,682
OPERATING EXPENSES
Research and development expenses, net	555,695	318,877
Selling, general and administrative expenses	1,063,392	1,120,062
TOTAL OPERATING EXPENSES	1,619,087	1,438,939
LOSS FROM OPERATIONS	(1,107,451)	(1,019,257)
OTHER EXPENSE (INCOME)
Other income	(11)	(1,500)
Interest income	(678)	(485)
Interest expense	172	695
TOTAL OTHER EXPENSE (INCOME)	(517)	(1,290)
NET LOSS	$(1,106,934)	$(1,017,967)

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte™ membrane. Product sales were $864,751 and $1,114,579 for the nine months ended September 30, 2015 and 2014, a decrease of $249,828 or 22.4%, due to weak sales in 2015. Revenues in the first nine months of 2015 were primarily from the sales of ConsERV™ cores to MultiStack. Revenues from MultiStack accounted for approximately 96% of our product revenue during the nine months ended September 30, 2015 which we expect will continue in the fourth quarter. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur in 2016. Revenues from royalty and license fees were $199,658 and $101,644 for the nine months ended September 30, 2015 and 2014, an increase of $98,014 or 96.4%, due an increase in royalty amounts recognized from MultiStack and the recognition of $48,334 deferred revenue related to the June 2015 Soex agreement termination.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $552,773 and $796,541 for the nine months ended September 30, 2015 and 2014, a decrease of $243,768 or 30.6%. This reflects the decrease in product sales and sales of products with a higher per unit cost.

GROSS MARGIN

Gross margin was 48% and 35% for the nine months ended September 30, 2015 and 2014, an increase of 8%, due to an increase in royalties received in September 2015 for previous periods offset by the sale of products with a higher per unit cost to build.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development costs related to the commercialization and improvement of our products are expensed as incurred. We incurred research and development costs of $664,964 and $639,985 for the nine months ended September 30, 2015 and 2014, an increase of $24,979 or 3.9%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $109,269 and $321,108 for the nine months ended at September 30, 2015 and 2014, a decrease of $211,839 or 66.0% due to the timing of the grant activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,063,392 and $1,120,062 for the nine months ended September 30, 2015 and 2014, a decrease of $56,670 or 5.1%.

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

The decrease in selling, general and administrative expenses in the nine months ended September 30, 2015 compared to the same period in 2014 resulted from the extinguishment of payables as the result of a litigation settlement, lower payroll and advertising costs and the adjustment of accounts payable, partially offset by higher professional and recruiting fees.

NET LOSS

Net loss for the nine months ended September 30, 2015 was $1,106,934 compared to a net loss of $1,017,967 for the nine months ended September 30, 2014. The higher loss in the nine months ended September 30, 2015 was a result of higher investments in research and development, offset by higher gross margin and decreased selling, general and administrative costs.

Liquidity and Capital Resources

On December 15, 2014, we entered into a Securities Purchase Agreement (the "2014 SPA") with two investors with principal offices in Hong Kong ("2014 Investors"). Pursuant to the 2014 SPA, we agreed to sell 18,000,000 shares of our common stock for $2,750,000, at approximately $0.153 per share. We received approximately $2,200,000 of the cash proceeds as of December 31, 2014. The remaining $550,000 was received and we issued the 18,000,000 shares of common stock during the first quarter of 2015. An additional 20,333,334 shares of our common shares may be issued to the 2014 Investors in connection with the purchase of 51% of the equity of an existing company in the People's Republic of China ("PRC") with assets of at least $3,000,000 if the 2014 Investors capitalize the existing PRC company with $3,000,000, issue to us 51% of the existing PRC company's equity and arrange an HVAC services agreement of $60,000,000 in sales over a three year period. We are required to register the shares of our common stock acquired by the 2014 Investors after the aforementioned conditions are met. The conditions have not been fully met as of September 30, 2015 but we are working with the 2014 Investors to fully satisfy all conditions.

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the nine months ended September 30, 2015, we generated a net loss of $1,106,934 and incurred significant losses since inception. As of September 30, 2015, we have an accumulated deficit of $42,952,605 and a stockholders' deficit of $1,647,231 but positive working capital of $908,427 and $1,128,991 of cash and cash equivalents. We used $1,664,104 and $1,166,578 of cash from operations during the nine months ended September 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

Management believes that our current cash position and our ability to obtain additional sources of cash flow is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned or currently underway product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

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

Statement of Cash Flows

The following table sets forth, for the periods indicated, certain data from our Statements of Cash Flows:

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows used by operating activities	$(1,664,104)	$(1,166,578)
Cash flows used by investing activities	(90,468)	(28,239)
Cash flows provided by financing activities	540,040	1,465,000
Net (decrease) increase in cash and cash equivalents	$(1,214,532)	$270,183

Cash and cash equivalents as of September 30, 2015 were $1,128,991 compared to $2,343,523 as of December 31, 2014. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $1,664,104 for the nine months ended September 30, 2015 compared to $1,166,578 for the same period in 2014. The increase in net cash used was due primarily to a decrease in accounts payable for amounts paid to related parties, amounts settled in litigation and the adjustment of accounts payable, a decrease in deferred revenue resulting from the monthly amortization and due to the net loss in the nine months ended September 30, 2015 exceeding the same period in 2014.

Net cash used by investing activities was $90,468 for the nine months ended September 30, 2015 compared to $28,239 for the same period in 2014, driven by increased spending on capital items.

Net cash provided by financing activities was $540,040 for the nine months ended September 30, 2015 compared to $1,465,000 for the same period in 2014. The difference is the timing of receipt of cash for equity sales.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2015, the Company commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the "Shares") in connection with a Securities Purchase Agreement, dated January 21, 2014 ("Soex SPA"), and 3,750,000 shares issued to Zan Investment Advisory Limited ("Zan"), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, serves on the Company's board pursuant to the provisions of the Soex SPA.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of the Company's products in China. As the Company reported in its Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, the Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, it reported the Company has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As reported in the Company's Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex's failure to make a $225,000 payment to the Company for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the "Distribution Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the "Payment Date").

(2)

Section 8(b) of the Distribution Agreement for Soex's failure to make a $225,000 payment to the Company for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the "License Payment Default" and, together with the Distribution Payment Default, the "Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Distribution Agreement for Soex's failure to issue to the Company 25% of the equity (the "Equity Default") of SOEX (Beijing) Environmental Protection Technology Company Limited (the "China Subsidiary").

As a result of the above, the Company terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, the Company still has the right to enforce any obligation due to it by the Soex. As a result, Soex still must (a) pay the Company the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to the Company 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither the Company nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to the Company in the China Subsidiary. With Soex's Equity Default, Soex breached the Soex SPA and the Company is seeking return of the Shares from Soex in the lawsuit filed in July 2015.

While the Company believes it has a strong case against Soex as a result of its breaches of the agreements with the Company, the Company cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.34	License and Supply Agreement by and between Dais Analytic Corporation and MG Energy LLC dated October 26, 2012 (amended)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 13, 2015	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Judith M. Aldrovandi
Judith M. Aldrovandi
Controller and Treasurer
(Principal Financial and Accounting Officer)

