Form 10-K
period 2015-12-31
DAIS ANALYTIC CORP
filed 2016-03-30
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,136,671 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTCQB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2016, the Registrant had 120,542,864 outstanding shares of its common stock, $0.01 par value.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to continue as a going concern;
•	our ability to achieve and maintain profitability;
•	the price volatility of the common stock;
•	the historically low trading volume of the common stock;
•	our ability to produce, manage and fund our growth;
•	our ability to attract and retain qualified personnel;
•	unanticipated litigation and the outcome of existing litigation;
•	our ability to do business in China and elsewhere overseas;
•	our ability to compete with current and future competitors;
•	the ability of our licensees to sell our products;
•	our ability to commercialize our intellectual property;
•	the trustworthiness of our counterparties to fulfill their obligations;
•	our ability to obtain additional financing;
•	general economic and business conditions;
•	other factors discussed in our other filings made with the Commission.

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

Recent Developments

NanoClear™ Funding to Continue - Research

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear water cleaning technology for military use. The NanoClear™ funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte™ membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear's applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2016.

Advances in NanoClear Product Development and Initial Product Commercialization

A NanoClear water cleaning system demonstration unit was built by us in June 2015 and is now functional in Beijing, China. The unit is designed to showcase our Aqualyte™ based nanomaterial and engineered process to potential partners, key influencers, and consumers. This demonstration unit, with our other activities is building recognition and demand for NanoClear. In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California's water crisis, and recent lead issues plaguing many U.S. cities, schools, and homes. We are working with companies in China using the NanoClear demonstration unit and in the U.S. using the pilot plant in Odessa, FL to begin commercial sales in the 2nd quarter of 2016 of the first NanoClear product called M2 – a membrane evaporator. If we are successful, we believe that we begin to generate significant revenues from the sales of NanoClear products in China, the U.S., and then worldwide.

Introduction of New Version of Aqualyte Membrane Technology

We are preparing to release Version 4 (V4) of our Aqualyte material by adding features and improving the manufacturability of the nano material. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow Aqualyte to serve a wider variety of uses in the ConsERV or NanoClear target markets. Aqualyte is the underlying technology for our family of products, including ConsERV, fixed-plate Energy Recovery Ventilator (ERV), and NanoClear, a high performance contaminated water clearing process. Aqualyte represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the Aqualyte technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV and NanoClear that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

Business and Infrastructure Development in China

We have qualified a Chinese manufacturing company to produce ConsERV™ cores using Aqualyte™ membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV™ systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and quicker order fulfillment.

In April 2015, we participated as a delegation member of the Official Presidential Business Development Trade Mission to China which has historically been sponsored jointly by the U.S. Department of Commerce and U.S. Department of Energy. We were selected along with major U.S.-based companies including Alcoa, General Electric, Honeywell, Lockheed Martin, and others, due to a commitment to developing and commercializing technologies focused on energy efficiency and sustainability. We continue to work on collaborative opportunities with a number of different sized private firms and Chinese state-owned enterprises interested in our energy and water products with an expectation that such collaboration will yield solid long-term revenue generating relationships, especially for NanoClear products.

In November 2015, along with the U.S. Department of Commerce, we held two one day seminars in key China cities to introduce targeted client to ConsERV. The clients ranged from local province government rule setting bodies to design institute leaders, to HVAC distributors, to sophisticated end users. We continue to work with the most interested parties from these two event to create relationships that generate product sales of ConsERV product. We believe these activities, those coming from participating in the Presidential Trade Mission, and the buildup of in-country manufacturing infrastructure will drive China ConsERV revenues to new heights in 2016 and beyond.

NanoAir™ Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (DOE) to further commercialize the Heating, Ventilation, and Air-Conditioning ("HVAC") membrane technology for our NanoAir™ product. The award is part of a total investment of nearly $8 million by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1.5m of which we will receive $0.7m. The project will build and test a full size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 90 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Securities Purchase Agreement with Strategic Investors

On December 15, 2014, we entered into a Securities Purchase Agreement (the "SPA") with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the "Purchasers"). Pursuant to the SPA, we sold 18 million shares of our common stock, $0.01 par value per share (the "Common Stock") for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18 million shares after we received all funds in the first quarter of 2015.

The SPA also provided for the issuance of 20,333,334 shares of our common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with us owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and we shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to us and the Purchasers.

On December 7, 2015, we amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10 million shares of our common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by us. We will own greater than 51% of such subsidiary.

At the end of December 2015, we reported that we entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower"). Pursuant to the Exchange Agreement, we purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). Our plan was to use Cast for our manufacturing and distribution operations in China. On March 7, 2016, we and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable by our due diligence, related to Cast's ability to function in China as an operating entity for us. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction will be unwound as of December 1, 2015, we will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder will be cancelled.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material Aqualyte™.

Products

Aqualyte™ Membrane

Aqualyte™ membrane is the foundation of the Dais product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

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

ConsERV™

We continue widening the channels of commercialization for the ConsERV™ product. ConsERV™ is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV™ generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nano-technology polymer which has been formed into a full enthalpy heat exchanger core. The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the "core" removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the "core" transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

In addition to applications in the residential, commercial, and industrial buildings market we have been working with a major European automotive firm to bring the benefits of ConsERV™ to the transportation market. Initial testing has been very encouraging.

Our ConsERV™ product has been the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV™ maintains an industry leading position in the management of latent heat.

NanoClear™ - Water treatment

We anticipate commercially introducing the first NanoClear application which will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption in the second quarter of 2016. We constructed a pilot plant commissioned in May 2013 that is installed at a local county waste water treatment facility. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the water quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us are forming the first next generation of Aqualyte™ based membrane evaporators which we are targeting to be the initial commercial product for NanoClear targeting being introduced in the first quarter of 2016.

We worked with partners at Dais Beijing, China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Sciences (CRAES) to build and commission a sales demonstration tool for NanoClear located in Beijing. This self-contained unit entered operation in the second quarter of 2015 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClear system. Follow up activity is ongoing to build a larger pilot installation featuring the next-generation M2 membrane evaporator as it enters service in the second half of 2016. This system is expected to be located at an industrial partner's location in or near Beijing, where it will demonstrate continuous treatment of an actual customer's wastewater with a commercially viable product that will be offered for sale.

NanoAir™ - Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat in cold weather. This NanoAir application may be capable of replacing a traditional, refrigerant- based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification, and dehumidification operation of this evolving product. The NanoAir product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency - Energy (ARPA-E) branch of the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using Aqualyte™ polymer membranes to selectively transfer moisture. The first award provided up to $800,000 in federal funding to us, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. The second award provided up to $700,000 in federal funding to us from the Building Technology Office (BTO) of the Office of Energy Efficiency and Renewable Energy (EERE), provided we contributed a 30% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major technical goals of showing membrane dehumidifier which met project targets, and are currently working with select potential OEMs and the DOE to produce a 7.5 ton roof-top unit and moving NanoAir to commercialization and revenue generation. Independently, BTO engaged Navigant Consulting to evaluate 17 alternative HVAC technologies beyond the traditional vapor compression systems. The Navigant study, "Energy Savings Potential and RD&D Opportunities for Non-Vapor-Compression HVAC Technologies", was released in March 2014 and ranked NanoAir membrane heat pump technology with a composite score of 4.35 on a scale of 0 – 5, one of only two technologies to exceed the 4.0 threshold marking the technology as "Most Promising".

PolyCool™

PolyCool™ is a cooling tower system where initial testing has shown it has the potential to be an effective way to keep cooling systems from spreading harmful bacteria such as Legionella. The cooling water is separated from the air stream by a solid Aqualyte™ nanotechnology membrane that establishes a selective barrier allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system similar to dry cooling technology, reducing the likelihood of dangerous germs and viruses such as Legionella becoming airborne. PolyCool™ systems use less energy than a conventional cooling tower, use less water, and create less of a risk for disease.

NanoCap

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as electrical charge in a device with projected increases in energy density, endurance, and usefulness relative to traditional battery technology. We project the key applications for such a device would be in transportation and/or grid energy storage. We have focused our resources on revenue producing items or uses closer to producing revenue and have not invested significant resources to date in the development of this application beyond the prototype stage. We are seeking a strategic partner for this application who has the requisite skills to complement our nanomaterial expertise in addition to having access to distribution.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon the known functionality of our materials and processes.

Patents

We own the rights to thirteen U.S. patents, three Chinese patents, one Hong Kong patent, three U.S. patent applications, and four Patent Cooperation Treaty ("PCT") applications. National stage applications based on one of the PCT applications have resulted in a patent being issued in the U.S., China, and Hong Kong with a further application pending in Europe. National stage applications based on a second PCT application have resulted in a patent being issued in both the U.S. and China. National stage applications based on a third PCT application have resulted in the issuance of a U.S. patent with a further application pending in Hong Kong. National stage applications based on the remaining two PCT applications have resulted in the issuance of two U.S. patents. Divisional applications based on two of the above mentioned PCT applications have been filed in China and Hong Kong. In addition, we co-own one PCT application with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on the co-owned PCT application have resulted in one U.S. patent. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

•

High transfer rate: Based on in-house testing protocols and related results, we have found that the channels created when casting the materials into a nano-structured membrane have a transfer rate of water, or flux, greater than 90% of an equivalent area of an open tube. This feature is fundamental to the material's ability to transfer moisture at the molecular level while substantially allowing or disallowing the transfer of certain other substances at a molecular level.

•	Unique surface characteristic: The materials offer a surface characteristic that we believe inhibits the growth of bacteria, fungus and algae and prevents adhesives from attaching.

Intellectual Property

As stated above, we own twelve U.S. patents, three Chinese patents, one Hong Kong patent and co-own one additional U.S patent. These patents cover the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the "Risk Factors" Section. A list of our existing patents follows:

1.	U.S. Patent No. 6,110,616 - Ion-conducting membrane for fuel cell. This patent was issued on August 29, 2000 and the patent term ends on or about January 29, 2018.
2.	U.S. Patent No. 6,383,391 - Water- and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and the patent term ends on or about July 28, 2020.
3.	U.S. Patent No. 6,413,298 - Water- and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and the patent term ends on or about July 28, 2020.
4.

U.S. Patent No. 6,841,601 - Crosslinked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and the patent term ends on or about March 13, 2022.

5.

U.S. Patent No. 7,179,860 - Cross-linked polymer electrolyte membranes for heat, ion and moisture exchange devices. This patent was issued on February 20, 2007 and the patent term ends on or about March 13, 2022.

6.	U.S. Patent No. 7,990,679 - Nanoparticle ultracapacitor. This patent was issued on August 2, 2011 and the patent term ends on or about November 22, 2029.
7.	U.S. Patent No. 8,222,346 - Block copolymers and method for making same. This patent was issued on July 17, 2012 and the patent term ends on or about September 28, 2027.
8.	U.S. Patent No. 8,470,071 - Enhanced HVAC system and method. This patent was issued June 25, 2013 and the patent term ends on or about August 13, 2030.
9.	U.S. Patent No. 8,500,960 - Multi-phase selective mass transfer through a membrane. This patent was issued on August 6, 2013 and the patent term ends on or about October 8, 2030.
10.	U.S. Patent No. 8,586,637 - Stable and compatible polymer blends. This patent was issued November 19, 2013 and the patent term ends on or about May 2, 2030.*
11.	U.S. Patent No. 9,013,155 - Energy storage devices including a solid multilayer electrolyte. This patent was issued April 21, 2015 and the patent term ends on or about March 3, 2031.
12.	U.S. Patent No. 9,283,518 - Fluid treatment systems and methods using selective transfer membranes. This patent was issued March 15, 2016 and the patent term ends on or about September 18, 2032.
13.	U.S. Patent No. 9,293,269 - Ultracapacitor tolerating electric field of sufficient strength. This patent was issued March 22, 2016 and the patent term ends on or about May 2, 2033.
14.	China Patent No. ZL200880009211.4 - Multi-phase selective mass transfer through a membrane. This patent was issued March 27, 2013 and the patent term ends on or about January 22, 2028.
15.	Hong Kong Patent No. HK1139888 - Multi-phase selective mass transfer through a membrane. This patent was issued January 10, 2014 and the patent term ends on or about January 22, 2028.
16.	China Patent No. ZL201180012841.9 - Energy storage devices including a solid multilayer electrolyte. This patent was issued September 9, 2015 and the patent term ends on or about January 7, 2031.
17.	China Patent No. ZL201310052408.9 - A dryer having a drying chamber comprising heated air. This patent was issued January 21, 2016 and the patent term ends on or about January 22, 2028.

We have provisional and patent applications in the following areas: Anionic Exchange Electrolyte Polymers, Energy Storage Devices, Enthalpy Core Applications and Construction, and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO 2011/085197 - Energy Storage Devices Including a Solid Multilayer Electrolyte
2.	WO/2008/089484 - Multiphase Selective Transport Through a Membrane
3.	WO2011/085186 - Anionic Exchange Electrolyte Polymer Membranes
4.	WO/2009/002984 - Stable and Compatible Polymer Blends*

_________________

* Patent applications jointly owned with Aegis Biosciences, LLC.

Patents may or may not be granted on any of the above applications. As noted above, some of these applications are jointly owned with Aegis Biosciences, LLC, a related party. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by entering into confidentiality agreements with our current and prospective strategic partners and employees.

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Licensing

In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC ("MGE") owned by a shareholder of the Company. Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We receive a royalty based on MGE, and any sub-licensee's sales. In addition, as part of the license agreement, MGE and any sub licensees are to purchase certain energy recovery ventilator products from us. While we have earned licensing revenue under agreements licensing our technology in the past, we may not continue to receive material revenue from these agreements, including the one described above, in the near or foreseeable future.

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

Customers and Suppliers

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of our products and/or increase the unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company ("MG Energy"), entered into a License and Supply Agreement, effective October 26, 2012. MG Energy entered into a sublicense with Multistack, LLC. For the year ended December 31, 2015, Multistack LLC, accounted for approximately 96% of our sales revenue. At December 31, 2015, amounts due from MultiStack LLC were approximately 61% of total accounts receivable. For the year ended December 31, 2014, two customers, Multistack LLC and Soex, accounted for approximately 60% and 27% of our revenue, respectively. At December 31, 2014, amounts due from these customers were approximately 67% and 0%, respectively, of total accounts receivable (see Part II, Item 8, Financial Statements and Supplementary Data - Note 9 for a discussion of Multistack and the licensing agreement with MG Energy LLC). MG Energy will take over the manufacturing of ConsERV products for sale in North America and South America in 2016, lowering our revenue but increasing our gross margin percentage.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $978,526 and $763,107 for the years ended December 31, 2015 and 2014, respectively. We account for proceeds received from government fundings for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $234,788 and $354,988 for the years ended December 31, 2015 and 2014, respectively.

Key Relationships

We have strategic relationships with leaders in the energy industry who have entered into sales, marketing, distribution and product development arrangements with us and, in some cases, hold equity in Dais Analytic Corporation. These include the relationship with MGE Energy LLC described above.

Sales and Marketing Strategies

In October of 2012, we entered into a License and Supply agreement with MGE Energy LLC, discussed above. We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, we are discussing relationships for use of our ConsERV™ products in other applications outside of energy recovery ventilation world-wide.

Our unfolding sales and marketing strategy finds us focusing on creating alliances with companies having strong, existing channel presence or expertise in the target industries, notably for ConsERV and NanoClear's M2. We intend to bring industry seasoned talent into the company at the appropriate time to further drive market development, revenue growth and guide future product feature improvement needs

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV™ product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales. Armed with the growing base of operational and third party data this education process will become more routine.

There are a number of companies located in the United States, Canada, Europe and Asia that have been developing and selling technologies and products in the energy recovery industry as listed below. We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, Renewaire Holtop, Hoval, Klingenberg, Solar Palau, Kraton, Daikin and AirXchange.
NanoClear	Dow, Dupont, Siemens, GE, Mitsubishi, Kraton and many small and regional companies using existing technologies.
NanoAir	AAON, Trane, Carrier, York, Haier, Mitsubishi, LG, Electrolux, Samsung, Whirlpool, Kraton and Daikin.
NanoCap	Maxwell, Ioxus.
PolyCool

Cooling Tower Systems, Inc., Whaley Products, Evapco, Baltimore Aircoil and Paltech. Some of the large Air Conditioner manufacturing companies also produce cooling tower systems i.e. Trane and Carrier.

We believe that the combination of our nano-material platform's characteristics (high selectivity, high flux rate, manufacturability, et al.) and growing patent position forms competitive advantages, which may allow us time to execute our business plan. The majority of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

Government Regulation

We do not believe the sale, installation or use of our current nano-structured products will be subject to any government regulation, other than perhaps adherence to building codes and water safety regulations. We do not believe that the cost of complying with such codes and regulations, to the extent applicable to our products, will be prohibitive.

We do not know the extent to which any existing or new regulations may affect our ability to distribute, install and service any of our products. Once our other products reach the commercialization stage and we begin distributing them to our target markets, federal, state or local governmental entities may seek to impose regulations.

We are also subject to various international, federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, and environmental regulations regarding handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Our business may expose us to the risk of harmful substances escaping into the environment, resulting in potential personal injury or loss of life, damage to or destruction of property and natural resource damage. Depending on the nature of any claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims and, in some instances, we may not be reimbursed at all. To date, we are not aware of any claims or liabilities under these existing laws and regulations that would materially affect our results of operations or financial condition.

Employees

As of December 31, 2015, we employed approximately 18 employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Principal Offices

Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease a 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556. We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Timothy N. Tangredi, has a controlling financial interest (see Item 13, Certain Relationships and Related Transactions and Director Independence).

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days' written notice from landlord or 90 days written termination from us. The current monthly rent is $4,066, including sales tax. We also pay all taxes and utilities as well as most repairs relating to the building. Most of our functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development and product assembly and shipping. Key polymer synthesis and casting is out-sourced and not done at this facility.

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

In the third quarter of 2015, we commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the "Shares") in connection with a Securities Purchase Agreement, dated January 21, 2014 ("Soex SPA"), and 3,750,000 shares issued to Zan Investment Advisory Limited ("Zan"), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on our board pursuant to the provisions of the Soex SPA. Ms. Han resigned from the Board of Directors effective February 1, 2016.

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of our products in China. As we reported in our Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, we were entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, we reported we have not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As reported in our Form 10-Q for the quarter ended June 30, 2015, we began pursuing legal action against Soex for breach of the Soex SPA and Distribution Agreement. On July 8, 2015, we filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex's failure to make a $225,000 payment to us for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the "Distribution Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the "Payment Date").

(2)

Section 8(b) of the Distribution Agreement for Soex's failure to make a $225,000 payment to us for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the "License Payment Default" and, together with the Distribution Payment Default, the "Payment Default") in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Distribution Agreement for Soex's failure to issue to us 25% of the equity (the "Equity Default") of SOEX (Beijing) Environmental Protection Technology Company Limited (the "China Subsidiary").

As a result of the above, we terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, we have the right to enforce any obligation due to us by the Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to us in the China Subsidiary. With Soex's Equity Default, Soex breached the Soex SPA and we are seeking return of the Shares from Soex in the lawsuit filed in July 2015.

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). While we believe we have a strong case against Soex as a result of its breaches of the agreements with, we cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol "DLYT." The following table sets forth the range of reported high and low sales prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an "established trading market."

	High	Low
For the year ending December 31, 2014:
First Quarter	$0.26	$0.04
Second Quarter	$0.65	$0.18
Third Quarter	$0.40	$0.17
Fourth Quarter	$0.34	$0.02

	High	Low
For the year ending December 31, 2015:
First Quarter	$0.34	$0.18
Second Quarter	$0.27	$0.19
Third Quarter	$0.22	$0.15
Fourth Quarter	$0.20	$0.10

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Holders

As of March 30, 2016, there were approximately 136 shareholders of record of our common stock.

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

Authorized Stock

On February 27, 2015, the shareholders approved an amendment to Certificate of Incorporation to increase the number of shares the corporation is authorized to issue to 250,000,000 shares, of which 240,000,000 shares are common stock and 10,000,000 shares are preferred stock.

The shareholders also approved an amendment to the Certificate of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than 1-for-5 and not more than 1-for-20 (the "Reverse Stock Split") at any time prior to March 31, 2016, with the Board of Directors having the discretion as to whether or not the Reverse Stock Split is to be effected, and with the exact ratio of any Reverse Stock Split to be set at a whole number within the above range as determined by the Board in its discretion. A Reverse Stock Split has not yet occurred.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the "2000 Plan"), 2009 Long-Term Incentive Plan (the "2009 Plan") and 2015 Stock Incentive Plan (the "2015 Plan") under which our securities are authorized for issuance as of December 31, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity comdpensation plans approved by security holders	19,215,058	$0.28	11,822,000

In June 2000 and November 2009, the Board of Directors adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the "Plans"). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees. Certain awards under the Plans may be subject to performance conditions. The Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the "2015 Plan"). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan authorizes the grant to eligible individuals of (1) Stock Options (Incentive and Non-Qualified), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

The Plans are administered by a committee of two or more directors designated by the board of directors to administer the Plans (the "Committee") or, in the absence of such Committee, by the board of directors. Currently, the Plans are administered by our board of directors. The board of directors has the authority to select the participants to whom awards under Plans will be granted, grant awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards granted under the Plans and to prescribe the rules and regulations for the administration of the Plans. No option or stock appreciation rights granted under the Plans shall be exercisable, however, more than ten years after the date of the grant. The Plans require the Committee to grant qualified options with an exercise price per share not less than the fair market price of a share of common stock on the date of grant of the option. Awards granted under the Plans are generally not transferable by the Optionee otherwise than by will or the laws of descent and distribution and generally exercisable during the lifetime of the Optionee only by the Optionee.

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

Under the 2015 Plan, awards which were not previously exercisable and vested may not be accelerated due to a change of control unless the Optionee's employment is involuntarily terminated as a result of the change of control. A change of control shall be deemed to occur upon the consummation of a merger or consolidation of the Company with or into any other entity that results in the transfer of 50% of the combined voting power to the new party, sale of all or substantially all of our assets, replacement of a majority of our board of directors, acquisition by any person of securities representing 50% or more of the voting power of our then outstanding securities (other than securities issued by us) or any other event which the board of directors determines would materially alter our structure or ownership.

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

Recent Sales of Unregistered Securities

The Company did not issue any securities during the quarter ended December 31, 2015.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2015.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

We have developed and patented a nano-structure polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products.

Our initial product focus is ConsERV, an energy recovery ventilator. We intend to expand our marketing and sales of our ConsERV products in a targeted world-wide manner. We also have new product applications in various stages of development. We believe that these product applications may be brought to market in the foreseeable future if we receive adequate capital funding. We are moving to introduce its first commercial water filtration module during the third quarter of 2016. Developments from a U.S. Army SBIR being undertaken in 2016 may widen NanoClear's application presence in the burgeoning opportunity to separate clean water from most types of contaminated waste streams potentially beginning as early as early 2016.

We expect ConsERV™ to continue to be our focused commercial product through 2016 with a growing emphasis on moving the development of the NanoClear product towards commercialization. We also expect sales outside the United States to account for a greater percentage of our sales in the HVAC sector. MG Energy will take over the manufacturing of ConsERV products for sale in North America and South America in 2016, lowering our revenue but increasing our gross margin percentage.

RESULTS OF OPERATIONS

DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended
	December 31,
	2015	2014

REVENUE
Sales, including related party sales of $0 and $562,702 for the years ended December 31, 2015 and 2014, respectively	$1,068,288	$1,718,315
Royalty and license fees	288,666	181,935
	1,356,954	1,900,250
COST OF GOODS SOLD	686,952	1,217,559
GROSS MARGIN	670,002	682,691
OPERATING EXPENSES
Research and development, net of government grant proceeds of $234,788 and $354,988, respectively	743,738	408,119
Selling, general and administrative	1,468,276	2,047,898
TOTAL OPERATING EXPENSES	2,212,014	2,456,017
LOSS FROM OPERATIONS	(1,542,012)	(1,773,326)
OTHER INCOME (EXPENSE)
Other income	(1,490)	1,500
Interest income	866	495
Interest expense	(172)	(1,035)
TOTAL OTHER INCOME (EXPENSE), NET	(796)	960
NET LOSS	$(1,542,808)	$(1,772,366)

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores and Aqualyte™ membrane. Product sales were $1,068,288 and $1,718,315 for the years ended December 31, 2015 and 2014, a decrease of $650,027 or 37.8%, due to weak sales in 2015. Revenues in 2015 were primarily from the sales of ConsERV™ cores to MultiStack. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur in 2016. Revenues from royalty and license fees were $288,666 and $181,935 for the years ended December 31, 2015 and 2014, an increase of $106,731 or 58.7%, primarily due to the recognition of royalties paid in the year for prior periods.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ products. Cost of goods sold were $686,952 and $1,217,559 for the years ended December 31, 2015 and 2014, a decrease of $530,607 or 43.6%. This reflects the decrease in product sales and sales of products with a lower per unit cost.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of our products and/or increase the unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

GROSS MARGIN

Gross margin was 49% and 36% for the years ended December 31, 2015 and 2014, an increase of 13%, due to an increase in royalties received in 2015 for previous periods offset by the sale of products with a lower per unit cost to build.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $978,526 and $763,107 for the years ended December 31, 2015 and 2014, respectively, an increase of $215,419 or 28.3%. We account for proceeds received from government fundings for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $234,788 and $354,988 for the years ended December 31, 2015 and 2014, respectively, a decrease of $120,200 or 33.9%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,468,276 and $2,047,898 for the years ended December 31, 2015 and 2014, a decrease of $579,622 or 28.3%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional expenses as a result of being an SEC reporting company including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV™ and NanoClear products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

•	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price.

The decrease in selling general and administrative expenses in the year ended December 31, 2015 compared to the same period in 2014 resulted from lower stock compensation costs, the extinguishment of payables as the result of a litigation settlement, and lower insurance and marketing costs, offset by increased payroll and travel costs.

NET LOSS

Net loss for the year ended December 31, 2015 was $1,542,808 compared to a net loss of $1,772,366 for the year ended December 31, 2014. The decreased loss in 2015 was a result of lower selling, general and administrative offset by higher investments in research and development.

LIQUIDITY AND CAPITAL RESOURCES

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

On December 15, 2014, we entered into a Securities Purchase Agreement (the "SPA") with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the "Purchasers"). Pursuant to the SPA, we sold 18 million shares of our common stock, $0.01 par value per share (the "Common Stock") for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18 million shares after we received all funds in the first quarter of 2015.

The SPA also provided for the issuance of 20,333,334 shares of our common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with us owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and we shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to us and the Purchasers.

On December 7, 2015, we amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10 million shares of our common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by us. We will own greater than 51% of such subsidiary.

At the end of December 2015, we reported that we entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower"). Pursuant to the Exchange Agreement, we purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). Our plan was to use Cast for our manufacturing and distribution operations in China. On March 7, 2016, we and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable by our due diligence, related to Cast's ability to function in China as an operating entity for us. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction will be unwound as of December 1, 2015, we will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder will be cancelled.

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2015, we generated a net loss of $1,542,808 and incurred significant losses since inception. As of December 31, 2015, we have an accumulated deficit of $43,388,479 and a stockholders' deficit of $1,891,971 but positive working capital of $509,882 and cash and cash equivalents of $698,754. We used $2,041,192 and $1,313,400 of cash from operations during the years ended December 31, 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future.

Management believes that our current cash position and our ability to obtain additional sources of cash flow given the structural growth in 2015 in manufacturing and newer products both in ConsERV (newer core types, move into complete ERV systems in China) and NanoClear (M2) is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned or currently underway product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2015 were $698,754 compared to $2,343,523 as of December 31, 2014. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $2,041,192 and $1,313,400 during the years ended December 31, 2015 and 2014, driven primarily by the net loss in 2015.

Net cash used by investing activities was $143,617 for the year ended December 31, 2015 compared to $35,162 for the same period in 2014, driven by increased spending on capital items.

Net cash provided by financing activities was $540,040 for the year ended December 31, 2015 compared to $3,664,960 for the same period in 2014. The difference is the timing of receipt of cash for sales of common stock.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation has not had a material effect on our results of operations.

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue recognition

Generally, we recognize revenue for products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses at December 31, 2015 and 2014, respectively, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $168,844 and $121,935 for the years ended December 31, 2015 and 2014, respectively. Royalties are recognized as earned. We recognized royalty revenue of $119,822 and $60,000 for the years ended December 31, 2015 and 2014, respectively.

We account for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition-Multiple-Element Arrangements". In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Accounts receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and royalties due under license and supply agreements. We regularly reviews accounts receivable for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,261 and $739 has been recorded at December 31, 2015 and 2014, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2015 and 2014.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $23,803 and $25,430 for the years ended December 31, 2015 and 2014, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $23,000 per year for the next five years and thereafter.

Stock-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Dividend rate	0%	0%
Risk free interest rate	2.24%	2.00% – 3.00%
Expected term	10 years	10 years
Expected volatility	178%	168% – 183%

The basis for the above assumptions are as follows: the dividend rate is based upon our history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on our historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in our common stock.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, we estimated forfeitures at 0% for each of the years ended December 31, 2015 and 2014.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by us in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether fair value of warrants issued is required to be classified as equity or as a derivative liability.

Income Taxes

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

We identify and evaluate uncertain tax positions, if any, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. We have not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our 2012, 2013 and 2014 tax years remain open and subject to examination by the Internal Revenue Service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see Part II, Item 8 Note 3: Significant Accounting Policies: Recent Accounting Pronouncements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the related notes begin on Page F-3, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management's assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal controls over financial reporting based on the Internal Control Integrated Framework (1992), issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

Auditor's Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy N. Tangredi	60	President, Chief Executive Officer and Chairman of the Board of Directors
John Herrin	56	Chief Operating Officer
Judith M. Aldrovandi	45	Controller and Treasurer
Robert W. Schwartz	71	Director
Ira William McCollum, Jr.	71	Director
Thomas E. Turner	67	Director
Eliza Wang	38	Director

Directors and Executive Officers

The following are our directors and executive officers:

Timothy N. Tangredi has been our Chief Executive Officer since 1996. Mr. Tangredi joined us in 1996, and was appointed a member of our board of directors in 1997. In 1999 and 2000, respectively, Mr. Tangredi initiated and executed the strategic purchases of the assets of Analytic Power and American Fuel Cell Corporation. From 1979 to 1990, Mr. Tangredi worked for AT&T, as a member of the Leadership Continuity Program working in technical marketing, network operations, and project management. Mr. Tangredi earned his BS from Siena College and MBA from Rensselaer Polytechnic Institute. He is a founder and member of the board of directors of Aegis BioSciences, LLC ("Aegis"). Aegis, created in 1995, is a licensee of our nano-structured intellectual property and materials in the biomedical and healthcare fields.

John Herrin joined us as its Chief Operating Officer in 2014. Mr. Herrin spent 27 years working primarily in manufacturing operations for Saint Gobain most recently as Director of Global Strategy and Business Development. Mr. Herrin was also instrumental in transitioning Superpower, Inc. from an R&D facility developing superconducting wire to a production facility manufacturing commercial quantities of 2nd generation high temperature super conducting wire. Mr. Herrin has a BSME from Worcester Polytechnic Institute.

Judith M. Aldrovandi is Controller, Treasurer and Principal Financial and Accounting Officer since June 2015. Prior to joining Dais, Ms. Aldrovandi was Controller at Atkins North America since 2010. Ms. Aldrovandi is licensed as a certified public accountant in New Jersey (inactive) and as a chartered global management accountant. She earned a Bachelor of Science in Accounting from Seton Hall University and Masters of Business Administration with a Finance specialization from the University of Tampa. Ms. Aldrovandi began her career with Ernst & Young and has worked in the accounting field for over 20 years.

Brian Johnson is our Chief Technology Officer and joined us in 1999. Mr. Johnson was the lead engineer responsible for developing our successful ConsERV™ product line and has served as Principal Investigator on multiple development efforts involving NanoClear™ and NanoAir™. He holds patents in both the U.S. and China and brings 17 years of advanced product development experience and knowledge of every aspect of Dais' nanotechnology. Mr. Johnson earned degrees in Mechanical Engineering (Thermal Science emphasis) from the University of Florida (BSME 1995, MSME 1997).

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group ("SHG") in 1985 and serves as its Chairman. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an AMEX listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products). His earlier experience was with KPMG and IBM as a management consultant. Mr. Schwartz received a Bachelor of Science from Cornell University and attended graduate courses at the University of New York at Albany. He currently serves on the boards of five corporations, including ours. Mr. Schwartz's experience in financial planning and reporting provides assistance to us in these areas and he is considered to be a financial expert to us.

Ira William McCollum, Jr. joined our board on March 25, 2013. In 2011, Mr. McCollum joined as a partner in Denton's Public Policy and Regulation practice in 2012. He joined the firm following his term as the 36th attorney general of the state of Florida. Mr. McCollum served as attorney general from 2007 to 2011. Prior to becoming the Florida Attorney General in 2007, Mr. McCollum was a partner with Baker & Hostetler's Government Policy practice from 2001 to 2007. Between 1981 and 2001, Mr. McCollum was a Member of the U.S. House of Representatives representing Florida's 8th District where he served on the Judiciary, Banking and Financial Services and Intelligence Committees. He also held a number of leadership positions, including Chairman of the Judiciary Subcommittee on Crime, Vice Chairman for six years at the Banking and Financial Services Committee, ranking Member of the subcommittee overseeing the Federal Reserve, and Vice Chairman of the House of Republican Conference for three terms (one of eight House GOP leadership positions). Mr. McCollum's expertise in federal and state government and regulations is an asset to the board.

Thomas E. Turner joined our boar of directors on December 20, 2013. Mr Turner is currently the Chairman of  Cabo Vida Group and Sun Ranch Costa Rica, two companies that are developing communites in Costa Rica. He also serves as a consultant to Golden Gate Capital, a director of Qylur Security Systems and a director of Rohinni. Mr. Turner also served as an executive of ADS imagine from 2009 to 2011. During his career he has been President and/or Ceo of Wang Canada Limited, Datamax Corporation and Itronix . He has held senior management positions at The City of New York, Graphic Systems, Wang Laboratories, Symbol Technologies, WhereNet and General Dynamics. Mr. Turners expertise in advising and operating small technology businesses is an asset to the Board of Directors.

Eliza Xuan Wang joined our board on April 1, 2015. Ms. Wang has been the Managing Attorney of The Meridian Law, a Professional Law Corporation, since 2009. Her legal practice includes venture capital, general civil and commercial litigation and immigration matters. Ms. Wang is licensed to practice law in the states of California and New York. She has a Bachelor of Law degree from China University of Political Science and Law (Beijing, China) and L.L.M. degree from Hastings College of The Law, University of California. Ms. Wang's expertise in commercial and legal matters in both the United States and China will be an asset to us as we conduct further business in China.

Sharon Han resigned from the Board of Directors effective February 1, 2016.

The Board members serve for the latter of a period of one year or until the next annual meeting of Company's shareholders.

Significant Employees

Peter DiChiara is Legal Counsel and Corporate Secretary since December 1, 2013. Mr. DiChiara is currently a partner at Carmel, Milazzo & DiChiara, LLP, a law firm in New York City specializing in advising small cap companies. From August 2012 to March 1, 2016, he was Counsel for Sichenzia Ross Friedman Ference LLP. Mr. DiChiara earned a B.B.A. in accounting from the University of Notre Dame and a J.D. from Pace University School of Law. Mr. DiChiara started his career with Ernst & Young and was the Manager for External Reporting for Philip Morris Companies, now known as Altria, before working as an associate for Cadwalader, Wickersham & Taft LLP, Paul Hastings LLP and Willkie Farr & Gallagher LLP.

Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

We have determined that our board of directors currently has three members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). As of the date of this report, Robert W. Schwartz, Thomas E. Turner and Eliza Wang are our independent directors. On the basis of information solicited from Mr. Schwartz, Mr. Turner and Ms. Wang, none of them has a material relationship with us and is independent within the meaning of such rules.

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

At each annual meeting of shareholders, directors will be elected by the holders of common stock to succeed those directors whose terms are expiring. Directors will be elected annually and will serve until successors are duly elected and qualified or until a director's earlier death, resignation or removal. Our bylaws provide that the authorized number of directors may be changed by action of the majority of the board of directors or by a vote of the shareholders of our Company. Vacancies in our board of directors may be filled by a majority vote of the board of directors with such newly appointed director to serve until the next annual meeting of shareholders, unless sooner removed or replaced. We currently do not have a policy regarding the attendance of board members at the annual meeting of shareholders.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on March 31, 2009. This document may be reviewed by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2015 and 2014. The amounts represented in the "Options Award" column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($)(1)(f)	All Other Compensation ($) (i)	Total ($) (j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2015	$200,000	$-	$-	$37,242	$237,242
and Chairman of the Board of Directors	2014	$200,000	$-	$89,290	$34,555	$323,845

John Herrin (3)
Chief Operating Officer	2015	$148,833	$-	$47,289	$-	$196,122
	2014	$85,000	$-	$175,603	$-	$260,603

Judith M. Aldrovandi (4)
Controller and Treasurer	2015	$75,833	$-	$-	$-	$75,833
	2014	$-	$-	$-	$-	$-

Brian Johnson
Chief Technology Officer	2015	$132,250	$-	$-	$-	$132,250
	2014	$98,667	$-	$-	$-	$98,667
________________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2015 and 2014. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2015 and 2014. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2015 and 2014, Mr. Tangredi was paid $200,000 and $190,500, respectively and had accrued unpaid salary of $0 and $9,500 for the years ended December 31, 2015 and 2014, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2015, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,321,958.

(3)	John Herrin's employment began in May 2014.
(4)	Judith Aldrovandi's employment began in June 2015.

Narrative Disclosure to Summary Compensation Table

Timothy N. Tangredi. We are party to an employment agreement with Mr. Tangredi, our President, Chief Executive Officer, and director, which was amended and restated on September 14, 2011. Mr. Tangredi's employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year period. Mr. Tangredi's initial base salary is $200,000. Mr. Tangredi's base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi's base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi's base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). In addition, Mr. Tangredi will be eligible for bonus compensation at the discretion of board of directors, as well as option-based compensation under our equity compensation plans. Among the option grants Mr. Tangredi is eligible to receive under this agreement is a grant to purchase up to 520,000 shares of common stock upon the successful completion of a secondary public offering. For a full description of the terms of our agreement with Mr. Tangredi, please refer to Item 13. Certain Relationships and Related Party Transactions —Employment Agreements below.

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers as of December 31, 2015.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	40,000	$0.30	5/2/2016
	110,000	$0.55	11/1/2016
	140,000	$0.55	2/20/2017
	300,000	$0.21	8/18/2017
	350,000	$0.21	1/30/2018
	75,000	$0.30	8/4/2018
	100,000	$0.42	11/20/2019
	3,540,058	$0.42	11/20/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.12	11/30/2022
	3,000,000	$0.18	5/30/2023
	300,000	$0.30	12/17/2024
John Herrin	50,000	$0.27	4/7/2017
	590,000	$0.30	12/17/2024
	250,000	$0.19	8/10/2025
Brian Johnson	75,000	$0.55	11/1/2016
	200,000	$0.21	8/18/2017
	200,000	$0.21	1/30/2018
	25,000	$0.20	8/18/2019
	100,000	$0.30	6/25/2020
	200,000	$0.30	1/18/2021
	100,000	$0.12	11/30/2022

Director Compensation

There was no compensation awarded to, earned by or paid to the directors during the fiscal year ended December 31, 2015.

Our directors have historically been compensated with the issuance of stock options, which generally become exercisable upon the date of grant, and which generally expire on the earlier of ten years from the date of grant or up to three years after the date that the Optionee ceases to serve as a director. Non-employee directors are also reimbursed for out-of-pocket expenses associated with attending to our business. No compensation was paid in 2015.

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

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1) #	11,859,688	9.8%
John Herrin (Officer) (2) #	890,000	*
Brian Johnson (3) #	900,000	*
Robert W. Schwartz (Director) (4) #	1,871,000	1.6%
Ira William McCollum Jr. (Director) (5) #	610,000	*
Thomas E. Turner (Director) (6) #	4,162,500	3.5%
Executive officers, directors, as a group (6 persons)	20,293,188	16.8%

Mark Nordlicht (7)	10,324,740	8.6%
Leonard Samuels (8)	7,040,699	5.8%
Soex (Hong Kong) Industry & Investment Co., Ltd. (9)	37,500,000	31.1%
Green Valley International Investment Management Company (10)	24,364,288	20.2%
Hong Kong SAGE Technology Investment Co., Limited (11)	13,304,348	11.0%

_______________

*	Less than 1%
#	Address is Company's principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 8,825,058 shares of common stock issuable upon exercise of stock options and 2,869,101 shares beneficially owned by Mr. Tangredi's wife, Patricia Tangredi. 2,522,500 of Ms. Tangredi's shares are issuable upon the exercise of stock options. On February 27, 2015, we and Timothy N. Tangredi, our Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

(2) (3)	Includes 890,000 shares of common stock issuable upon exercise of stock options. Includes 900,000 shares of common stock issuable upon exercise of stock options.
(4)	Includes 1,870,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 600,000 shares of common stock issuable upon exercise of stock options.
(6)

Includes 600,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares and 712,500 shares issuable upon the exercise of warrants owned by a limited liability company for which Mr. Turner is the natural person with voting power.

(7)

Includes 3,234,740 shares of common stock and 7,000,000 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Platinum Montaur Life Sciences, LLC is Mark Nordlicht.

(8)

Includes 3,353,503 shares of common stock held by RBC and beneficially owned by Dr. Samuels, 2,724,696 shares of common stock held by the Reporting Persons as JTWROS, and 962,500 shares of common stock held by RBC Dain – Custodian for Leonard Samuels IRA. The address is 1011 Centennial Road Penn Valley, PA 19072.

(9)

The natural person with voting power and investment power on behalf of Soex (Hong Kong) Industry & Investment Co., Ltd., with an office at Room 11-2-1103, 11/F Kowloon Bldg 555, Nathan Road, Mongkok KL, Hong Kong is Sharon Han, a former director of the Company.

(10)

Includes 4,872,858 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu. The address is 951 Old Country Road, Belmont, CA 94002.

(11)

The natural person with voting power and investment power on behalf of Hong Kong SAGE Technology Investment Co., Limited, with an office at Room 1314A 13/F Lippo Sun Plaza No28 Canton Road Tsim Sha Tsui Kowloon Hong Kong, is Lixia Wang.

Applicable percentage ownership in the preceding table is based on approximately 120,542,864 shares of common stock outstanding as of March 30, 2016 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 30, 2016. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the "2000 Plan"), 2009 Long-Term Incentive Plan (the "2009 Plan") and 2015 Stock Incentive Plan (the "2015 Plan") under which our securities are authorized for issuance as of December 31, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	19,215,058	$0.28	11,822,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Timothy N. Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC ("Aegis"). Mr. Tangredi currently owns 52% of Aegis' outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. Pursuant to the second license, Aegis is required to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments ended on June 2, 2015.

We rent a building that is owned by two of our stockholders, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. We recognized rent expense related to this lease of $48,792 in the years ended December 31, 2015 and 2014, respectively.

We have accrued compensation due to the Chief Executive Officer as of December 31, 2015 and 2014 of $1,321,958 and $1,292,410, respectively, included in accrued compensation and related benefits in the balance sheet.

On February 27, 2015, we and Timothy N. Tangredi, our Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

At December 31, 2014, we accrued compensation due to our former general counsel, Mr. Tangredi's wife, for deferred salaries earned and unpaid equal to $400,772. Ms. Tangredi retired as of October 10, 2014. We agreed to pay her on a payment schedule over three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over three years and (c) a $50,772 lump-sum payment on October 17, 2017, if a balance remained. Under certain circumstances, such as completion of a financing, we agreed to make accelerated payments under the agreement. All amounts due to Ms. Tangredi were paid in the first half of 2015.

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Employment Agreements

We have the following employment agreements with our officers and significant employees:

We entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, our President, Chief Executive Officer, and director, dated as of September 14, 2011. Mr. Tangredi's employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two year period and on each subsequent anniversary of the commencement date for an additional year. Mr. Tangredi's initial base salary is $200,000. Mr. Tangredi's base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi's base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi's base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). Additionally, at the discretion of our board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the board of directors. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the board of directors, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

Under his employment agreement, in addition to any other compensation which he may receive, if we complete a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of our common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a "cashless" exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

If Mr. Tangredi's employment is terminated for any reason, we will be obligated to pay him his accrued but unpaid base salary, bonus and accrued vacation pay, and any unreimbursed expenses ("Accrued Sums").

In addition to any Accrued Sums owed, if Mr. Tangredi's employment is terminated by us in the event of his disability or without cause or by Mr. Tangredi for good reason, he shall be entitled to:

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

The employment agreement also contains customary covenants restricting the use of our confidential information and solicitation of employees, which are similarly applicable to our other executive officers. In addition we are obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with us, to advance indemnification expenses, and maintain his coverage under our directors' and officers' liability insurance policy.

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

On February 27, 2015, we and Timothy N. Tangredi, our Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2015 and 2014 was $70,214 and $63,540, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services provided by BDO as disclosed above in the captions audit fees and all other fees and has concluded that such services are compatible with the independence of BDO as our principal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1

Certificate of Incorporation of The Dais Corporation filed April 8, 1993 (Incorporated by reference to Exhibit 3.1 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.9	Bylaws of The Dais Corporation (Incorporated by reference to Exhibit 3.9 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.10

Certificate of Amendment of the Certificate of Incorporation of Dais Analytic (Incorporated by reference to Exhibit 3.1 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on March 5, 2015)

4.1	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 4.1 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.2	Form of Non-Qualified Option Agreement (Incorporated by reference to Exhibit 4.2 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.4	Form of Warrant (Financing) (Incorporated by reference to Exhibit 4.4 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.6	Form of Placement Agent Warrant (Financing) (Incorporated by reference to Exhibit 4.6 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

4.10	Form of Warrant (Note Conversion) (Incorporated by reference to the Exhibits 4.1 from the Current Report on Form 8-K (File No. 000-53554), as filed March 13, 2009)

4.11	Form of Warrant (2009 Purchases) (Incorporated by reference to the Exhibits 4.2 from the Current Report on Form 8-K (File No. 000-53554), as filed March 13, 2009)

4.24

Form of Non-Qualified Stock Option Agreement – 2009 Long-Term Incentive 2009 Plan – Directors and certain designated employees (Incorporated by reference to Exhibit 4.24 from the Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.25

Form of Non-Qualified Option Agreement -2009 Long-Term Incentive 2009 Plan – employees (Incorporated by reference to Exhibit 4.25 from the Registration Statement on Form S-1 (File No. 333-172259), as filed February 14, 2011)

4.28

Amendment to 2007 Warrant by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011 (Incorporated by reference to Exhibit 10.4 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

4.29

Amendment to 2009 Warrant by and between Dais Analytic and Platinum-Montaur Life Sciences, LLC dated March 22, 2011 (Incorporated by reference to Exhibit 10.5 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

4.30

Stock Purchase Warrant by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011 (Incorporated by reference to Exhibit 10.6 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

4.32

Stock Purchase Warrant by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011 (Incorporated by reference to Exhibit 10.9 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

4.36

Amendment to 2007 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011 (Incorporation by reference to Exhibit 4.37 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed May 16, 2011)

36

4.37

Amendment to 2009 Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011 (Incorporation by reference to Exhibit 4.38 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed May 16, 2011)

4.38

Stock Purchase Warrant by and between Dais Analytic Corporation and RBC Capital Markets- Custodian for Leonard Samuels IRA dated May 12, 2011(Incorporation by reference to Exhibit 4.39 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed May 16, 2011)

4.39	Stock and Warrant Purchase Agreement dated May 12, 2011 (Incorporation by reference to Exhibit 4.40 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed May 16, 2011)

10.1	2000 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement (Incorporated by reference to Exhibit 10.2 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.5

Commercial Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated March 18, 2005 (Incorporated by reference to Exhibit 10.6 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.6

First Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated November 15, 2005 (Incorporated by reference to Exhibit 10.7 from the Registration Statement on Form S-1 (File No. 333- 152940), as filed August 11, 2008)

10.10	Form of Secured Patent Agreement (Financing) (Incorporated by reference to Exhibit 10.11 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.15	2009 Long Term Incentive Plan (Incorporated by reference to the exhibits from the Definitive Proxy Statement Form DEF14A (File No. 000-53554), as filed on October 9, 2009)

10.17

Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated April 11, 2011. (Incorporated by reference to exhibit 10.17 to Amendment 1 from Pre-Effective Registration Statement on Form S-1 (File No. 333-172259), as filed April 13, 2011)

10.18

Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated April 8, 2011. (Incorporated by reference to exhibit 10.18 to Amendment 1 from the Pre-Effective Registration Statement on Form S-1 (File No. 333-172259), as filed April 13, 2011)

10.19

Securities Amendment and Exchange Agreement by and between the Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated as of March 22, 2011. (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

10.20

Note and Warrant Purchase Agreement by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011. (Incorporated by reference to Exhibit 10.7 from the Current Report on Form 8-K/A (File No. 000-53554), as filed on July 6, 2011) (1)

10.22

Second Amendment of Lease Agreement between Ethos Business Venture LLC and Dais Analytic Corporation dated May 23, 2011. (Incorporated by reference from the Registration Statement on Form S-1/A (File No.333-172259), as filed on May 26, 2011)

10.26

Executive Compensation Agreement dated September 14, 2011 between Dais Analytic Corporation and Timothy N. Tangredi (Incorporated by reference to Exhibit 10.26 from the Registration Statement on Form S-1/A (File No. 333-176894), as filed on September 19, 2011)

10.27

Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy Tangredi dated September 14, 2011 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on September 15, 2011)

37

10.28

Executive Compensation Agreement between Dais Analytic Corporation and Timothy Tangredi dated January 11, 2012 (Incorporated by reference to Exhibit 10.48 from the Registration Statement on Form S-1/A (File No. 333-176894), as filed on January 13, 2012)

10.29

Amendment to Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated February 27, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on March 5, 2015)

10.33

Securities Purchase Agreement and Form of Warrant by and between the Company and Green Valley International Investment Management Company Limited dated October 17, 2012 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on October 23, 2012)

10.34

License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (amended) (Incorporated by reference to Exhibit 10.34 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on November 13, 2015)

10.35

Amendment to Securities Purchase Agreement by and between the Company and Green Valley International Investment Management Company Limited dated December 28, 2012 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on December 31, 2012)

10.36

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on January 27, 2014)

10.37

Distribution Agreement, dated April 24, 2014, between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on April 28, 2014)

10.38

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on January 27, 2014)

10.39

Employment Agreement by and between Dais Analytic Corporation and Judith M. Aldrovandi dated May 10, 2015 (Incorporated by reference to Exhibit 10.40 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on August 14, 2015)

10.40

Stock Purchase Agreement Modification by and between Dais Analytic Corporation, Hong Kong Sage Technology Investment Co. Limited and Hong Kong JHSE Technology Investment Co. Limited dated December 7, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on December 11, 2015)

10.41

Share Exchange Agreement by and between Dais Analytic Corporation, Open Systems Control and Synpower Corporation dated December 24, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on December 31, 2015)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 from the Annual Report on Form 10-K (File No. 000-53554), as filed on March 31, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

38

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

________________

*	Filed herewith.
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

39

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: March 30, 2016	By:	/s/ TIMOTHY N. TANGREDI
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 30, 2016	By:	/s/ JUDITH M. ALDROVANDI
Controller and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ TIMOTHY N. TANGREDI	Chairman of the Board,	March 30, 2016
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ ROBERT W. SCHWARTZ	Director	March 30, 2016
Robert W. Schwartz

/s/ IRA WILLIAM MCCOLLUM, JR.	Director	March 30, 2016
Ira William McCollum, Jr.

/s/ THOMAS E. TURNER	Director	March 30, 2016
Thomas E. Turner

/s/ ELIZA XUAN WANG	Director	March 30, 2016
Eliza Xuan Wang

40

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2015 and 2014

41

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheet of Dais Analytic Corporation (the "Company") as of December 31, 2015 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred significant losses since inception and has a stockholders' deficit of $1,891,971 at December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

BDO USA, LLP

Certified Public Accountants

Orlando, Florida

March 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheet of Dais Analytic Corporation ("the Company") as of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Cross, Fernandez & Riley LLP

Certified Public Accountants

Orlando, Florida

March 31, 2015

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$698,754	$2,343,523
Accounts receivable, net	133,777	191,641
Other receivables	88,243	41,079
Inventory	94,911	99,521
Prepaid expenses	49,727	16,542
Total Current Assets	1,065,412	2,692,306
Property and equipment, net	151,485	64,551
OTHER ASSETS:
Investment in China Operating Company	190,000	-
Deposits	4,280	2,280
Patents, net of accumulated amortization of $225,410 and $201,607 at December 31, 2015 and 2014, respectively	108,510	113,672
Total Other Assets	302,790	115,952
TOTAL ASSETS	$1,519,687	$2,872,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $8,212 and $401,396 at December 31, 2015 and 2014, respectively	$295,734	$782,434
Accrued expenses, other	140,118	110,976
Current portion of deferred revenue	119,678	123,011
Total Current Liabilities	555,530	1,016,421
LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,321,958	1,292,409
Deferred revenue, net of current portion	1,534,170	1,699,679
Total Long-Term Liabilities	2,856,128	2,992,088
Total Liabilities	3,411,658	4,008,509
STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 120,800,077 and 101,366,247 shares issued and 120,542,864 and 101,109,034 outstanding at December 31, 2015 and 2014, respectively	1,208,001	1,013,663
Common stock payable	-	2,199,960
Capital in excess of par value	41,560,619	38,768,460
Accumulated deficit	(43,388,479)	(41,845,671)
	(619,859)	136,412
Treasury stock at cost, 257,213 shares	(1,272,112)	(1,272,112)
Total Stockholders' Deficit	(1,891,971)	(1,135,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,519,687	$2,872,809

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

REVENUE
Sales, including related party sales of $0 and $562,702 for the years ended December 31, 2015 and 2014, respectively	$1,068,288	$1,718,315
Royalty and license fees, including related party fees of $49,167 and $0 for the years ended December 31, 2015 and 2014, respectively	288,666	181,935
	1,356,954	1,900,250

COST OF GOODS SOLD	686,952	1,217,559

GROSS MARGIN	670,002	682,691

OPERATING EXPENSES
Research and development, net of government grant proceeds of $234,788 and $354,988, respectively	743,738	408,119
Selling, general and administrative	1,468,276	2,047,898
TOTAL OPERATING EXPENSES	2,212,014	2,456,017

LOSS FROM OPERATIONS	(1,542,012)	(1,773,326)

OTHER INCOME (EXPENSE)
Other income	(1,490)	1,500
Interest income	866	495
Interest expense	(172)	(1,035)
TOTAL OTHER INCOME (EXPENSE), NET	(796)	960

NET LOSS	$(1,542,808)	$(1,772,366)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	117,943,390	93,876,521

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Value	Deficit	Stock	Deficit

Balance at December 31, 2013	60,116,247	$601,163	$-	$36,994,742	$(40,073,305)	$(1,272,112)	$(3,749,512)
Stock based compensation	-	-	-	686,218	-	-	686,218
Issuance of common stock for cash	41,250,000	412,500	-	1,087,500	-	-	1,500,000
Proceeds for stock to be issued	-	-	2,199,960	-	-	-	2,199,960
Net loss	-	-	-	-	(1,772,366)	-	(1,772,366)

Balance at December 31, 2014	101,366,247	1,013,663	2,199,960	38,768,460	(41,845,671)	(1,272,112)	(1,135,700)
Stock based compensation	-	-	-	56,497	-	-	56,497
Issuance of common stock for cash and satisfaction of common stock payable, net of offering costs	18,000,000	180,000	(2,199,960)	2,560,000	-	-	540,040
Cashless exercise of stock options	433,830	4,338	-	(4,338)	-	-	-
Issuance of common stock for Investment in China Operating Company	1,000,000	10,000	-	180,000	-	-	190,000
Net loss	-	-	-	-	(1,542,808)	-	(1,542,808)
Balance at December 31, 2015	120,800,077	$1,208,001	$-	$41,560,619	$(43,388,479)	$(1,272,112)	$(1,891,971)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,542,808)	$(1,772,366)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	61,845	67,059
Issuance of stock options for services	-	11,809
Stock based compensation expense	56,497	674,409
Increase (decrease) in allowance for doubtful accounts	2,522	(92)

(Increase) decrease in:
Accounts receivable	55,341	(42,419)
Other receivables	(47,164)	68,027
Inventory	4,610	60,349
Prepaid expenses and other assets	(35,184)	30,998
Increase (decrease) in:
Accounts payable and accrued expenses	(457,556)	(275,426)
Accrued compensation and related benefits	29,549	20,288
Deferred revenue	(168,844)	(156,036)
Net cash used by operating activities	(2,041,192)	(1,313,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(18,641)	(25,962)
Purchases of property and equipment	(124,976)	(9,200)
Net cash used by investing activities	(143,617)	(35,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	(35,000)
Proceeds for stock to be issued	-	2,199,960
Proceeds from issuance of common stock, net of offering costs	540,040	1,500,000
Net cash provided by financing activities	540,040	3,664,960

Net (decrease) increase in cash and cash equivalents	(1,644,769)	2,316,398

Cash and cash equivalents, beginning of period	2,343,523	27,125

Cash and cash equivalents, end of period	$698,754	$2,343,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$172	$1,035

NON-CASH FINANCING ACTIVITIES
Cashless exercise of stock options	$4,338	$-
Issuance of common stock for Investment in China Operating Company	$190,000	$-
Satisfaction of common stock payable	$2,199,960	$-

See accompanying Notes to Financial Statements

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

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

Note 2. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2015, the Company generated a net loss of $1,542,808 and has incurred significant losses since inception. As of December 31, 2015, the Company had an accumulated deficit of $43,388,479 and a stockholders' deficit of $1,891,971 but positive working capital of $509,882 and cash and cash equivalents of $698,754. The Company used $2,041,192 and $1,313,400 of cash from operations during the years ended December 31, 2015 and 2014, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is holding preliminary discussions with parties who are interested in licensing, purchasing the rights to or establishing a joint venture to commercialize applications of the Company's technology.

2.

The Company is seeking growth capital from certain strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products.

3.	The Company is holding discussions with investors and investment banks to obtain debt and/or equity financing.

Any failure by the Company to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms. There are no assurances we will be able to obtain the financing and planned product development commercialization. Accordingly, the Company may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 3. Significant Accounting Policies (Continued)

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company's ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,261 and $739 has been recorded at December 31, 2015 and 2014, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for uncollectibilty is necessary at December 31, 2015 and 2014.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2015 and 2014, the Company had $2,560 and $5,325 of in-process inventory and $92,351 and $94,196 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2015 and 2014.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $38,042 and $41,629 for the years ended December 31, 2015 and 2014, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

During the third quarter of 2015, the Company reviewed its property and equipment and wrote-off $120,331 of assets no longer in service. These assets were fully depreciated resulting in a reduction of cost and accumulated depreciation with no resulting loss.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $23,803 and $25,430 for the years ended December 31, 2015 and 2014, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $23,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2015 and 2014.

Government Funding – Government funding represents grants from the U.S. Department of Defense and U.S. Department of Energy and are recognized when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. When fundings are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. Fundings received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 3. Significant Accounting Policies (Continued)

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $978,526 and $763,107 for the years ended December 31, 2015 and 2014, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $234,788 and $354,988 for the years ended December 31, 2015 and 2014, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders' deficit.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company's ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of $91,531 for future warranty expenses at December 31, 2015 and 2014, respectively, which is included in accrued expenses, other.

For the year ended December 31, 2015, one customer, Multistack LLC, accounted for approximately 96% of the Company's sales revenue. At December 31, 2015, amounts due from MultiStack were approximately 61% of total accounts receivable. For the year ended December 31, 2014, two customers, Multistack LLC and Soex, accounted for approximately 60% and 27% of the Company's revenue, respectively. At December 31, 2014, amounts due from these customers were approximately 67% and 0%, respectively, of total accounts receivable. See Note 9 for a discussion of Multistack LLC and the licensing agreement with MG Energy LLC.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $168,844 and $121,935 for the years ended December 31, 2015 and 2014, respectively. Royalties are recognized as earned. The Company recognized royalty revenue of $119,822 and $60,000 for the years ended December 31, 2015 and 2014, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition-Multiple-Element Arrangements". In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Stock based compensation - The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 3. Significant Accounting Policies (Continued)

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Dividend rate	0%	0%
Risk free interest rate	2.24%	2.00% – 3.00%
Expected term	10 years	10 years
Expected volatility	178%	168% – 183%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company's history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company's historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company's common stock and a comparable peer company for periods prior to the date the Company's trading information was available.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2015 and 2014.

Non-employee stock-based compensation - The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

There were no stock options issued to consultants in 2015. The fair value of stock options issued to consultants in 2014 was calculated using the Black-Scholes model with the following assumptions: expected life in years: 3 years; estimated volatility 177%; risk-free interest rate: 0.2%; dividend yield: 0%. The Company recognized $0 and $11,809 of compensation expense for stock options issued to consultants during the years ended December 31, 2015 and 2014, respectively.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 3. Significant Accounting Policies (Continued)

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

The Company does not have any financial instruments carried at fair value. The respective carrying values of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's 2012, 2013 and 2014 tax years remain open and subject to examination by the Internal Revenue Service.

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 33,761,916 and 36,796,512 were excluded from the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, respectively, because their effect is anti-dilutive.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 3. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective as follows:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

Reclassifications - Certain 2014 amounts have been reclassified to conform to the 2015 presentation with no impact on the total stockholders' deficit or net loss.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Furniture and fixtures	$20,966	$38,764
Computer equipment	21,761	64,305
Demonstration equipment	92,733	92,733
Office and lab equipment	282,840	223,666
Leasehold improvements	9,708	9,708
Property and equipment, gross	428,008	429,176
Less accumulated depreciation	276,523	364,625
Property and equipment, net	$151,485	$64,551

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2015	2014
Accrued expenses, other	$48,587	$19,445
Accrued warranty costs	91,531	91,531
	$140,118	$110,976

Note 6. Related Party Transactions

Timothy N. Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC ("Aegis"). Mr. Tangredi currently owns 52% of Aegis' outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. Pursuant to the second license, Aegis is required to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments ended on June 2, 2015.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $48,792 in the years ended December 31, 2015 and 2014, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2015 and 2014 of $1,321,958 and $1,292,410, respectively, included in accrued compensation and related benefits in the balance sheet.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015. See Note 10 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi's employment agreement.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

At December 31, 2014, the Company had accrued compensation due to its former general counsel, Mr. Tangredi's wife, for deferred salaries earned and unpaid equal to $400,772. Ms. Tangredi retired as of October 10, 2014. The Company agreed to pay her on a payment schedule over three years with (a) payments of $50,000 on October 17, 2014 and February 15, 2015, (b) 36 monthly payments ranging from $7,000 to $7,500 over three years and (c) a $50,772 lump-sum payment on October 17, 2017, if a balance remained. Under certain circumstances, such as completion of a financing, the Company agreed to make accelerated payments under the agreement. All amounts due to Ms. Tangredi were paid in the first half of 2015.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company's common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company's products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company's intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company's Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The deferred revenue for this Distribution Agreement was $49,167 as of December 31, 2014. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 and $833 for the years ended December 31, 2015 and 2014, respectively. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (see Note 11 Commitments and Contingencies).

At the end of December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower"). Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction will be unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder will be cancelled. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company's 2015 financial statements for the period December 1, 2015 through December 31, 2015 because the Company and the Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast. The December 31, 2015 balance sheet includes the investment in Synpower of $190,000 representing 1,000,000 shares issued at $.19 per share.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 7. Equity Transactions

Preferred Stock

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the "Class A Preferred Stock". There are no shares of Class A Preferred Stock currently issued by the Company. Any holder of the Class A Preferred Stock shall not be entitled to any dividends. Each share of Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class A Preferred Stock is convertible into common stock at a conversion price equal to 75% of the average closing price of the Company's common stock for the 30 trading days prior to the holder's election to convert. At December 31, 2015 and 2014, the Company's Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Common Stock

At December 31, 2014, the Company's Board of Directors had authorized 200,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors. In December 2014, the Company's board of directors approved an amendment of the Company's Amended and Restated Articles of Incorporation that increased the authorized number of the Company's shares of common stock to 240,000,000. The amendment was subject to stockholder approval which was obtained in February 2015.

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the "Investor"), pursuant to which the Company agreed to sell 37,500,000 shares of the Company's common stock, for $1,500,000, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company used the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais's products and strengthen the relationship between the Company and the Investor, the Investor agreed to form, and issue to the Company equity in, a subsidiary (the "Subsidiary") which will function as the manufacturer and master distributor. The Investor has formed the Subsidiary but has not issued the equity to Dais. The SPA also required the Company to appoint a director nominated by the Investor which was completed on October 3, 2015. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company's board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014. See Note 10 Commitments and Contingencies for a discussion of litigation related to the SPA and related distribution agreement.

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the "Purchasers"). Pursuant to the SPA, the Company sold 18,000,000 shares of the Company's common stock, $0.01 par value per share (the "Common Stock") for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18,000,000 shares after the Company received all funds in the first quarter of 2015.

The SPA also provided for the issuance of 20,333,334 shares of the Company's common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with the Company owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and the Company shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to the Company and the Purchasers.

On December 7, 2015, the Company amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10 million shares of the Company's common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by the Company. The Company will own greater than 51% of such subsidiary.

Note 8. Stock Options and Warrants

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

The following summarizes the information relating to outstanding stock options activity during 2015:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	21,531,416	$0.26	5.91	$-
Granted	2,240,000	0.30
Forfeited or expired	(2,409,300)	0.25
Outstanding at December 31, 2014	21,362,116	0.27	5.57	$1,579,657
Granted	250,000	0.19	8.97	$-
Exercised	(882,058)	0.11
Forfeited or expired	(1,515,000)	0.20
Outstanding at December 31, 2015	19,215,058	$0.28	4.89	$9,000
Exercisable at December 31, 2015	19,215,058	$0.28	4.89	$9,000

Stock compensation expense was $56,497 and $674,409 for the years ended December 31, 2015 and 2014, respectively. The average fair value of options granted at market during 2015 and 2014 was $0.19 and $0.29 per option, respectively. As of December 31, 2015, there was no of unrecognized employee stock-based compensation expense related to non vested stock options.

The following table represents the Company's non-vested share-based payment activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2013	605,140	$0.13
Granted	2,240,000	0.29
Forfeited	(2,477,916)	0.29
Vested	(188,057)	0.12
Nonvested options - December 31, 2014	179,167	0.11
Granted	-	-
Forfeited	(101,389)	0.13
Vested	(77,778)	0.12
Nonvested options - December 31, 2015	-	$-

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

Warrants

At December 31, 2015, the Company had outstanding warrants to purchase the Company's common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	7,000,000	0.22	$0.34
Warrants-Note Conversions	999,000	0.22	$0.25
Warrants-Stock Purchases	6,547,858	1.77	$0.36
Total	14,546,858

Note 9. Deferred Revenue

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

The Company has identified all of the deliverables under the Agreement and has determined significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement. The Company recognized license revenue of $119,678 in each of years ended December 31, 2015 and 2014. Deferred revenue for this agreement was $1,653,848 and $1,773,523 at December 31, 2015 and 2014, respectively. Royalties will be recognized as revenue when earned. The Company recognized royalty revenue of $119,822 and $60,000 in each of years ended December 31, 2015 and 2014.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

MG Energy entered into a sublicense with Multistack, LLC. For the years ended December 31, 2015 and 2014, Multistack LLC accounted for approximately 96% and 60% of sales revenue, respectively. At December 31, 2015 and 2014, amounts due from MultiStack were approximately 61% and 67% of total accounts receivable, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 6 Related Party Transactions. The deferred revenue for this Distribution Agreement was $49,167 as of December 31, 2014. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 and $833 for the years ended December 31, 2015 and 2014, respectively.

Note 10. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, the Company's President, Chief Executive Officer, and director, dated as of September 14, 2011. Mr. Tangredi's employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two year period and on each subsequent anniversary of the commencement date for an additional year. Mr. Tangredi's initial base salary is $200,000. Mr. Tangredi's base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in the Company's yearly revenue compared to the Company's prior fiscal year revenue; provided however any annual increase in Mr. Tangredi's base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi's base salary shall be at the sole discretion of the board of directors or compensation committee (if applicable). Additionally, at the discretion of the Company's board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the board of directors. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the board of directors, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

Under his employment agreement, in addition to any other compensation which he may receive, if the Company completes a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of the Company's common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a "cashless" exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

If Mr. Tangredi's employment is terminated for any reason, the Company's will be obligated to pay him his accrued but unpaid base salary, bonus and accrued vacation pay, and any unreimbursed expenses ("Accrued Sums").

In addition to any Accrued Sums owed, if Mr. Tangredi's employment is terminated by the Company in the event of his disability or without cause or by Mr. Tangredi for good reason, he shall be entitled to:

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

Years Ended December 31, 2015 and 2014

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

The employment agreement also contains customary covenants restricting the use of the Company's confidential information and solicitation of employees, which are similarly applicable to other executive officers. In addition the Company is obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with the Company, to advance indemnification expenses, and maintain his coverage under the Company's directors' and officers' liability insurance policy.

Under the employment agreement, the Company and Mr. Tangredi have agreed that the Company will retain an independent compensation consultant, which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the board of directors. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the employment agreement.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

Litigation

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company's results of operations for that period or future periods.

In the third quarter of 2015, the Company commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the "Shares") in connection with a Securities Purchase Agreement, dated January 21, 2014 ("Soex SPA"), and 3,750,000 shares issued to Zan Investment Advisory Limited ("Zan"), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on the Company's board pursuant to the provisions of the Soex SPA. Ms. Han resigned from the Board of Directors effective February 1, 2016.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of the Company's products in China. The Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

As reported in the Company's Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex Securities Purchase Agreement and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

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

As a result of the above, the Company terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, the Company has the right to enforce any obligation due to it by the Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither the Company nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

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

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). While we believe we have a strong case against Soex as a result of its breaches of the agreements with, we cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Note 11. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2015 and 2014. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2015	2014
Tax (benefit) at U.S. statutory rate	$(525,000)	$(610,000)
State income tax (benefit), net of federal benefit	(56,000)	(65,000)
Employee stock-based compensation	-	157,000
Other adjustments	(16,000)	(20,000)
Change in valuation allowance	597,000	538,000
	$-	$-

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2015 and 2014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets, current:
Allowance for doubtful accounts	$3,100	$2,200
Stock warrant consideration and other	118,800	118,800
Accrued shareholder interest	-	120,600
Deferred license revenue	49,800	81,700
Valuation allowance	(171,700)	(323,300)
	$-	$-

Deferred tax assets, noncurrent:
Deferred revenue	$661,600	$692,700
Depreciation	25,700	18,900
Accrued deferred compensation payable	493,800	636,100
Research and development credit	134,900	94,600
Stock compensation	105,300	84,000
Net operating loss carryforward	9,395,100	8,541,500
Valuation allowance	(10,816,400)	(10,067,800)
	$-	$-

As of December 31, 2015 and 2014, the Company had federal and state net operating loss carry-forwards totaling approximately $24,700,000 and $22,700,000, respectively, which expire through 2035. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2015 and 2014 because it is more likely than not that the Company will not be able to utilize these assets. The change in valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $597,000 and $538,000, respectively.

As of December 31, 2015, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2015. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Note 12. Subsequent Events

No material events have occurred after December 31, 2015 that require recognition or disclosure in the financial statements except as follows:

At the end of December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower"). Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction will be unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder will be cancelled. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company's 2015 financial statements for the period from December 1, 2015 through December 31, 2015 because the Company and the Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast.

