Form 10-Q
period 2016-03-31
DAIS ANALYTIC CORP
filed 2016-05-16
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-53554

DAIS ANALYTIC CORPORATION
(Exact name of Registrant as specified in its charter)

New York	14-1760865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11552 Prosperous Drive, Odessa, Florida	33556
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (727) 375-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 119,542,864 shares of the Registrant's $0.01 par value common stock outstanding as of May 13, 2016.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$382,055	$698,754
Accounts receivable, net	87,764	133,777
Other receivables	16,918	88,243
Inventory	106,461	94,911
Prepaid expenses	35,861	49,727
Investment in China Operating Company	-	190,000
Total current assets	629,059	1,255,412
Property and equipment, net	168,658	151,485
Other assets:
Deposits	4,780	4,280
Patents, net of accumulated amortization of $231,022 and $225,410 at March 31, 2016 and December 31, 2015, respectively	120,474	108,510
Total other assets	125,254	112,790
Total assets	$922,971	$1,519,687

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable, including related party payables of $10,677 and $8,212 at March 31, 2016 and December 31, 2015, respectively	$304,876	$295,734
Accrued expenses	109,766	140,118
Current portion of deferred revenue	119,678	119,678
Total current liabilities	534,320	555,530

Long-term liabilities:
Accrued compensation and related benefits	1,356,127	1,321,958
Deferred revenue, net of current portion	1,504,250	1,534,170
Total long-term liabilities	2,860,377	2,856,128
Total liabilities	3,394,697	3,411,658

Stockholders' deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 120,800,077 shares issued and 119,542,864 and 120,542,864 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1,208,001	1,208,001
Additional paid in capital	41,560,619	41,560,619
Accumulated deficit	(43,778,234)	(43,388,479)
	(1,009,614)	(619,859)
Treasury stock at cost, 1,257,213 and 257,213 shares at March 31, 2016 and December 31, 2015, respectively	(1,462,112)	(1,272,112)
Total stockholders' deficit	(2,471,726)	(1,891,971)
Total liabilities and stockholders' deficit	$922,971	$1,519,687

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue
Sales	$161,645	$314,028
Royalty and license fees	51,419	30,753
Total revenue	213,064	344,781

Cost of goods sold	110,501	252,944

Gross margin	102,563	91,837

Operating expenses
Research and development expenses, net	186,631	196,930
Selling, general and administrative expenses	337,885	323,238
Total operating expenses	524,516	520,168

Loss from operations	(421,953)	(428,331)

Other income (expense)
Other income	32,338	-
Interest expense	(242)	-
Interest income	102	1
Total other income (expense)	32,198	1

Net loss	$(389,755)	$(428,330)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	120,279,128	113,366,247

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common stock		Additional paid in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	deficit

Balance at December 31, 2015	120,800,077	$1,208,001	$41,560,619	$(43,388,479)	$(1,272,112)	$(1,891,971)

Treasury stock from investment in China operating company	-	-	-	-	(190,000)	(190,000)

Net loss	-	-	-	(389,755)	-	(389,755)

Balance at March 31, 2016	120,800,077	$1,208,001	$41,560,619	$(43,778,234)	$(1,462,112)	$(2,471,726)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(389,755)	$(428,330)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities
Depreciation and amortization	22,011	16,358
Stock based compensation expense	-	3,186
(Increase) decrease in:
Accounts receivable	46,013	11,924
Other receivables	71,325	(54,360)
Inventory	(11,550)	(1,752)
Prepaid expenses and other assets	13,366	(45,458)
Increase (decrease) in:
Accounts payable and accrued expenses	(21,210)	(412,638)
Accrued compensation and related benefits	34,169	8,639
Deferred revenue	(29,920)	(30,751)
Net cash used by operating activities	(265,551)	(933,182)

Cash flows from investing activities:
Patent expenditures	(17,576)	(9,461)
Purchase of property and equipment	(33,572)	(4,663)
Net cash used by investing activities	(51,148)	(14,124)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	-	550,040
Net cash provided by financing activities	-	550,040

Net decrease in cash and cash equivalents	(316,699)	(397,266)

Cash and cash equivalents, beginning of period	698,754	2,343,523
Cash and cash equivalents, end of period	$382,055	$1,946,257

Supplemental cash flow information:
Cash paid for interest	$242	$-
Non-cash financing activity:
Treasury stock from investment in China operating company	$(190,000)	-

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Background Information

Dais Analytic Corporation (the "Company"), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator ("ERV") (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. In addition to direct sales, the Company licenses its nano-structures polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a suppliers' failure to supply components in a timely manner, or to supply components that meet the Company's quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company's products and/or increase its unit costs of production. Certain of the components or the processes of the Company's suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

The Company's accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company's financial position, results of operations, stockholders' deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2016.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 2. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2016, the Company generated a net loss of $389,755 and the Company has incurred significant losses since inception. As of March 31, 2016, the Company has an accumulated deficit of $43,778,234 and a stockholders' deficit of $2,471,726 but positive working capital of $94,739 and cash and cash equivalents of $382,055. The Company used $265,551 and $933,182 of cash from operations during the three months ended March 31, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Any failure by the Company to timely procure additional financing or investment adequate to fund the ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on the Company's financial condition, results of operations and cash flows as could any unfavorable terms. There are no assurances the Company will be able to obtain the financing and planned product development commercialization. Accordingly, the Company may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2016 and 2015, (b) the financial position at March 31, 2016 and December 31, 2015, and (c) the cash flows for the three month periods ended March 31, 2016 and 2015, have been made.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Cash and cash equivalents – For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of the Company's ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,261 has been recorded at March 31, 2016 and December 31, 2015.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for uncollectibilty is necessary at March 31, 2016 and December 31, 2015.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2016 and December 31, 2015, the Company had $2,937 and $2,560 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2016 and December 31, 2015.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $16,399 and $10,407 for the three months ended March 31, 2016 and 2015, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,612 and $5,951 for the three months ended March 31, 2016 and 2015, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $24,000 per year for the next five years.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three months ended March 31, 2016 and 2015.

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

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $335,269 and $251,290 for the three months ended March 31, 2016 and 2015, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $148,638 and $54,360 for the three months ended March 31, 2016 and 2015, respectively.

Stock issuance costs – Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders' equity.

Common stock – The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company's ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2016 and December 31, 2015, which is included in accrued expenses on the balance sheet.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $21,500 and $0 for the three months ended March 31, 2016 and 2015, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $29,919 and $30,753 for the three months ended March 31, 2016 and 2015, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 605-25, "Revenue Recognition-Multiple-Element Arrangements." In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Financial instruments – The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 "Fair value Measurement and Disclosures" (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company does have any financial instruments carried at fair value. The respective carrying values of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued compensation and accrued expenses.

Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deducible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's 2012, 2013 and 2014 tax years remain open and subject to examination by the Internal Revenue Service.

Derivative Financial Instruments – The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 24,492,916 and 35,836,512 were excluded from the computation of diluted earnings per share at March 31, 2016 and 2015, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements – There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective as follows:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

Reclassifications – Certain 2015 amounts have been reclassified to conform to the 2016 presentation with no impact on total stockholders' deficit or net loss.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 4. Accrued Expenses

Accrued expenses consists of the following:

	March 31, 2016	December 31, 2015
Accrued expenses, other	$18,235	$48,587
Accrued warranty costs	91,531	91,531
	$109,766	$140,118

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended March 31, 2016 and 2015.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2016 and December 31, 2015 of $1,356,127 and $1,321,958, respectively, included in accrued compensation and related benefits in the balance sheet.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer, entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater than 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions (Continued)

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company's common stock, equal to approximately 31% of the Company's issued and outstanding shares of common stock as of March 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company's products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company's intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company's Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The deferred revenue for this Distribution Agreement was recognized as income upon the termination of the agreement in June 2015. The Company recognized license fee revenue of $0 and $833 for this Agreement during the three months ended March 31, 2016 and 2015, respectively. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (See Note 9 Litigation).

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the three months ended March 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company's financial statements for the period from December 1, 2015 through March 7, 2016 because the Company never had control of Synpower or Cast.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 6. Equity Transactions

Preferred Stock

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the "Class A Preferred Stock". There are no shares of Class A Preferred Stock currently issued by the Company. Any holder of Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class A Preferred Stock is convertible into common stock at a conversion price equal to 75% of the average closing price of the Company's common stock for the 30 trading days prior to the holder's election to convert.

Options

In June 2000, November 2009 and February 2015, the Company's Board of Directors adopted, and the shareholders approved, the 2000 Plan, 2009 Plan and 2015 Plan, respectively (together the "Plans"). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company's Board of Directors approved and made available 11,093,886, 15,000,000 and 10,000,000 shares of common stock to be issued pursuant to the 2000 Plan, 2009 Plan and 2015 Plan, respectively. The Plans permit grants of options to purchase common shares authorized and approved by the Company's Board of Directors.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 6. Equity Transactions (Continued)

The following table summarizes the information relating to outstanding stock option activity during 2016:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	19,215,058	$0.28	4.89	$9,000
Granted	-	-	-	-
Forfeited/expired	(1,270,000)	$0.29	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2016	17,945,058	$0.28	4.97	$23,000

Exercisable at March 31, 2016	17,945,058	$0.28	4.97	$23,000

Stock compensation expense was $0 and $3,186 for the three months ended March 31, 2016 and 2015, respectively. No shares were granted or vested during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At March 31, 2016, the Company had outstanding warrants to purchase the Company's common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

	Remaining Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price

Stock Purchases	6,547,858	1.52	$0.36

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

The Company has identified all off the deliverables under the Agreement and has determined the significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement was treated as an advance payment and is being recognized over the performance period of the supply agreement. The Company recognized license revenue of $29,919 in each of the three months ended March 31, 2016 and 2015. Deferred revenue for this agreement was $1,623,928 and $1,653,848 at March 31, 2016 and December 31, 2015, respectively. Royalties are recognized as revenue when earned. The Company recognized royalty revenue of $21,500 and $0 for the three months ended March 31, 2016 and 2015, respectively.

MG Energy entered into a sublicense with Multistack, LLC. For the three months ended March 31, 2016 and 2015, Multistack LLC and Dais (Beijing) New Energy Technology Co., Ltd. accounted for approximately 78% and 20% and 90% and 1% of the Company's sales revenue, respectively. At March 31, 2016 and December 31, 2015, amounts due from Multistack were approximately 85% and 61%, of total accounts receivable, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 5 Related Party Transactions. The deferred revenue for this Distribution Agreement was $49,167 as of December 31, 2014. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $0 and $834 for this Agreement during the three months ended March 31, 2016 and 2015, respectively.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 8. Securities Purchase Agreement

On December 15, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the "Purchasers"). Pursuant to the SPA, the Company sold 18,000,000 shares of the Company's common stock, $0.01 par value per share for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18,000,000 shares after the Company received all funds in the first quarter of 2015.

The SPA also provided for the issuance of 20,333,334 shares of the Company's common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with the Company owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and the Company shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to the Company and the Purchasers. On December 7, 2015, the Company amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10,000,000 shares of the Company's common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by the Company. The Company will own greater than 51% of such subsidiary. The parties are currently negotiating sales contracts.

Note 9. Litigation

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

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of the Company's products in China as discussed in Note 5. The Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 9. Litigation (Continued)

As reported in the Company's Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex Securities Purchase Agreement and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex's failure to make a $225,000 payment to the Company for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the "Payment Date").

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

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case#: 8:15-cv-02362-MSS-EAJ). While the Company believes it has a strong case against Soex as a result of its breaches of the agreements, the Company cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

The Quarterly Report on Form 10-Q includes forward-looking statements identified by the use of words such as "may", "should", "expect", "anticipate", "estimate", "believe", "intend" or "project" and similar expressions or the negative of these words or other variation on these words or comparable terminology. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this Form 10-Q as well as in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. There can be no assurance that the forward-looking statements contained in this Quarterly Report will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

Overview

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called AqualyteTM. The first commercial product is called ConsERVTM, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of Heating, Ventilation and Air Conditioning (HVAC) equipment. We are developing other nano-structured polymer technology applications including (i) NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water and (ii) NanoAirTM, a water based no fluorocarbon refrigerant dehumidification, humidification, heating and cooling system. We believe our nano-structured polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

NanoClearTM Product Development and Initial Product Commercialization

To expand our product offerings, we began accepting orders for delivery of our first NanoClear™ product targeted to be used in the multi-billion dollar industrial wastewater cleanup market. We initially built a NanoClearTM water cleaning system demonstration unit in June 2015 that is functional in Beijing, China. The unit is designed to showcase our AqualyteTM based nanomaterial and engineered process to potential partners, key influencers, and consumers. This demonstration unit, with our other activities is building recognition and demand for NanoClearTM. In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California's water crisis and recent lead issues plaguing many U.S. cities, schools and homes. We are working with companies in China using the NanoClearTM demonstration unit and in the U.S. using a pilot plant in Odessa, FL to begin commercial sales in the second quarter of 2016 of the first NanoClearTM product called M2 – a membrane evaporator. If we are successful, we believe that we will begin to generate significant revenues from the sales of NanoClearTM products in China, the U.S. and then worldwide.

Shipments of Products to New Markets; New Manufacturing in China

In 2016, we began shipments and sales of ConsERV™ cores to Israel and continued our shipments of ConsERV™ cores in China. We are also speaking with several companies in the European Union interested in buying and distributing ConsERV™ cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERV™ cores using Aqualyte™ membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV™ systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

Business and Infrastructure Development in China

In April 2015, we participated as a delegation member of the Official Presidential Business Development Trade Mission to China which has historically been sponsored jointly by the U.S. Department of Commerce and U.S. Department of Energy. We were selected along with major U.S.-based companies including Alcoa, General Electric, Honeywell, Lockheed Martin, and others, due to a commitment to developing and commercializing technologies focused on energy efficiency and sustainability. We continue to work on collaborative opportunities with a number of different sized private firms and Chinese state-owned enterprises interested in our energy and water products with an expectation that such collaboration will yield solid long-term revenue generating relationships, especially for NanoClearTM products.

In November 2015, along with the U.S. Department of Commerce, we held two one day seminars in key China cities to introduce targeted client to ConsERVTM. The clients ranged from local province government rule setting bodies to design institute leaders, to HVAC distributors, to sophisticated end users. We continue to work with the most interested parties from these two event to create relationships that generate product sales of ConsERVTM product. We believe these activities, those coming from participating in the Presidential Trade Mission, and the buildup of in-country manufacturing infrastructure will drive China ConsERVTM revenues to new heights in 2016 and beyond.

NanoClearTM Funding to Continue Research

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClearTM water cleaning technology for military use. The NanoClearTM funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClearTM's applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2016.

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy ("DOE") to further commercialize the Heating, Ventilation, and Air-Conditioning ("HVAC") membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1,500,000 of which we will receive $700,000. The project will build and test a full size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 90 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Introduction of New Version of AqualyteTM Membrane Technology

We are preparing to release Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nano material. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the ConsERVTM or NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilator (ERV), and NanoClearTM, a high-performance contaminated water clearing process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material "Aqualyte" TM.

Products

AqualyteTM Membrane

AqualyteTM membrane is the foundation of our product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

Currently, one vendor creates the final membrane form of AqualyteTM used in ConsERVTM and NanoClearTM. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above, we are working on this project to lower our exposure as well as our costs.

ConsERVTM

We continue widening the channels of commercialization for the ConsERVTM product. ConsERVTM is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERVTM generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nano-technology polymer which has been formed into a full enthalpy heat exchanger core. The nano-technology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the "core" removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the "core" transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

In addition to applications in the residential, commercial and industrial building market, we have been working with a major European automotive firm to bring the benefits of ConsERVTM to the transportation market. Initial testing has been very encouraging.

Our ConsERVTM product has been the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERVTM maintains an industry leading position in the management of latent heat.

NanoClearTM – Water Treatment

We are commercially introducing the first NanoClearTM application which will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption in the second quarter of 2015. We constructed a pilot plant, commissioned in May 2013 that is installed at a local county waste water treatment facility. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us are forming the next generation of AqualyteTM based membrane evaporators which we are targeting to be the initial commercial product for NanoClearTM introduced in 2016.

We worked with partners at Dais Beijing, China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Services (CRAES) to build and commission a sales demonstration tool for NanoClearTM located in Beijing. This self-contained unit entered operation in the second quarter of 2016 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClearTM system. Follow up activity is ongoing to build a much larger pilot installation featuring the next-generation M2 membrane evaporator as it enters service in the second half of 2016. This system is expected to be located at an industrial partner's location in or near Beijing, where it will demonstrate continuous treatment of an actual customer's wastewater with a commercially viable product that will be offered for sale.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat air in cold weather. This NanoAirTM application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification and dehumidification operation of this evolving product. The NanoAirTM product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency – Energy (ARPA-E) branch of the U.S. Department of Energy ("DOE") to develop an energy-efficient dehumidification system using AqualyteTM polymer membranes to selectively transfer moisture. The award provided up to $800,000 in federal funding to us, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. The second award provided up to $700,000 in federal funding to us from the Building Technology Office ("BTO") of the Office of Energy Efficiency and Renewable Energy ("EERE"), provided we contributed a 30% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goals of showing a membrane dehumidifier which met project targets and are currently working with select potential original equipment manufacturers and the DOE to produce a 7.5 ton roof-top unit and moving NanoAirTM to commercialization and revenue generation. Independently, BTO engaged Navigant Consulting to evaluate 17 alternative HVAC technologies beyond the traditional vapor compression systems. The Navigant study, "Energy Savings Potential and RD&D Opportunities for Non-Vapor-Compression HVAC Technologies", was released in March 2014 and ranked NanoAirTM membrane heat pump technology with a composite score of 4.35 on a scale of 0 – 5, one of only two technologies to exceed the 4.0 threshold marking the technology as "Most Promising".

PolyCoolTM

PolyCoolTM is a cooling tower system where initial testing has shown it has the potential to be an effective way to keep cooling systems from spreading harmful bacteria such as Legionella. The cooling water is separated from the air stream by a solid AqualyteTM nanotechnology membrane that establishes a selective barrier allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system similar to dry cooling technology, reducing the likelihood of dangerous germs and viruses such as Legionella becoming airborne. PolyCoolTM systems use less energy than a conventional cooling tower, use less water, and create less of a risk for disease.

NanoCapTM

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as an electrical charge in a device with projected increases in energy density, endurance and usefulness relative to traditional battery technology called NanoCapTM . We project the key applications for such a device would be in transportation and/or grid energy storage. We have focused our resources on revenue producing items or uses closer to producing revenue and have not invested significant resources to date in the development of this application beyond the prototype stage. We are seeking a strategic partner for this application who has the requisite skills to complement our nanomaterial expertise in addition to having access to distribution.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon known functionality of our materials and processes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2016	2015
Revenue
Sales	$161,645	$314,028
Royalty and license fees	51,419	30,753
Total revenue	213,064	344,781

Cost of goods sold	110,501	252,944

Gross margin	102,563	91,837

Operating expenses
Research and development expenses, net	186,631	196,930
Selling, general and administrative expenses	337,885	323,238
Total operating expenses	524,516	520,168

Loss from operations	(421,953)	(428,331)

Other income (expense)
Other income	32,338	-
Interest expense	(242)	-
Interest income	102	(1)
Total other income (expense)	32,198	(1)

Net loss	$(389,755)	$(428,330)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores and AqualyteTM membrane. Revenues in the three months ended March 31, 2016 and 2015 were primarily from the sales on ConsERVTM cores to Multistack. Product sales were $161,645 and $314,028 for the three months ended March 31, 2016 and 2015, a decrease of $152,383 or 49%, due to a lower number of ConsERVTM cores sold in 2016. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur in the latter part of 2016. Revenues from royalty and license fees were $51,419 and $30,753 for the three months ended March 31, 2016 and 2015, an increase of $20,666 or 67%, primarily due to the recognition of royalties earned from MultiStack.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM products. Cost of goods sold were $110,501 and $252,944 for the three months ended March 31, 2016 and 2015, a decrease of $142,443 or 56%. This reflects the decrease in product sales.

We are dependent upon third parties to manufacture the key components needed for our nano-structured based materials and some portion of value added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or our technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of our products and/or increase our unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

Gross margin

Gross margin was 48% and 27% for the three months ended March 31, 2016 and 2015, an increase of 21% due the sale of products with a lower per unit cost to build and an increase in royalties earned in 2016.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $335,269 and $251,290 for the three months ended March 31, 2016 and 2015, an increase of $83,979 or 33%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $148,638 and $54,360 for three months ended March 31, 2016 and 2015, an increase of $94,278 or 173%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $337,885 and $323,238 for the three months ended March 31, 2016 and 2015, an increase of $14,647or 5%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERVTM and NanoClearTM products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

•	The issuance and recognition of expenses related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price; and

•

Additional expenses as a result of being an SEC reporting company, including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses.

The increase in selling, general and administrative expenses for the three months ended March 31, 2016 compared to the same period in 2015 resulted primarily from higher payroll and insurance costs offset by lower professional fees and shareholder meeting related costs.

Net Loss

Net loss for the three months ended March 31, 2016 was $389,755 compared to a net loss of $428,330 for the three months ended March 31, 2015. The lower loss in the three months ended March 31, 2016 was a result of higher gross margin and other income.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2016, we generated a net loss of $389,755 and have incurred significant losses since inception. As of March 31, 2016, we have an accumulated deficit of $43,778,234 and a stockholders' deficit of $2,471,726 but positive working capital of $94,739 and cash and cash equivalents of $382,055. We used $265,551 and $933,182 of cash from operations during the three months ended March 31, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

1.	We are holding preliminary discussions with parties who are interested in licensing, purchasing the rights to or establishing a joint venture to commercialize applications of our technology.

2.

We are seeking growth capital from certain strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products.

3.	We are holding discussions with investors and investment banks to obtain debt and/or equity financing.

Management believes that our current cash position and our ability to obtain additional sources of cash flow given the structural growth in 2015 in manufacturing and newer products both in ConsERVTM (newer core types, move into complete ERV systems in China) and NanoClearTM (M2) is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

Any failure by us to timely procure additional financing or investment adequate to fund the ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms. There are no assurances we will be able to obtain the financing and planned product development commercialization. Accordingly, we may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2016 were $382,055 compared to $698,754 as of December 31, 2015. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $265,551 for the three months ended March 31, 2016 compared to $933,182 for the same period in 2015. The decrease in net cash used was primarily due to amounts repaid to related parties in 2015 and the timing of grant activities.

Net cash used by investing activities was $51,148 for the three months ended March 31, 2016 compared to $14,124 for the same period in 2015, driven by increased spending on capital items.

Net cash provided by financing activities was $0 for the three months ended March 31, 2016 compared to $550,040 for the same period in 2015. The difference is the timing of receipt of cash for sales of common stock.

Financing and Capital Transactions

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of March 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part II, Item I, Legal Proceedings).

On December 15, 2014, we entered into a Securities Purchase Agreement (the "SPA") with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the "Purchasers"). Pursuant to the SPA, we sold 18,000,000 shares of our common stock, $0.01 par value per share for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18,000,000 shares after we received all funds in the first quarter of 2015.

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

On December 7, 2015, we amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10,000,000 shares of our common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by us. We will own greater than 51% of such subsidiary. The parties are currently negotiating sales contracts.

In December 2015, we reported that we had entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, we purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). Our plan was to use Cast for our manufacturing and distribution operations in China. On March 7, 2016, we and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for us. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, we will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to us and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, we reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the three months ended March 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with our financial statements for the period from December 1, 2015 through March 7, 2016 because we never had control of Synpower or Cast.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

During our most recent quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Financial Statements––Note 9. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_______________

**XBRL (Extension Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 16, 2016	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Judith M. Aldrovandi
Judith M. Aldrovandi
Controller and Treasurer
(Principal Financial and Accounting Officer)

