Form 10-Q
period 2016-06-30
DAIS ANALYTIC CORP
filed 2016-08-11
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

There were 119,542,864 shares of the Registrant's $0.01 par value common stock outstanding as of August 10, 2016.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$185,514	$698,754
Accounts receivable, net	73,403	133,777
Other receivables	137,448	88,243
Inventory	95,821	94,911
Prepaid expenses	30,556	49,727
Investment in China Operating Company	-	190,000
Total current assets	522,742	1,255,412
Property and equipment, net	152,055	151,485
Other assets:
Deposits	4,780	4,280
Patents, net of accumulated amortization of $235,468 and $225,410 at June 30, 2016 and December 31, 2015, respectively	110,194	108,510
Total other assets	114,974	112,790
Total assets	$789,771	$1,519,687

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable, including related party payables of $24,215 and $8,212 at June 30, 2016 and December 31, 2015, respectively	$283,298	$295,734
Accrued expenses and customer deposits	164,827	140,118
Debt due related party	150,000	-
Current portion of deferred revenue	119,678	119,678
Total current liabilities	717,803	555,530

Long-term liabilities:
Accrued compensation and related benefits	1,449,296	1,321,958
Deferred revenue, net of current portion	1,474,331	1,534,170
Total long-term liabilities	2,923,627	2,856,128
Total liabilities	3,641,430	3,411,658

Stockholders' deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 120,800,077 shares issued; 119,542,864 and 120,542,864 shares outstanding at June 30, 2016 and December 31, 2015, respectively	1,208,001	1,208,001
Additional paid in capital	41,723,913	41,560,619
Accumulated deficit	(44,321,461)	(43,388,479)
	(1,389,547)	(619,859)
Treasury stock at cost, 1,257,213 and 257,213 shares at June 30, 2016 and December 31, 2015, respectively	(1,462,112)	(1,272,112)
Total stockholders' deficit	(2,851,659)	(1,891,971)
Total liabilities and stockholders' deficit	$789,771	$1,519,687

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Sales	$202,264	$304,690	$363,908	$618,718
Royalty and license fees	51,419	98,173	102,839	128,917
Total revenue	253,683	402,863	466,747	747,635

Cost of goods sold	184,092	152,269	294,593	405,214

Gross margin	69,591	250,594	172,154	342,421

Operating expenses
Research and development expenses, net	90,980	216,602	277,611	413,533
Selling, general and administrative expenses	520,921	453,036	858,806	776,896
Total operating expenses	611,901	669,638	1,136,417	1,190,429

Loss from operations	(542,310)	(419,044)	(964,263)	(848,008)

Other income (expense)
Other income	-	10	32,338	10
Gain on extinguishment of liabilities	-	50,165	-	50,789
Interest expense	(951)	(168)	(1,192)	(168)
Interest income	33	379	135	380
Total other income (expense)	(918)	50,386	31,281	51,011

Net loss	$(543,228)	$(368,658)	$(932,982)	$(796,997)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	119,542,864	119,551,062	119,910,996	116,458,655

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Common stock		Additional paid in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	deficit

Balance at December 31, 2015	120,800,077	$1,208,001	$41,560,619	$(43,388,479)	$(1,272,112)	$(1,891,971)
Stock based compensation	-	-	163,294	-	-	163,294
Treasury stock from investment in China operating company	-	-	-	-	(190,000)	(190,000)
Net loss	-	-	-	(932,982)	-	(932,982)
Balance at June 30, 2016	120,800,077	$1,208,001	$41,723,913	$(44,321,461)	$(1,462,112)	$(2,851,659)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(932,982)	$(796,997)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities
Depreciation and amortization	43,059	31,633
Stock based compensation expense	163,294	6,375
(Increase) decrease in:
Accounts receivable	60,374	13,937
Other receivables	(49,205)	(95,995)
Inventory	(910)	(581)
Prepaid expenses and other assets	18,671	(77,764)
Increase (decrease) in:
Accounts payable and accrued expenses	12,273	(467,446)
Accrued compensation and related benefits	127,338	37,832
Deferred revenue	(59,839)	(109,004)
Net cash used by operating activities	(617,927)	(1,458,010)

Cash flows from investing activities:
Patent expenditures	(11,741)	(9,461)
Purchase of property and equipment	(33,572)	(4,663)
Net cash used by investing activities	(45,313)	(14,124)

Cash flows from financing activities:
Proceeds from related party loan	150,000	-
Issuance of common stock, net of offering costs	-	550,040
Net cash provided by financing activities	150,000	550,040

Net decrease in cash and cash equivalents	(513,240)	(922,094)

Cash and cash equivalents, beginning of period	698,754	2,343,523
Cash and cash equivalents, end of period	$185,514	$1,421,429

Supplemental cash flow information:
Cash paid for interest	$1,192	$168
Non-cash financing activity:
Treasury stock from investment in China operating company	$(190,000)	-
Cashless exercise of stock options	-	$3,025
Issuance of common stock for satisfaction of payables	-	$2,199,960

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Background Information

Dais Analytic Corporation (the "Company"), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator ("ERV") (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClear™, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nano-structures polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2016.

Note 2. Going Concern and Management's Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2016, the Company generated a net loss of $932,982 and the Company has incurred significant losses since inception. As of June 30, 2016, the Company had an accumulated deficit of $44,321,461, a stockholders' deficit of $2,851,659 and cash and cash equivalents of $185,514. The Company used $617,927 and $1,458,010 of cash from operations during the six months ended June 30, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2016 and 2015, (b) the financial position at June 30, 2016 and December 31, 2015, and (c) the cash flows for the six month periods ended June 30, 2016 and 2015, have been made.

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

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of the Company's ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,261 was recorded at June 30, 2016 and December 31, 2015.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for uncollectibilty is necessary at June 30, 2016 and December 31, 2015.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2016 and December 31, 2015, the Company had $1,382 and $2,560 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2016 and December 31, 2015.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $16,603 and $9,323 for the three months ended and $33,002 and $19,731 for the six months ended June 30, 2016 and 2015, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $4,447 and $5,951 for the three months ended and $10,057 and $11,902 for the six months ended June 30, 2016 and 2015, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $24,000 per year for the next five years.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and six months ended June 30, 2016 and 2015.

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

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $252,997 and $239,933 for the three months ended and $588,266 and $491,224 for the six months ended June 30, 2016 and 2015, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $162,017 and $23,331 for the three months ended and $310,655 and $77,691 for the six months ended June 30, 2016 and 2015, respectively.

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

In certain instances, the Company's ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2016 and December 31, 2015, which is included in accrued expenses on the accompanying balance sheets.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $21,500 and $19,920 for the three months ended and $43,000 and $19,920 for the six months ended June 30, 2016 and 2015, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $29,919 and $78,253 for the three months ended and $59,839 and $108,997 for the six months ended June 30, 2016 and 2015, respectively.

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

Derivative Financial Instruments– The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 25,790,416 and 34,820,454 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015, respectively, because their effect is anti-dilutive.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued expenses, other	$55,326	$48,587
Accrued warranty costs	91,531	91,531
Customer deposits	17,970	-
	$164,827	$140,118

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $24,396 in each of the six months ended June 30, 2016 and 2015, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2016 and December 31, 2015 of $1,407,296 and $1,321,958, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement ("Security Agreement") with Patricia Tangredi (the "Holder") pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the "Note"). Ms. Tangredi is the wife of Timothy Tangredi, the Company's CEO and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. The Company is using the proceeds of the Note for working capital purposes.

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the six months ended June 30, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company's financial statements for the period from December 1, 2015 through March 7, 2016 because the Company never had control of Synpower or Cast.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions (Continued)

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company's common stock, equal to approximately 31% of the Company's issued and outstanding shares of common stock as of June 30, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company's products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company's intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company's Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The deferred revenue for this Distribution Agreement was recognized as income upon the termination of the agreement in June 2015. The Company recognized license fee revenue of $0 and $48,334 for this Agreement during the three months ended and $0 and $49,167 for the six months ended June 30, 2016 and 2015, respectively. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (See Note 9 Litigation).

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

In the six months ended June 30, 2016, there were 2,340,000 options granted and no options exercised. In the six months ended June 30, 2015, there were no options granted and 596,058 options exercised.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 6. Equity Transactions (Continued)

The following table summarizes the information relating to outstanding stock option activity during 2016:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	19,215,058	$0.28	4.89	$9,000
Granted	2,340,000	$0.07	9.79	$132,000
Forfeited/expired	(1,350,000)	$0.29	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2016	20,205,058	$0.25	5.24	$140,000

Exercisable at June 30, 2016	20,205,058	$0.25	5.24	$140,000

Stock compensation expense was $163,294 and $3,188 and $163,294 and $6,375 for the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, there was $0 and $2,833, respectively, of unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At June 30, 2016, the Company had outstanding warrants to purchase the Company's common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

	Remaining Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price

Stock Purchases	5,585,358	1.52	$0.34

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 7. Deferred Revenue

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company ("MG Energy"), entered into a License and Supply Agreement (the "Agreement"), effective October 26, 2012. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to MG Energy, for use in the manufacture and sale of energy recovery ventilators ("ERV") and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy's use, pursuant to the terms and conditions of the Agreement. MG Energy also pays royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement expires upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all off the deliverables under the Agreement and has determined the significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement was treated as an advance payment and is being recognized over the performance period of the supply agreement. The Company recognized license revenue of $29,919 and $59,838 in each of the three and six months ended June 30, 2016 and 2015, respectively. Deferred revenue for this agreement was $1,594,009 and $1,653,848 at June 30, 2016 and December 31, 2015, respectively.

MG Energy entered into a sublicense with Multistack, LLC. Multistack LLC, Beijing Guocheng Ruitai Science & Technology and Dais (Beijing) New Energy Technology Co., Ltd. accounted for approximately 68%, 15% and 11% of the Company's sales revenue for the three months ended June 30, 2016, respectively. Multistack accounted for 95% of the Company's sales revenue for the three months ended June 30, 2015. Multistack LLC and Dais (Beijing) New Energy Technology Co., Ltd. accounted for approximately 72% and 15% and 97% and 0% of the Company's sales revenue for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, amounts due from Multistack were approximately 90% and 61%, of total accounts receivable, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 5 Related Party Transactions. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $0 and $48,334 and for this Agreement during the three months ended and $0 and $49,167 for the six months ended June 30, 2016 and 2015, respectively.

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

Note 9. Litigation

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company's results of operations for that period or future periods.

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

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of the Company's products in China as discussed in Note 5 Related Party Transactions. The Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As reported in the Company's Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex Securities Purchase Agreement and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in the state court of Florida against Soex and Zan.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 9. Litigation (Continued)

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

As a result of the above, the Company terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, the Company has the right to enforce any obligation due to it by Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to the Company 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither the Company nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

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

This Quarterly Report on Form 10-Q includes forward-looking statements identified by the use of words such as "may", "should", "expect", "anticipate", "estimate", "believe", "intend" or "project" and similar expressions or the negative of these words or other variation on these words or comparable terminology. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this Form 10-Q as well as in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. There can be no assurance that the forward-looking statements contained in this Quarterly Report will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

Overview

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called Aqualyte™. The first commercial product is called ConsERV™, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClear™, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We are developing other nano-structured polymer technology applications including NanoAir™, a water based no fluorocarbon refrigerant dehumidification, humidification, heating and cooling system. We believe our nano-structured polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

NanoClearTM Product Development and Initial Product Commercialization

To expand our product offerings, we began accepting orders for delivery of our first NanoClear™ product targeted to be used in the multi-billion dollar industrial wastewater cleanup market. We initially built a NanoClear™ water cleaning system demonstration unit in June 2015 that is functional in Beijing, China. The unit is designed to showcase our Aqualyte™based nanomaterial and engineered process to potential partners, key influencers, and consumers. This demonstration unit, with our other activities is building recognition and demand for NanoClear™. In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California's water crisis and recent lead issues plaguing many U.S. cities, schools and homes. We are working with companies in China using the NanoClear™ demonstration unit and in the U.S. using a pilot plant in Odessa, FL to begin commercial sales in the second quarter of 2016 of the first NanoClear™ product called M2 – a membrane evaporator. If we are successful, we believe that we will begin to generate significant revenues from the sales of NanoClear™ products in China, the U.S. and then worldwide, including sales to Europe and India.

Through July 2016, the Company shipped four orders of its products to customers focused on bringing on-line cost effective industrial waste water treatment systems to China. The Company's sales plan is to generate significant revenues from the sales of NanoClear™ products in China, then the U.S. and then worldwide, including sales to Europe and India. According to the Company's NanoClear™ sales opportunities projections, revenues generated by the sales of NanoClear™ products are expected to be greater than those of ConsERV™ in 2017.

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

Business and Infrastructure Development in China

In April 2015, we participated as a delegation member of the Official Presidential Business Development Trade Mission to China which has historically been sponsored jointly by the U.S. Department of Commerce and U.S. Department of Energy. We were selected along with major U.S.-based companies including Alcoa, General Electric, Honeywell, Lockheed Martin, and others, due to a commitment to developing and commercializing technologies focused on energy efficiency and sustainability. We continue to work on collaborative opportunities with a number of different sized private firms and Chinese state-owned enterprises interested in our energy and water products with an expectation that such collaboration will yield solid long-term revenue generating relationships, especially for NanoClear™ products.

In November 2015, along with the U.S. Department of Commerce, we held two one day seminars in key China cities to introduce targeted clients to ConsERV™. The clients ranged from local province government rule setting bodies to design institute leaders, to HVAC distributors, to sophisticated end users. We continue to work with the most interested parties from these two events to create relationships that generate product sales of the ConsERV™ product. We believe these activities, those from participating in the Presidential Trade Mission, and the buildup of in-country manufacturing infrastructure will drive China ConsERV™ revenues to new heights in 2016 and beyond.

NanoClearTM Funding to Continue Research

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear™ water cleaning technology for military use. The NanoClear™ funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte™ membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear™'s applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2016.

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

Introduction of New Version of AqualyteTM Membrane Technology

We are preparing to release Version 4 (V4) of our Aqualyte™ material by adding features and improving the manufacturability of the nano material. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow Aqualyte™ to serve a wider variety of uses in the ConsERV™ and NanoClear™ target markets. Aqualyte™ is the underlying technology for our family of products, including ConsERV™, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClear™, a high-performance contaminated water clearing process. Aqualyte™ represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the Aqualyte™ technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV™ and NanoClear™ that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material "Aqualyte"™.

Products

AqualyteTM Membrane

Aqualyte™ membrane is the foundation of our product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

Currently, one vendor creates the final membrane form of Aqualyte™ used in ConsERV™ and NanoClear™. We have not sought additional vendors for this component. However, we have identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above, we are working on this project to lower our exposure as well as our costs.

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

NanoClearTM – Water Treatment

We are commercially introducing the first NanoClear™ application which will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed a pilot plant, commissioned in May 2013 that is installed at a local county waste water treatment facility. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The evolving NanoClear™ product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company's primary focus. This includes higher salt concentrations and low pH waste streams. The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us formed this generation of Aqualyte™ based membrane evaporators.

We worked with partners at Dais Beijing, China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Services (CRAES) to build and commission a sales demonstration tool for NanoClear™ located in Beijing. This self-contained unit entered operation in the second quarter of 2016 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClear™ system. Follow up activity is ongoing to build a much larger pilot installation featuring the next-generation M2 membrane evaporator as it enters service in the second half of 2016. This system is expected to be located at an industrial partner's location in or near Beijing, where it will demonstrate continuous treatment of an actual customer's wastewater with a commercially viable product that will be offered for sale.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat air in cold weather. This NanoAir™ application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification and dehumidification operation of this evolving product. The NanoAir™ product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency – Energy (ARPA-E) branch of the U.S. Department of Energy ("DOE") to develop an energy-efficient dehumidification system using Aqualyte™ polymer membranes to selectively transfer moisture. The award provided up to $800,000 in federal funding to us, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. The second award provided up to $700,000 in federal funding to us from the Building Technology Office ("BTO") of the Office of Energy Efficiency and Renewable Energy ("EERE"), provided we contributed a 30% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goals of showing a membrane dehumidifier which met project targets and are currently working with select potential original equipment manufacturers and the DOE to produce a 7.5 ton roof-top unit and moving NanoAir™ to commercialization and revenue generation. Independently, BTO engaged Navigant Consulting to evaluate 17 alternative HVAC technologies beyond the traditional vapor compression systems. The Navigant study, "Energy Savings Potential and RD&D Opportunities for Non-Vapor-Compression HVAC Technologies", was released in March 2014 and ranked NanoAir™ membrane heat pump technology with a composite score of 4.35 on a scale of 0 – 5, one of only two technologies to exceed the 4.0 threshold marking the technology as "Most Promising".

PolyCoolTM

PolyCool™ is a cooling tower system offering strategic advantages over existing systems. Initial testing has shown it to be an effective way to keep cooling systems from spreading harmful bacteria such as Legionella. The cooling water is separated from the air stream by a solid Aqualyte™ nanotechnology membrane that establishes a selective barrier allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system similar to dry cooling technology, reducing the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today's existing cooling towers while keeping all of the benefits of isolating the evaporative vapor stream from the circulating hot water. PolyCool™ systems use less energy than a conventional cooling tower, use less water, and create less of a risk for spreading disease.

NanoCapTM

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as an electrical charge in a device with projected increases in energy density, endurance and usefulness relative to traditional battery technology called NanoCap™ . We project the key applications for such a device would be in transportation and/or grid energy storage. We have focused our resources on revenue producing items or uses closer to producing revenue and have not invested significant resources to date in the development of this application beyond the prototype stage. We are seeking a strategic partner for this application who has the requisite skills to complement our nanomaterial expertise in addition to having access to distribution.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon known functionality of our materials and processes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended June 30,
	2016	2015

Revenue
Sales	$202,264	$304,690
Royalty and license fees	51,419	98,173
Total revenue	253,683	402,863

Cost of goods sold	184,092	152,269

Gross margin	69,591	250,594

Operating expenses
Research and development expenses, net	90,980	216,602
Selling, general and administrative expenses	520,921	453,036
Total operating expenses	611,901	669,638

Loss from operations	(542,310)	(419,044)

Other income (expense)
Other income	-	10
Gain on extinguishment of liabilities	-	50,165
Interest expense	(951)	(168)
Interest income	33	379
Total other income (expense)	(918)	50,386

Net loss	$(543,228)	$(368,658)

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and, beginning in the second quarter of 2016, NanoClear™ evaporators. Product sales were $202,264 and $304,690 for the three months ended June 30, 2016 and 2015, a decrease of $102,426 or 34%. The decrease in product sales resulted from a 39% decrease in ConsERV™ sales in 2016 offset by new sales of NanoClear evaporators. Revenues from royalty and license fees were $51,419 and $98,173 for the three months ended June 30, 2016 and 2015, a decrease of $46,754 or 48%, primarily due to the recognition of license fees in 2015 related to the termination of the Distribution Agreement with Soex described below.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ cores and NanoClear™ evaporators. Cost of goods sold were $184,092 and $152,269 for the three months ended June 30, 2016 and 2015, an increase of $31,823 or 21%. This reflects the increased costs of producing the new NanoClear™ evaporators as well as higher ConsERV™ costs.

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

Gross margin

Gross margin was 27% and 62% for the three months ended June 30, 2016 and 2015, a decrease of 35% due the increased cost of goods sold and the reduction of license fee revenue in the three months ended June 30, 2016.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $252,997 and $239,933 for the three months ended June 30, 2016 and 2015, an increase of $13,064 or 5%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $162,017 and $23,331 for three months ended June 30, 2016 and 2015, an increase of $138,686 or 594%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $520,921 and $453,036 for the three months ended June 30, 2016 and 2015, an increase of $67,885 or 15%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV™ and NanoClear™ products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

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

The increase in selling, general and administrative expenses for the three months ended June 30, 2016 compared to the same period in 2015 resulted primarily from higher stock compensation and payroll costs offset by lower professional fees, recruiting fees and travel costs.

Net Loss

Net loss for the three months ended June 30, 2016 was $543,228 compared to a net loss of $368,658 for the three months ended June 30, 2015. The higher loss in the three months ended June 30, 2016 was the result of increased cost of goods sold, increased selling, general and administrative expenses and a decrease in other income.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

The following table set forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended June 30,
	2016	2015

Revenue
Sales	$363,908	$618,718
Royalty and license fees	102,839	128,917
Total revenue	466,747	747,635

Cost of goods sold	294,593	405,214

Gross margin	172,154	342,421

Operating expenses
Research and development expenses, net	277,611	413,533
Selling, general and administrative expenses	858,806	776,896
Total operating expenses	1,136,417	1,190,429

Loss from operations	(964,263)	(848,008)

Other income (expense)
Other income	32,338	10
Gain on extinguishment of liabilities	-	50,789
Interest expense	(1,192)	(168)
Interest income	135	380
Total other income (expense)	31,281	51,011

Net loss	$(932,982)	$(796,997)

Revenue

We generate our revenues primarily from the sale of our ConsERV™cores, Aqualyte™membrane and, beginning in the second quarter of 2016, NanoClear™evaporators. Product sales were $363,908 and $618,718 for the six months ended June 30, 2016 and 2015, a decrease of $254,810 or 41%. The decrease in product sales resulted from a 44% decrease in ConsERV™ sales in 2016 offset by new sales of NanoClear evaporators. Revenues from royalty and license fees were $102,839 and $128,917 for the six months ended June 30, 2016 and 2015, a decrease of $26,078 or 20%, primarily due to the recognition of license fees in 2015 related to the termination of the Distribution Agreement with Soex described below.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV™ cores and NanoClear™ evaporators. Cost of goods sold were $294,593 and $405,214 for the six months ended June 30, 2016 and 2015, a decrease of $110,621 or 27%. This reflects the decline in ConsERV™ core sales offset by increased costs of producing the new NanoClearTM evaporators.

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

Gross margin

Gross margin was 37% and 46% for the six months ended June 30, 2016 and 2015, a decrease of 9% due the decline in ConsERV™ sales.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $588,266 and $491,224 for the six months ended June 30, 2016 and 2015, an increase of $97,042 or 20%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $310,655 and $77,691 for six months ended June 30, 2016 and 2015, an increase of $232,964 or 300%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $858,806 and $776,896 for the six months ended June 30, 2016 and 2015, an increase of $81,910 or 11%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV™and NanoClear™products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

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

The increase in selling, general and administrative expenses for the six months ended June 30, 2016 compared to the same period in 2015 resulted primarily from higher stock compensation and payroll costs offset by lower professional, recruiting, travel, depreciation and meeting costs.

Net Loss

Net loss for the six months ended June 30, 2016 was $932,982 compared to a net loss of $796,997 for the six months ended June 30, 2015. The higher loss in the six months ended June 30, 2016 was primarily the result of lower gross margin.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2016, we generated a net loss of $932,982 and have incurred significant losses since inception. As of June 30, 2016, we had an accumulated deficit of $44,321,461, a stockholders' deficit of $2,851,659 and cash and cash equivalents of $185,514. We used $617,927 and $1,458,010 of cash from operations during the six months ended June 30, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our ability to obtain additional sources of cash flow given the structural growth in 2015 in manufacturing and newer products both in ConsERV™ (newer core types, move into complete ERV systems in China) and NanoClear™ (M2) is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of June 30, 2016 were $185,514 compared to $698,754 as of December 31, 2015. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $617,927 for the six months ended June 30, 2016 compared to $1,458,010 for the same period in 2015. The decrease in net cash used was primarily due to amounts repaid to related parties in 2015, a decrease in prepaid assets and an increase in accrued compensation.

Net cash used by investing activities was $45,313 for the six months ended June 30, 2016 compared to $14,124 for the same period in 2015, driven by increased spending on capital items.

Net cash provided by financing activities was $150,000 for the six months ended June 30, 2016 compared to $550,040 for the same period in 2015. 2016 included a new loan from a related party. 2015 related to the timing of cash receipts for sales of common stock.

Financing and Capital Transactions

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of June 30, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part II, Item I, Legal Proceedings).

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

In December 2015, we reported that we had entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, we purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). Our plan was to use Cast for our manufacturing and distribution operations in China. On March 7, 2016, we and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for us. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, we will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to us and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, we reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the six months ended June 30, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with our financial statements for the period from December 1, 2015 through March 7, 2016 because we never had control of Synpower or Cast.

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

______________

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: August 11, 2016	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Judith M. Aldrovandi
Judith M. Aldrovandi
Controller and Treasurer
(Principal Financial and Accounting Officer)

