Form 10-Q
period 2016-09-30
DAIS ANALYTIC CORP
filed 2016-11-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer”, “large accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 119,742,864 shares of the Registrant's $0.01 par value common stock outstanding as of November 10, 2016.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,582	$698,754
Accounts receivable, net	84,788	133,777
Other receivables	54,832	88,243
Inventory	83,312	94,911
Prepaid expenses	38,610	49,727
Investment in China Operating Company	-	190,000
Total current assets	358,124	1,255,412
Property and equipment, net	141,529	151,485
Other assets:
Deposits	4,780	4,280
Patents, net of accumulated amortization of $241,435 and $225,410 at September 30, 2016 and December 31, 2015, respectively	107,570	108,510
Total other assets	112,350	112,790
Total assets	$612,003	$1,519,687

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable, including related party payables of $38,332 and $8,212 at September 30, 2016 and December 31, 2015, respectively	$295,449	$295,734
Accrued expenses and customer deposits	213,234	140,118
Debt due related party	250,000	-
Current portion of deferred revenue	127,418	119,678
Total current liabilities	886,101	555,530

Long-term liabilities:
Accrued compensation and related benefits	1,501,060	1,321,958
Deferred revenue, net of current portion	1,444,411	1,534,170
Total long-term liabilities	2,945,471	2,856,128
Total liabilities	3,831,572	3,411,658

Stockholders’ deficit:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 120,800,077 shares issued; 119,542,864 and 120,542,864 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1,208,001	1,208,001
Additional paid in capital	41,723,913	41,560,619
Accumulated deficit	(44,689,371)	(43,388,479)
	(1,757,457)	(619,859)
Treasury stock at cost, 1,257,213 and 257,213 shares at September 30, 2016 and December 31, 2015, respectively	(1,462,112)	(1,272,112)
Total stockholders' deficit	(3,219,569)	(1,891,971)
Total liabilities and stockholders’ deficit	$612,003	$1,519,687

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Sales	$52,374	$246,032	$416,282	$864,751
Royalty and license fees	51,419	70,732	154,258	199,658
Total revenue	103,793	316,764	570,540	1,064,409

Cost of goods sold	55,272	147,549	349,865	552,773

Gross margin	48,521	169,215	220,675	511,636

Operating expenses
Research and development expenses, net	64,364	142,107	341,975	555,695
Selling, general and administrative expenses	346,000	337,340	1,204,806	1,114,181
Total operating expenses	410,364	479,447	1,546,781	1,669,876

Loss from operations	(361,843)	(310,232)	(1,326,106)	(1,158,240)

Other income (expense)
Other income	-	-	32,338	11
Gain on extinguishment of liabilities	-	-	-	50,789
Interest expense	(6,067)	(5)	(7,259)	(172)
Interest income	-	299	135	678
Total other income (expense)	(6,067)	294	25,214	51,306

Net loss	$(367,910)	$(309,938)	$(1,300,892)	$(1,106,934)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	119,542,864	119,668,672	119,787,390	117,552,177

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common stock		Additional paid in	Accumulated	Treasury	Total stockholders'
	Shares	Amount	capital	deficit	stock	deficit

Balance at December 31, 2015	120,800,077	$1,208,001	$41,560,619	$(43,388,479)	$(1,272,112)	$(1,891,971)
Stock based compensation	-	-	163,294	-	-	163,294
Treasury stock from investment in China operating company	-	-	-	-	(190,000)	(190,000)
Net loss	-	-	-	(1,300,892)	-	(1,300,892)
Balance at September 30, 2016	120,800,077	$1,208,001	$41,723,913	$(44,689,371)	$(1,462,112)	$(3,219,569)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,300,892)	$(1,106,934)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities
Depreciation and amortization	59,553	46,015
Stock based compensation	163,294	55,363
(Increase) decrease in:
Accounts receivable	48,989	20,186
Other receivables	33,411	39,329
Inventory	11,599	(28,001)
Prepaid expenses and deposits	10,617	(79,126)
Increase (decrease) in:
Accounts payable, accrued expenses, and customer deposits	72,831	(497,929)
Accrued compensation and related benefits	179,102	25,916
Deferred revenue	(82,019)	(138,923)
Net cash used by operating activities	(803,515)	(1,664,104)

Cash flows from investing activities:
Patent expenditures	(15,085)	(13,151)
Purchase of property and equipment	(33,572)	(77,317)
Net cash used by investing activities	(48,657)	(90,468)

Cash flows from financing activities:
Proceeds from related party debt	250,000	-
Issuance of common stock, net of offering costs	-	540,040
Net cash provided by financing activities	250,000	540,040

Net decrease in cash and cash equivalents	(602,172)	(1,214,532)

Cash and cash equivalents, beginning of period	698,754	2,343,523
Cash and cash equivalents, end of period	$96,582	$1,128,991

Supplemental cash flow information:
Cash paid for interest	$1,808	$168
Non-cash financing activity:
Treasury stock from investment in China operating company	$(190,000)	-
Cashless exercise of stock options	-	$3,025
Issuance of common stock for satisfaction of payables	-	$2,199,960

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1. Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nano-structure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nano-structures polymer technology to strategic partners in the aforementioned application and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

The Company’s accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2016.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2016, the Company generated a net loss of $1,300,892 and the Company has incurred significant losses since inception. As of September 30, 2016, the Company had an accumulated deficit of $44,689,371, a stockholders’ deficit of $3,219,569 and cash and cash equivalents of $96,582. The Company used $803,515 and $1,664,104 of cash from operations during the nine months ended September 30, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

1.	The Company is holding preliminary discussions with parties who are interested in licensing, purchasing the rights to or establishing a joint venture to commercialize applications of the Company’s technology.

2.	The Company is seeking growth capital from certain strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products.

3.	The Company is holding discussions with investors and investment banks to obtain debt and/or equity financing.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 2. Going Concern and Management’s Plans (Continued)

Any failure by the Company to timely procure additional financing or investment adequate to fund the ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on the Company’s financial condition, results of operations and cash flows as could any unfavorable terms. There are no assurances the Company will be able to obtain the financing and planned product development commercialization. Accordingly, the Company may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2016 and 2015, (b) the financial position at September 30, 2016 and December 31, 2015, and (c) the cash flows for the nine month periods ended September 30, 2016 and 2015, have been made.

The significant accounting policies followed are:

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $3,261 was recorded at September 30, 2016 and December 31, 2015.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at September 30, 2016 and December 31, 2015.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2016 and December 31, 2015, the Company had $1,205 and $2,560 of in-process inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2016 and December 31, 2015.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $10,526 and $8,430 for the three months ended and $43,528 and $28,162 for the nine months ended September 30, 2016 and 2015, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,967 and $5,951 for the three months ended and $16,024 and $17,853 for the nine months ended September 30, 2016 and 2015, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $24,000 per year for the next five years.

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and nine months ended September 30, 2016 and 2015.

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

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $208,899 and $173,685 for the three months ended and $797,165 and $664,964 for the nine months ended September 30, 2016 and 2015, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $144,535 and $31,578 for the three months ended and $455,190 and $109,269 for the nine months ended September 30, 2016 and 2015, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2016 and December 31, 2015, which is included in accrued expenses on the accompanying balance sheets.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $21,500 and $40,813 for the three months ended and $64,500 and $60,733 for the nine months ended September 30, 2016 and 2015, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $29,919 for each of the three months ended and $89,758 and $138,925 for the nine months ended September 30, 2016 and 2015, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Financial instruments – The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 “Fair value Measurement and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2012, 2013, 2014 and 2015 tax years remain open and subject to examination by the Internal Revenue Service.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 25,790,416 and 34,820,454 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements – There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

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

Reclassifications – Certain 2015 amounts have been reclassified to conform to the 2016 presentation with no impact on total stockholders’ deficit or net loss.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accrued expenses, other	$85,801	$48,587
Accrued warranty costs	91,531	91,531
Customer deposits	30,477	-
Accrued interest	5,425	-
	$213,234	$140,118

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $36,594 in each of the nine months ended September 30, 2016 and 2015, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2016 and December 31, 2015 of $1,446,440 and $1,321,958, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. On September 7, 2016, the parties amended the Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 200,000 shares of $.01 par value common stock in accordance with the terms of the First Amendment. The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. The Company is using the proceeds of the Note and the First Amendment for working capital purposes.

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). The Company’s plan was to use Cast for its manufacturing and Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the nine months ended September 30, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s financial statements for the period from December 1, 2015 through March 7, 2016 because the Company never had control of Synpower or Cast.

On February 27, 2015, the Company and Timothy N. Tangredi, the Company’s Chief Executive Officer, entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater than 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions (Continued)

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s common stock, equal to approximately 31% of the Company’s issued and outstanding shares of common stock as of September 30, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further, Soex received an exclusive license in the Territory to use the Company’s intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company’s Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The deferred revenue for this Distribution Agreement was recognized as income upon the termination of the agreement in June 2015. The Company recognized no license fee revenue for this Agreement during the three months ended and $0 and $49,167 for the nine months ended September 30, 2016 and 2015, respectively. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (See Note 9 Litigation).

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

Options

In June 2000, November 2009 and February 2015, the Company’s Board of Directors adopted, and the shareholders approved, the 2000 Plan, 2009 Plan and 2015 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,886, 15,000,000 and 10,000,000 shares of common stock to be issued pursuant to the 2000 Plan, 2009 Plan and 2015 Plan, respectively. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

In the nine months ended September 30, 2016, there were 2,340,000 options granted, 1,305,000 options expired/forfeited, and no options exercised. In the nine months ended September 30, 2015, there were 250,000 options granted, 1,305,000 options expired/forfeited and 596,058 options exercised.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 6. Equity Transactions (Continued)

The following table summarizes the information relating to outstanding stock option activity during 2016:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	19,215,058	$0.28	4.89	$9,000
Granted	2,340,000	$0.07	9.54	$132,000
Forfeited/expired	(1,350,000)	$0.29	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2016	20,205,058	$0.25	4.99	$140,000

Exercisable at September 30, 2016	20,205,058	$0.25	4.99	$140,000

Stock compensation expense was $0 and $48,988 for the three months ended and $163,294 and $55,363 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, there was $0 and $1,133, respectively, of unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At September 30, 2016, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

	Remaining Number Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price

Stock Purchases	5,585,358	1.26	$0.34

Note 7. Deferred Revenue

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERV products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. MG Energy also pays royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement expires upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all off the deliverables under the Agreement and has determined the significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement was treated as an advance payment and is being recognized over the performance period of the supply agreement. The Company recognized license revenue of $29,919 and $89,758 in each of the three and nine months ended September 30, 2016 and 2015, respectively. Deferred revenue for this agreement was $1,564,089 and $1,653,848 at September 30, 2016 and December 31, 2015, respectively.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 7. Deferred Revenue (Continued)

MG Energy entered into a sublicense with Multistack, LLC. Multistack LLC, Beijing Guocheng Ruitai Science & Technology and Dais (Beijing) New Energy Technology Co., Ltd. accounted for approximately 62%, 0% and 34% of the Company’s sales revenue for the three months ended September 30, 2016, respectively. Multistack accounted for approximately 100% of the Company’s sales revenue for the three months ended September 30, 2015. Multistack LLC, Beijing Guocheng Ruitai Science & Technology, and Dais (Beijing) New Energy Technology Co., Ltd. accounted for approximately 71%, 7% and 17% and 96%, 0% and 0% of the Company’s sales revenue for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, amounts due from Multistack were approximately 98% and 61%, of total accounts receivable, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 5 Related Party Transactions. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized no license fee revenue for this Agreement during the three months ended and $0 and $49,167 for the nine months ended September 30, 2016 and 2015, respectively.

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

The SPA also provided for the issuance of 20,333,334 shares of the Company's common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with the Company owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and the Company shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to the Company and the Purchasers. On December 7, 2015, the Company amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10,000,000 shares of the Company’s common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by the Company. The Company will own greater than 51% of such subsidiary. The parties are currently negotiating sales contracts.

Note 9. Litigation

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

In the third quarter of 2015, the Company commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the “Shares”) in connection with a Securities Purchase Agreement, dated January 21, 2014 (“Soex SPA”), and 3,750,000 shares issued to Zan Investment Advisory Limited (“Zan”), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on the Company’s board pursuant to the provisions of the Soex SPA. Ms. Han resigned from the Board of Directors effective February 1, 2016.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”), with Soex to distribute certain of the Company’s products in China as discussed in Note 5 Related Party Transactions. The Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 9. Litigation (Continued)

As reported in the Company’s Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex Securities Purchase Agreement and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in the state court of Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex’s failure to make a $225,000 payment to the Company for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the “Payment Date”).

(2)

Section 8(b) of the Distribution Agreement for Soex’s failure to make a $225,000 payment to the Company for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the “License Payment Default” and, together with the Distribution Payment Default, the “Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Distribution Agreement for Soex’s failure to issue to the Company 25% of the equity (the “Equity Default”) of SOEX (Beijing) Environmental Protection Technology Company Limited (the “China Subsidiary”).

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

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to the Company in the China Subsidiary. With Soex’s Equity Default, Soex breached the Soex SPA and the Company is seeking return of the Shares from Soex in the lawsuit filed in July 2015.

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

Note 10. Subsequent Event

On November 14, 2016, the Company entered into a Second Amendment of the Security Agreement, effective October 30, 2016, which amended the due date of the Agreement to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) December 31, 2016. As consideration for any initial modification to the Maturity Date of the Note, the Company shall issue 20,000 shares of $.01 par value common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

This Quarterly Report on Form 10-Q includes forward-looking statements identified by the use of words such as “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” and similar expressions or the negative of these words or other variation on these words or comparable terminology. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this Form 10-Q as well as in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2016. There can be no assurance that the forward-looking statements contained in this Quarterly Report will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

Overview

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called AqualyteTM. The first commercial product is called ConsERVTM, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We are developing other nano-structured polymer technology applications including NanoAirTM, a water based no fluorocarbon refrigerant dehumidification, humidification, heating and cooling system. We believe our nano-structured polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

NanoClearTM Product Development and Initial Product Commercialization

To expand our product offerings, we began accepting orders for delivery of our first NanoClearTM product targeted to be used in the multi-billion dollar industrial wastewater cleanup market. We initially built a NanoClearTM water cleaning system demonstration unit in June 2015 that is functional in Beijing, China. The unit is designed to showcase our AqualyteTM based nanomaterial and engineered process to potential partners, key influencers, and consumers. This demonstration unit, with our other activities is building recognition and demand for NanoClearTM. In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California’s water crisis and recent lead issues plaguing many U.S. cities, schools and homes. We are working with companies in China using the NanoClearTM demonstration unit and in the U.S. using a pilot plant in Odessa, FL to begin commercial sales in the second quarter of 2016 of the first NanoClearTM product called M2 – a membrane evaporator. If we are successful, we believe that we will begin to generate significant revenues from the sales of NanoClearTM products in China, the U.S. and then worldwide, including sales to Europe and India.

Through July 2016, the Company shipped four orders of its products to customers focused on bringing on-line cost effective industrial waste water treatment systems to China. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, then the U.S. and then worldwide, including sales to Europe and India. According to the Company’s NanoClearTM sales opportunities projections, revenues generated by the sales of  NanoClearTM products are expected to be greater than those of ConsERVTM in 2017.

Shipments of Products to New Markets; New Manufacturing in China

In 2016, we began shipments and sales of ConsERVTM cores to Israel and continued our shipments of ConsERVTM cores in China. We are also speaking with several companies in the European Union interested in buying and distributing ConsERVTM cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV™ systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

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

In November 2015, along with the U.S. Department of Commerce, we held two one day seminars in key China cities to introduce targeted clients to ConsERVTM. The clients ranged from local province government rule setting bodies to design institute leaders, to HVAC distributors, to sophisticated end users. We continue to work with the most interested parties from these two events to create relationships that generate product sales of the ConsERVTM product. We believe these activities, those from participating in the Presidential Trade Mission, and the buildup of in-country manufacturing infrastructure will drive China ConsERVTM revenues to new heights in 2016 and beyond.

NanoClearTM Funding to Continue Research

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClearTM water cleaning technology for military use. The NanoClearTM funding project entitled “Non-Fouling Water Reuse Technologies” uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClearTM’s applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2016.

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (“DOE”) to further commercialize the heating, ventilation, and air-conditioning (“HVAC”) membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1,500,000 of which we will receive $700,000. The project will build and test a full size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 90 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Introduction of New Version of AqualyteTM Membrane Technology

We are preparing to release Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nano material. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the ConsERVTM and NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClearTM, a high-performance contaminated water clearing process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material “Aqualyte” TM.

Products

AqualyteTM Membrane

Aqualyte TM membrane is the foundation of our product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

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

NanoClearTM – Water Treatment

We are commercially introducing the first NanoClearTM application which will function to remove quantities of metals, acids, salt and other impurities from various contaminated water sources to produce potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed a pilot plant, commissioned in May 2013 that is installed at a local county waste water treatment facility. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The evolving NanoClearTM product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams. The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us formed this generation of AqualyteTM based membrane evaporators.

We worked with partners at Dais Beijing, China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Services (CRAES) to build and commission a sales demonstration tool for NanoClearTM located in Beijing. This self-contained unit entered operation in the third quarter of 2016 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClearTM system. Follow up activity is ongoing to build a much larger pilot installation featuring the next-generation M2 membrane evaporator as it enters service in the second half of 2016. This system is expected to be located at an industrial partner’s location in or near Beijing, where it will demonstrate continuous treatment of an actual customer’s wastewater with a commercially viable product that will be offered for sale.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat air in cold weather. This NanoAirTM application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification and dehumidification operation of this evolving product. The NanoAirTM product is in the middle stage of prototype development. Since May 1, 2013, we have been working with the Advanced Research Projects Agency – Energy (ARPA-E) branch of the U.S. Department of Energy (“DOE”) to develop an energy-efficient dehumidification system using AqualyteTM polymer membranes to selectively transfer moisture. The award provided up to $800,000 in federal funding to us, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. The second award provided up to $700,000 in federal funding to us from the Building Technology Office (“BTO”) of the Office of Energy Efficiency and Renewable Energy (“EERE”), provided we contributed a 30% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goals of showing a membrane dehumidifier which met project targets and are currently working with select potential original equipment manufacturers and the DOE to produce a 7.5 ton roof-top unit and moving NanoAirTM to commercialization and revenue generation. Independently, BTO engaged Navigant Consulting to evaluate 17 alternative HVAC technologies beyond the traditional vapor compression systems. The Navigant study, “Energy Savings Potential and RD&D Opportunities for Non-Vapor-Compression HVAC Technologies”, was released in March 2014 and ranked NanoAirTM membrane heat pump technology with a composite score of 4.35 on a scale of 0 – 5, one of only two technologies to exceed the 4.0 threshold marking the technology as “Most Promising”.

PolyCool™

PolyCool™ is a cooling tower system offering strategic advantages over existing systems. Initial testing has shown it to be an effective way to keep cooling systems from spreading harmful bacteria such as Legionella. The cooling water is separated from the air stream by a solid Aqualyte™ nanotechnology membrane that establishes a selective barrier allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system similar to dry cooling technology, reducing the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while keeping all of the benefits of isolating the evaporative vapor stream from the circulating hot water. PolyCool™ systems use less energy than a conventional cooling tower, use less water, and create less of a risk for spreading disease.

NanoCapTM

Based on initial material tests conducted by two third parties, we believe that by applying a combination of our nano-materials we may be able to construct a device which stores energy as an electrical charge in a device with projected increases in energy density, endurance and usefulness relative to traditional battery technology called NanoCapTM. We project the key applications for such a device would be in transportation and/or grid energy storage. We have focused our resources on revenue producing items or uses closer to producing revenue and have not invested significant resources to date in the development of this application beyond the prototype stage. We are seeking a strategic partner for this application who has the requisite skills to complement our nanomaterial expertise in addition to having access to distribution.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon known functionality of our materials and processes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended September 30,
	2016	2015

Revenue
Sales	$52,374	$246,032
Royalty and license fees	51,419	70,732
Total revenue	103,793	316,764

Cost of goods sold	55,272	147,549

Gross margin	48,521	169,215

Operating expenses
Research and development expenses, net	64,364	142,107
Selling, general and administrative expenses	346,000	337,340
Total operating expenses	410,364	479,447

Loss from operations	(361,843)	(310,232)

Other income (expense)
Interest expense	(6,067)	(5)
Interest income	-	299
Total other income (expense)	(6,067)	294

Net loss	$(367,910)	$(309,938)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $52,374 and $246,032 for the three months ended September 30, 2016 and 2015, a decrease of $193,658 or 79%. The decrease in product sales resulted from an 80% decrease in ConsERVTM sales in 2016 offset by new sales of NanoClear evaporators. Revenues from royalty and license fees were $51,419 and $70,732 for the three months ended September 30, 2016 and 2015, a decrease of $19,313 or 27%, primarily due to the recognition of license fees in 2015 related to the termination of the Distribution Agreement with Soex described below.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $55,272 and $147,549 for the three months ended September 30, 2016 and 2015, a decrease of $92,277 or 63%. This reflects the increased costs of producing the new NanoClearTM evaporators as well as higher ConsERVTM costs.

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

Gross margin

Gross margin was 47% and 53% for the three months ended September 30, 2016 and 2015, a decrease of 71% due to the increased cost of goods sold and the reduction of license fee revenue in the three months ended September 30, 2016.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $208,899 and $173,685 for the three months ended September 30, 2016 and 2015, an increase of $35,214 or 20%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $144,535 and $31,578 for three months ended September 30, 2016 and 2015, an increase of $112,957 or 358%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $346,000 and $337,340 for the three months ended September 30, 2016 and 2015, an increase of $8,660 or 3%.

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

The increase in selling, general and administrative expenses for the three months ended September 30, 2016 compared to the same period in 2015 resulted primarily from payroll costs offset by lower professional fees, recruiting fees and travel costs.

Net Loss

Net loss for the three months ended September 30, 2016 was $367,910 compared to a net loss of $309,938 for the three months ended September 30, 2015. The higher loss in the three months ended September 30, 2016 was the result of decreased sales which reduced the gross margin offset by a decrease in research and development expenses, net.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

The following table set forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended September 30,
	2016	2015

Revenue
Sales	$416,282	$864,751
Royalty and license fees	154,258	199,658
Total revenue	570,540	1,064,409

Cost of goods sold	349,865	552,773

Gross margin	220,675	511,636

Operating expenses
Research and development expenses, net	341,975	555,695
Selling, general and administrative expenses	1,204,806	1,114,181
Total operating expenses	1,546,781	1,669,876

Loss from operations	(1,326,106)	(1,158,240)

Other income (expense)
Other income	32,338	11
Gain on extinguishment of liabilities	-	50,789
Interest expense	(7,259)	(172)
Interest income	135	678
Total other income (expense)	25,214	51,306

Net loss	$(1,300,892)	$(1,106,934)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $416,282 and $864,751 for the nine months ended September 30, 2016 and 2015, a decrease of $448,469 or 52%. The decrease in product sales resulted from a 57% decrease in ConsERVTM sales in 2016 offset by new sales of NanoClear evaporators. Revenues from royalty and license fees were $154,258 and $199,658 for the nine months ended September 30, 2016 and 2015, a decrease of $45,400 or 23%, primarily due to the recognition of license fees in 2015 related to the termination of the Distribution Agreement with Soex described below.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $349,865 and $552,773 for the nine months ended September 30, 2016 and 2015, a decrease of $202,908 or 37%. This reflects the decline in ConsERVTM core sales offset by increased costs of producing the new NanoClearTM evaporators.

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

Gross margin

Gross margin was 39% and 48% for the nine months ended September 30, 2016 and 2015, a decrease of 9% due the decline in ConsERVTM sales.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $797,165 and $664,964 for the nine months ended September 30, 2016 and 2015, an increase of $132,201 or 20%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $455,190 and $109,269 for nine months ended September 30, 2016 and 2015, an increase of $345,921 or 317%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,204,806 and $1,114,181 for the nine months ended September 30, 2016 and 2015, an increase of $90,625 or 8%.

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

The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 compared to the same period in 2015 resulted primarily from higher stock compensation and payroll costs offset by lower professional, recruiting, travel, depreciation and meeting costs.

Net Loss

Net loss for the nine months ended September 30, 2016 was $1,300,892 compared to a net loss of $1,106,934 for the nine months ended September 30, 2015. The higher loss in the nine months ended September 30, 2016 was primarily the result of lower gross margin offset by lower research and development expenses, net.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2016, we generated a net loss of $1,300,892 and have incurred significant losses since inception. As of September 30, 2016, we had an accumulated deficit of $44,689,371, a stockholders’ deficit of $3,219,569 and cash and cash equivalents of $96,582. We used $803,515 and $1,664,104 of cash from operations during the nine months ended September 30, 2016 and 2015, respectively, which was funded primarily by proceeds from equity financings and debt from related parties. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our ability to obtain additional financing and sources of cash flow is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of September 30, 2016 were $96,582 compared to $698,754 as of December 31, 2015. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $803,515 for the nine months ended September 30, 2016 compared to $1,664,104 for the same period in 2015. The decrease in net cash used was primarily due to amounts repaid to related parties in 2015, a decrease in prepaid assets and an increase in accrued compensation.

Net cash used by investing activities was $48,657 for the nine months ended September 30, 2016 compared to $90,468 for the same period in 2015, driven by decreased spending on capital items.

Net cash provided by financing activities was $250,000 for the nine months ended September 30, 2016 compared to $540,040 for the same period in 2015. 2016 included a new loan from a related party. 2015 related to the timing of cash receipts for sales of common stock.

Financing and Capital Transactions

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of September 30, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part II, Item I, Legal Proceedings).

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

In December 2015, we reported that we had entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, we purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). Our plan was to use Cast for our manufacturing and distribution operations in China. On March 7, 2016, we and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for us. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, we will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to us and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, we reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the nine months ended September 30, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with our financial statements for the period from December 1, 2015 through March 7, 2016 because we never had control of Synpower or Cast.

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

Item 4. Csontrols and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Second Amendment to Senior Secured Promissory Note

10.2	Second Amendment to Loan and Security Agreement

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_____________

**	XBRL (Extension Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 14, 2016	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Susan S. Courtright
Susan S. Courtright
Controller and Treasurer
(Principal Financial and Accounting Officer)

