Form 10-K
period 2016-12-31
DAIS ANALYTIC CORP
filed 2017-04-17
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ___________ to ___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,796,432 as of June 30, 2016, based upon the closing sale price on the OTCQB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2017, the Registrant had 123,151,432 outstanding shares of its common stock, $0.01 par value.

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

Recent Developments

NanoClear™ Funding to Continue - Research

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear water cleaning technology for military use. The NanoClear™ funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte™ membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear's applications in separating clean water from most types of contaminated waste streams potentially beginning as early as 2017.

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

Through December 2016, the Company shipped six orders of its products to customers focused on bringing on-line cost effective industrial waste water treatment systems to China. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, then the U.S. and then worldwide, including sales to Europe and India. According to the Company’s NanoClearTM sales opportunities projections, revenues generated by the sales of NanoClearTM products are expected to be greater than those of ConsERVTM in 2017.

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

On October 31, 2016, Dais entered into a Memorandum of Understanding with China State Construction Engineering Corporation (CSCEC) and Genertec America Inc. pursuant to which the three companies will cooperate on generating sales in China using Dais’s products and application expertise. CSCEC will use Dais’s Aqualyte membrane to develop and preferentially promote a range of green applications and products for use in China. Dais has agreed to provide membrane to CSCEC along with technical support and information on product optimization. Dais will continue development work on its membrane to improve its performance and lower its cost. Genertec will be responsible for importing and exporting materials between CSCED and Dais.

The CSCEC business opportunity was first presented to the Company when it was a participant in the 2015 Official Presidential Business Development Trade Mission to China.

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (“DOE”) to further commercialize the heating, ventilation, and air-conditioning (“HVAC”) membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1,500,000 of which we will receive $700,000. The project will build and test a full-size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 50 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Shipments of Products to New Markets; New Manufacturing in China

In 2016, we began shipments and sales of ConsERVTM cores to Israel, added a distributor in the Philippines, and continued our shipments of ConsERVTM cores in China. We are also speaking with several companies in the European Union interested in buying and distributing ConsERVTM cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV™ systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

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

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 shares of common stock at $0.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). The Company’s plan was to use Cast for its manufacturing and Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015. The financial statements of Synpower, and its subsidiary, Cast, were not consolidated with the Company’s financial statements because the Company never had control of Synpower or Cast.

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

Technology

We use proprietary nano-technology to reformulate thermoplastic materials called polymers. Nano-technology involves studying and working with matter on an ultra-small scale. One nanometer is one millionth of a millimeter. A single human hair is around 80,000 nanometers in width. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently.

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

Currently, one vendor creates the final membrane form of Aqualyte™ used in ConsERV and NanoClear. We have, however, identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above, we are working on this project to lower our exposure as well as our costs.

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

NanoClearTM – Water Treatment

We are commercially introducing the first NanoClearTM application which removes quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed and operate a pilot plant installed at a local county waste water treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The evolving NanoClearTM product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams. The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by us formed this generation of AqualyteTM based membrane evaporators.

We worked with partners at China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Services (CRAES) to build and commission a sales demonstration tool for NanoClearTM located in Beijing. This self-contained unit entered operation in the third quarter of 2016 and allows us to bring potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClearTM system. In December of 2016 the Company installed a full enclosed NanoClear demonstration, and showed it to a group of over 30 interested China companies as well as using it to test potential customer’s feed water. The Company has, and continues to generate revenues from showing this Beijing based demonstration unit. Follow up activity is ongoing to build a larger pilot installation featuring commercially available M2 membrane evaporators. This system is expected to be located at an industrial partner’s location in or near Beijing, where it will demonstrate continuous treatment of an actual customer’s wastewater with a commercial product that is currently offered for sale.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat air in cold weather. This NanoAirTM application may be capable of replacing a traditional, refrigerant based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification and dehumidification operation of this evolving product. The NanoAirTM product is in the middle stage of prototype development. Since October 1, 2010, we have been working with the U.S. Department of Energy (“DOE”) to develop an energy-efficient dehumidification system using AqualyteTM polymer membranes to selectively transfer moisture. The Advanced Research Projects Agency – Energy (ARPA-E) branch of the DOE awarded up to $681,322 in initial federal funding to Dais, provided we contributed a 20% cost share (up to $171,500) towards the total project cost of $852,822. ARPA-E provided a second award of up to $800,000 in federal funding on May 1, 2013, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goal of testing a membrane dehumidifier which met project performance targets.

The Building Technology Office (“BTO”) of the DOE’s Office of Energy Efficiency and Renewable Energy (“EERE”), provided a third award with up to $700,000 in federal funding, provided we contribute a 20% cost share toward the proposed total project cost of $1,500,000 ($500,000 in federal funding is provided directly to project partners at the Oak Ridge National Laboratory, a federally funded research and development center). We are currently working with select potential original equipment manufacturers and engineers at Oak Ridge to produce a 7.5 ton roof-top unit prototype that moves NanoAirTM toward commercialization and revenue generation.

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

PolyCool™

PolyCool™ technology offers strategic advantages over existing cooling tower systems. The process water being cooled is separated from the air stream by a solid Aqualyte™ nanotechnology membrane that establishes a selective barrier, allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system (similar to dry cooling technology) and initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while largely isolating the process water from the air stream. PolyCool™ systems are expected to use less energy and water than a conventional cooling tower while reducing or eliminating the risk of spreading dangerous diseases. We are seeking a strategic partner who has the requisite skills to complement our nanomaterial expertise while developing this application and market access for distribution.

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

Patents

We own the rights to fourteen U.S. patents, three Chinese patents, one Hong Kong patent, three U.S. patent applications, and four Patent Cooperation Treaty ("PCT") applications. National stage applications based on one of the PCT applications have resulted in a patent being issued in the U.S., China, and Hong Kong with a further application pending in Europe. National stage applications based on a second PCT application have resulted in a patent being issued in both the U.S. and China. National stage applications based on a third PCT application have resulted in the issuance of a U.S. patent with a further application pending in Hong Kong. National stage applications based on the remaining two PCT applications have resulted in the issuance of two U.S. patents. Divisional applications based on two of the above mentioned PCT applications have been filed in China and Hong Kong. In addition, we co-own one PCT application with Aegis Biosciences LLC, a biomaterials drug delivery technology company. National stage applications based on the co-owned PCT application have resulted in one U.S. patent. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

Intellectual Property

As stated above, we own fourteen U.S. patents, three Chinese patents, one Hong Kong patent and co-own one additional U.S patent. These patents cover the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents make reference to applications relating to the materials we are developing. Please see the "Risk Factors" Section. A list of our existing patents follows:

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

6.	U.S. Patent No. 7,990,679 - Nanoparticle ultracapacitor. This patent was issued on August 2, 2011 and the patent term ends on or about November 22, 2029.
7.	U.S. Patent No. 8,222,346 - Block copolymers and method for making same. This patent was issued on July 17, 2012 and the patent term ends on or about September 28, 2027.
8.	U.S. Patent No. 8,470,071 - Enhanced HVAC system and method. This patent was issued June 25, 2013 and the patent term ends on or about August 13, 2030.
9.	U.S. Patent No. 8,500,960 - Multi-phase selective mass transfer through a membrane. This patent was issued on August 6, 2013 and the patent term ends on or about October 8, 2030.
10.	U.S. Patent No. 8,586,637 - Stable and compatible polymer blends. This patent was issued November 19, 2013 and the patent term ends on or about May 2, 2030.*
11.	U.S. Patent No. 9,013,155 - Energy storage devices including a solid multilayer electrolyte. This patent was issued April 21, 2015 and the patent term ends on or about March 3, 2031.
12.	U.S. Patent No. 9,283,518 - Fluid treatment systems and methods using selective transfer membranes. This patent was issued March 15, 2016 and the patent term ends on or about September 18, 2032.
13.	U.S. Patent No. 9,293,269 - Ultracapacitor tolerating electric field of sufficient strength. This patent was issued March 22, 2016 and the patent term ends on or about May 2, 2033.
14.	U.S. Patent No. 9,393,557 - Anionic Exchange Electrolyte Polymer Membranes. This patent was issued July 19, 2016 and the patent term ends on or about February 10, 2032.
15.	China Patent No. ZL200880009211.4 - Multi-phase selective mass transfer through a membrane. This patent was issued March 27, 2013 and the patent term ends on or about January 22, 2028.
16.	Hong Kong Patent No. HK1139888 - Multi-phase selective mass transfer through a membrane. This patent was issued January 10, 2014 and the patent term ends on or about January 22, 2028.
17.	China Patent No. ZL201180012841.9 - Energy storage devices including a solid multilayer electrolyte. This patent was issued September 9, 2015 and the patent term ends on or about January 7, 2031.
18.	China Patent No. ZL201310052408.9 - A dryer having a drying chamber comprising heated air. This patent was issued January 21, 2016 and the patent term ends on or about January 22, 2028.

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
3.	WO/2009/002984 - Stable and Compatible Polymer Blends*

______________

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

Licensing

In October of 2012, we entered into a License and Supply agreement with MG Energy LLC ("MGE") owned by a shareholder of the Company. Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We receive a royalty based on MGE, and any sub-licensee's sales. In addition, as part of the license agreement, MGE and any sub licensees are to purchase certain energy recovery ventilator products from us. MGE was planning to take over the manufacturing of ConsERV products for sale in North America and South America in 2016, lowering our revenue but increasing our gross margin percentage, but in December of 2016 MGE and Dais mutually agreed to terminate the license agreement to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. The company, after the termination, began actively seeking a newer, better arrangement to sell ConsERV product in North America, and worldwide. As a result of the termination, the Company recognized increased license revenue from recognition of the deferred revenue of $1,653,848 in year ended December 31, 2016 compared to $119,678 in the year ended December 31, 2015.

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Customers and Suppliers

We are dependent on third parties to manufacture the key components needed for its nano-structured based materials and some portion of the value added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

As described above, in October 2012, the Company and MGE entered into a License and Supply Agreement, effective October 26, 2012. MGE entered into a sublicense with Multistack, LLC. For the year ended December 31, 2016, Multistack LLC, accounted for approximately 67% of our sales revenue. There is no amounts receivable from Multistack LLC at December 31, 2016. For the year ended December 31, 2015, one customer, Multistack LLC accounted for approximately 96% of our revenue. At December 31, 2015, amounts due from Multistack LLC were approximately 61% of total accounts receivable (see Part II, Item 8, Financial Statements and Supplementary Data - Note 9 for a discussion of Multistack and the licensing agreement with MGE).

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $939,409 and $978,526 for the years ended December 31, 2016 and 2015, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $510,675 and $234,788 for the years ended December 31, 2016 and 2015, respectively.

Key Relationships

We have strategic relationships with leaders in the energy industry who have entered into sales, marketing, distribution and product development arrangements with us and, in some cases, hold equity in Dais Analytic Corporation.

Sales and Marketing Strategies

We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, we are discussing relationships for use of our ConsERV™ products in other applications outside of energy recovery ventilation world-wide.

Our unfolding sales and marketing strategy finds us focusing on creating alliances with companies having strong, existing channel presence or expertise in the target industries, notably for ConsERV and NanoClear's M2. We are using the data and experience of initial sales in the China market to focus on growing NanoClear M2 revenues in North America. We intend to bring industry seasoned talent into the company at the appropriate time to further drive market development, revenue growth and guide future product feature improvement needs.

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV™ product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales. Armed with the growing base of operational and third party data this education process will become routine.

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

The unique characteristics of our NanoClear product means we produce very pure water (TDS <10ppm) with a single module with little or no fouling of the Aqualyte material. Competitors require multiple processes to obtain similar water purity levels and frequent cleaning procedures such as back flushing to remove fouling buildup. The requirement for multiple processes and the tendency to foul increase capital expenditures and operating costs for our competitors and limit the markets where they can potentially be applied relative to NanoClear.

Working with Chinese early adopters of NanoClear systems is allowing us to leverage our experience with customers in the United States and elsewhere around the world.

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

Employees

As of December 31, 2016, we employed 14 employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Principal Offices

Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556. We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Timothy N. Tangredi, has a controlling financial interest (see Item 13, Certain Relationships and Related Transactions and Director Independence).

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

As first reported in our Form 10-Q for the quarter ended June 30, 2015, we began pursuing legal action against Soex for breach of the Soex SPA and Distribution Agreement. On July 8, 2015, we filed a lawsuit in state courts in Florida against Soex and Zan.

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

	High	Low
For the year ending December 31, 2016:
First Quarter	$0.17	$0.08
Second Quarter	$0.15	$0.05
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.10	$0.02

	High	Low
For the year ending December 31, 2015:
First Quarter	$0.34	$0.18
Second Quarter	$0.27	$0.19
Third Quarter	$0.22	$0.15
Fourth Quarter	$0.20	$0.10

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Holders

As of April 10, 2017, there were approximately 111 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the "2000 Plan"), 2009 Long-Term Incentive Plan (the "2009 Plan") and 2015 Stock Incentive Plan (the "2015 Plan") under which our securities are authorized for issuance as of December 31, 2016:

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

Recent Sales of Unregistered Securities

On October 19, 2016, the Company issued 200,000 shares of its common stock in accordance with the terms of a loan from an investor.

On December 30, 2016, the Company issued 300,000 shares of $.01 par value common stock to the consultants in payment of the first month’s services.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2016.

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

Our initial product focus is ConsERV, an energy recovery ventilator. We intend to expand our marketing and sales of our ConsERV products in a targeted world-wide manner. We also have new product applications in various stages of development. We believe that these product applications may be brought to market in the foreseeable future if we receive adequate capital funding. We introduced our first commercial water filtration module during the third quarter of 2016. Developments from a U.S. Army SBIR being undertaken in 2016 may widen NanoClear's application presence in the burgeoning opportunity to separate clean water from most types of contaminated waste streams potentially beginning as early as 2017.

We expect ConsERV™ to continue to be our focused commercial product through 2017 with a growing emphasis on introducing the NanoClear product as a commercially available membrane evaporator. We also expect sales outside the United States to account for a greater percentage of our sales in the HVAC sector.

RESULTS OF OPERATIONS

DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2016	2015

REVENUE
Sales	$477,926	$1,068,288
Royalty and license fees, including related party fees of $0 and $49,167 for the years ended December 31, 2016 and 2015, respectively	1,725,514	288,666
	2,203,440	1,356,954

COST OF GOODS SOLD	384,048	686,952

GROSS MARGIN	1,819,392	670,002

OPERATING EXPENSES
Research and development, net of government grant proceeds of $510,675 and $234,788 for the years ended December 31, 2016 and 2015, respectively	428,734	743,738
Selling, general and administrative	1,655,839	1,519,065
TOTAL OPERATING EXPENSES	2,084,573	2,262,803

LOSS FROM OPERATIONS	(265,181)	(1,592,801)

OTHER INCOME (EXPENSE)
Other income (expense)	32,338	(1,490)
Gain on extinguishment of liabilities	-	50,789
Interest income	135	866
Interest expense	(43,299)	(172)
TOTAL OTHER INCOME (EXPENSE), NET	(10,826)	49,993

NET LOSS	$(276,007)	$(1,542,808)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	119,769,367	117,943,390

REVENUES

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and NanoClearTM evaporators. Product sales were $477,926 and $1,068,288 for the years ended December 31, 2016 and 2015, a decrease of $590,362 or 55%. The decrease in product sales resulted from a 58% decrease in ConsERV™ sales in 2016 offset by new sales of NanoClear evaporators. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation this will occur in 2017. Revenues from royalty and license fees were $1,725,514 and $288,666 for the years ended December 31, 2016 and 2015, respectively an increase of $1,436,848 or 497.8%, primarily due to the recognition of the deferred revenue as licensing income from the termination of a licensing agreement with Multistack LLC.

On December 8, 2016, the Company and MG Energy LLC, a Delaware limited liability company (“MGE”), and Multistack, LLC, a Minnesota limited liability company terminated the License and Supply Agreement (the “Agreement”), with mutual release. The parties mutually agreed the License Agreement shall be terminated and all licenses, rights and obligations thereunder, and none of the parties shall be responsible for any services or payment. The amount of deferred revenue was recognized as royalty revenue upon the termination of the License Agreement in December 2016. The Company recognized license revenue of $1,653,847 and $119,678 in years ended December 31, 2016 and 2015.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $384,048 and $686,952 for the years ended December 31, 2016 and 2015, a decrease of $302,904 or 44.1% resulting from a decrease in number of units sold in 2016.

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

GROSS MARGIN

Gross margin was 82.5% and 49.4% for the years ended December 31, 2016 and 2015, an increase of 33.1%, primarily due to recognition of the deferred revenue as licensing income from the termination of a licensing agreement with Multistack LLC as discussed above.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $939,409 and $978,526 for the years ended December 31, 2016 and 2015, respectively, a decrease of $39,117 or 4.0%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $510,675 and $234,788 for the years ended December 31, 2016 and 2015, respectively, an increase of $275,887 or 117.5%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,655,839 and $1,519,065 for the years ended December 31, 2016 and 2015, an increase of $136,774 or 9.0%.

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

The increase in selling general and administrative expenses in the year ended December 31, 2016 compared to the same period in 2015 resulted from higher payroll costs offset by lower professional fees, recruiting fees and travel cost.

NET LOSS

Net loss for the year ended December 31, 2016 was $276,007 compared to a net loss of $1,542,808 for the year ended December 31, 2015. The decrease in net loss in 2016 was a result of primarily due to recognition of the deferred revenue as licensing income from the termination of a licensing agreement with MGE as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2016, we generated a net loss of $276,007 and incurred significant losses since inception. As of December 31, 2016, we have an accumulated deficit of $43,664,486, total stockholders' deficit of $2,167,684, negative working capital of $872,183, and cash and cash equivalents of $21,066. We used $952,457 and $2,041,192 of cash from operations during the years ended December 31, 2016 and 2015, respectively, which was funded primarily through proceeds from loans from related parties and equity financings. There is no assurance that such financing will be available in the future.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2016 were $21,066 compared to $698,754 as of December 31, 2015. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $952,457 and $2,041,192 during the years ended December 31, 2016 and 2015, driven primarily by operating expenses offset by recognition of deferred revenue of $1,646,107 as licensing income from the termination of a licensing agreement with Multistack LLC as discussed in “Results of Operations” above.

Net cash used by investing activities was $65,231 and $143,617 for the year ended December 31, 2016 compared to the same period in 2015, driven primarily by decreases in capital spending in 2016.

Net cash provided by financing activities was $340, 000 for the year ended December 31, 2016 compared to $540,040 for the same period in 2015. The difference results from decreases in equity proceeds year over year partially offset by receipt of debt proceeds in 2016.

Material Financing Transactions

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The Note has been subsequently amended and the current principal balance is $595,000, which is due on May 31, 2017.

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. There are no early termination penalties for the termination of the Distribution Agreement as well as the Securities Purchase Agreement that we entered into in January 2014. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

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

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of December 31, 2016.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses at December 31, 2016 and 2015, respectively, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $1,653,847 and $168,844 for the years ended December 31, 2016 and 2015, respectively. Royalties are recognized as earned. We recognized royalty revenue of $71,667 and $119,822 for the years ended December 31, 2016 and 2015, respectively.

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

Accounts receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and NanoClear systems. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,647 and $3,261 has been recorded at December 31, 2016 and 2015, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2016 or 2015.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $22,055 and $23,803 for the years ended December 31, 2016 and 2015, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12, 000 per year for the next five years and thereafter.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Dividend rate	0%	0%
Risk free interest rate	1.80%	2.24%
Expected term	10 years	10 years
Expected volatility	185%	178%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, we estimated forfeitures at 0% for each of the years ended December 31, 2016 and 2015.

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

We identify and evaluate uncertain tax positions, if any, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. We have not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Our 2013-2016 tax years remain open and subject to examination by the Internal Revenue Service.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management's assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal controls over financial reporting based on the Internal Control Integrated Framework (1992), issued by the COSO. Based on the results of this assessment, our management concluded that our internal controls over financial reporting were effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy N. Tangredi	61	President, Chief Executive Officer and Chairman of the Board of Directors
John Herrin	56	Chief Operating Officer
Susan R. Courtright	57	Controller, Treasurer and Principal Financial and Accounting Officer
Brian C. Johnson	43	Chief Technology Officer
Robert W. Schwartz	72	Director
Ira William McCollum, Jr.	72	Director
Thomas E. Turner	67	Director
Eliza Wang	39	Director

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

Susan R. Courtright is Controller, Treasurer and Principal Financial and Accounting Officer since October 2016. Ms. Courtright has worked since 2004 as a consultant for Taylor White, a firm focused exclusively on placing and providing accounting and finance consultants in the Tampa Bay area. Ms. Courtright has a Bachelor’s degree in Accounting, and a CPA certification in Florida. She has expertise in the areas of traditional accounting and reporting, as well as SEC reporting and transactions.

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

Thomas E. Turner joined our board of directors on December 20, 2013. Mr Turner is currently the Chairman of Cabo Vida Group and Sun Ranch Costa Rica, two companies that are developing communities in Costa Rica. He also serves as a consultant to Golden Gate Capital, a director of Qylur Security Systems and a director of Rohinni. Mr. Turner also served as an executive of ADS imagine from 2009 to 2011. During his career he has been President and/or CEO of Wang Canada Limited, Datamax Corporation and Itronix. He has held senior management positions at The City of New York, Graphic Systems, Wang Laboratories, Symbol Technologies, WhereNet and General Dynamics. Mr. Turner’s expertise in advising and operating small technology businesses is an asset to the Board of Directors.

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

Judith M. Aldrovandi resigned as Controller, Treasurer and Principal Financial and Accounting Officer of the Company effective August 31, 2016.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal year 2016.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2016 and 2015. The amounts represented in the "Options Award" column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($) (i)	(j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2016	$73,000	$-	$21,000	$36,674	$130,674
and Chairman of the Board of Directors	2015	$200,000	$-	$-	$37,242	$237,242

John Herrin (3)
Chief Operating Officer	2016	$132,000	$-	-	$-	$132,000
	2015	$148,833	$-	$47,289	$-	$196,122

Judith M. Aldrovandi (4)
Controller and Treasurer	2016	$60,167	$-	$41,172	$-	$101,339
	2015	$75,833	$-	$-	$-	$75,833

Brian Johnson
Chief Technology Officer	2016	$117,000	$-	$-	$-	$117,000
	2015	$132,250	$-	$-	$-	$132,250

_______________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2016 and 2015. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2016 and 2015. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2016 and 2015, Mr. Tangredi was paid $73,000 and $200,000, respectively and had accrued unpaid salary of $127,000 and $0 for the years ended December 31, 2016 and 2015, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2016, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,485,609.

(3)	Judith Aldrovandi resigned in August 2016.

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers as of December 31, 2016.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	140,000	$0.55	2/20/2017
	300,000	$0.21	8/18/2017
	350,000	$0.21	1/30/2018
	75,000	$0.30	8/4/2018
	100,000	$0.42	11/20/2019
	3,540,058	$0.42	11/20/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.12	11/30/2022
	3,000,000	$0.18	5/30/2023
	300,000	$0.30	12/17/2024
	300,000	$0.07	4/14/2026
John Herrin	50,000	$0.27	4/7/2017
	590,000	$0.30	12/17/2024
	250,000	$0.19	8/10/2025
Brian Johnson	200,000	$0.21	8/18/2017
	200,000	$0.21	1/30/2018
	25,000	$0.20	8/18/2019
	100,000	$0.30	6/25/2020
	200,000	$0.30	1/18/2021
	100,000	$0.12	11/30/2022

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

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1) #	14,600,127	10.1%
John Herrin (Officer) (2) #	890,000	*
Brian Johnson (3) #	825,000	*
Robert W. Schwartz (Director) (4) #	2,056,000	1.7%
Ira William McCollum Jr. (Director) (5) #	910,000	*
Thomas E. Turner (Director) (6) #	4,472,500	3.7%
Executive officers, directors, as a group (6 persons)	23,753,627	17.7%

Leonard Samuels (7)	5,699,499	4.7%
Soex (Hong Kong) Industry & Investment Co., Ltd. (8)	37,500,000	31.2%
Green Valley International Investment Management Company (9)	24,364,288	20.3%
Hong Kong SAGE Technology Investment Co., Limited (10)	13,304,348	11.1%
_____________

*	Less than 1%
#	Address is Company's principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 8,975,058 shares of common stock issuable upon exercise of stock options and 3,069,101 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 2,397,500 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)	Includes 890,000 shares of common stock issuable upon exercise of stock options.
(3)	Includes 825,000 shares of common stock issuable upon exercise of stock options.
(4)	Includes 2,055,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 900,000 shares of common stock issuable upon exercise of stock options.
(6)

Includes 900,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares and 712,500 shares issuable upon the exercise of warrants owned by a limited liability company for which Mr. Turner is the natural person with voting power.

(7)	Includes 3,074,803 shares of Common Stock held by RBC and beneficially owned by Dr. Samuels, 2,624,696 shares of Common Stock held by the Reporting Persons as JTWROS.
(8)	The natural person with voting power and investment power on behalf of Soex (Hong Kong) Industry & Investment Co., Ltd. is Sharon Han.
(9)

Includes 4,872,858 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu. Address is 951 Old Country Road, Belmont, CA 94002.

(10)

The natural person with voting power and investment power on behalf of Hong Kong SAGE Technology Investment Co., Limited, with an office at Room 1314A 13/F Lippo Sun Plaza No28 Canton Road Tsim Sha Tsui Kowloon Hong Kong, is Lixia Wang.

Applicable percentage ownership in the preceding table is based on approximately 123,151,432 shares of common stock outstanding as of April 10, 2017 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 16, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

We rent a building that is owned by two of our stockholders, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. We recognized rent expense related to this lease of $48,792 in the years ended December 31, 2016 and 2015, respectively.

We have accrued compensation due to the Chief Executive Officer as of December 31, 2016 and 2015 of $1,485,609 and $1,321,958, respectively, included in accrued compensation and related benefits in the balance sheets.

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

Effective October 30, 2016, the Company entered into a Second Amendment of the Security Agreement which amended the due date of the Agreement to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate $1,000,000 or (ii) December 31, 2016.

On November 28, 2016, the parties amended the Loan and Security Agreement (“Third Amendment”) whereby the principal amount was increased by $60,000, the minimum interest payment was increased to $9,000, and the Maturity Date of the Note was extended to January 20, 2017. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Third Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued during the first quarter of 2017.

On December 27, 2016, the parties amended the Loan and Security Agreement (“Fourth Amendment”) whereby the principal amount was increased by $30,000, the minimum interest payment was increased to $11,000, and the Maturity Date of the Note was extended to February 15, 2017. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Fourth Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued during the first quarter of 2017.

On February 3, 2017, the Company entered into a Fifth Amendment of the Loan and Security Agreement with a related party, whereby the principal amount was increased by $100,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase one million shares of common stock with an exercise price of $0.01 with a ten year exercise period.

On February 21, 2017, the Company entered into a Sixth Amendment of the Loan and Security Agreement with a related party, whereby the principal amount was increased by $125,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase an additional one million, eight hundred thousand shares of common stock with an exercise price of $0.01 with a ten year exercise period.

On April 7, 2017, the Company entered into a Seventh Amendment of the Loan and Security Agreement with a related party, the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017.

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 shares of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31, 2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). The Company’s plan was to use Cast for its manufacturing and Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s financial statements for the period from December 1, 2015 through March 7, 2016 because the Company never had control of Synpower or Cast.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2016 and 2015 was $30,000 and $70,214, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors (the "Board") of the Company has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2016. As a result of this process, on June 22, 2016, the Board elected to engage Mayer Hoffman McCann P.C. as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2016, and dismissed BDO USA, LLP from that role.

We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services provided by Mayer Hoffman McCann PC as disclosed above in the captions audit fees and all other fees and has concluded that such services are compatible with the independence of Mayer Hoffman McCann PC as our principal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No.	Exhibit

3.1

Certificate of Incorporation of The Dais Corporation filed April 8, 1993 (Incorporated by reference to Exhibit 3.1 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.2	Bylaws of The Dais Corporation (Incorporated by reference to Exhibit 3.9 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

3.3

Certificate of Amendment of the Certificate of Incorporation of Dais Analytic (Incorporated by reference to Exhibit 3.1 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on March 5, 2015)

10.1	2000 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.2	Form of Employee Non-Disclosure and Non-Compete Agreement (Incorporated by reference to Exhibit 10.2 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.3	Form of Secured Patent Agreement (Financing) (Incorporated by reference to Exhibit 10.11 from the Registration Statement on Form S-1 (File No. 333-152940), as filed August 11, 2008)

10.4	2009 Long Term Incentive Plan (Incorporated by reference to the exhibits from the Definitive Proxy Statement Form DEF14A (File No. 000-53554), as filed on October 9, 2009)

10.5

Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated April 11, 2011. (Incorporated by reference to exhibit 10.17 to Amendment 1 from Pre-Effective Registration Statement on Form S-1 (File No. 333-172259), as filed April 13, 2011)

10.6

Amended and Restated Employment Agreement between Dais Analytic Corporation and Patricia K. Tangredi dated April 8, 2011. (Incorporated by reference to exhibit 10.18 to Amendment 1 from the Pre-Effective Registration Statement on Form S-1 (File No. 333-172259), as filed April 13, 2011)

10.7

Securities Amendment and Exchange Agreement by and between the Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated as of March 22, 2011. (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed March 28, 2011)

10.8

Note and Warrant Purchase Agreement by and between Dais Analytic Corporation and Platinum-Montaur Life Sciences, LLC dated March 22, 2011. (Incorporated by reference to Exhibit 10.7 from the Current Report on Form 8-K/A (File No. 000-53554), as filed on July 6, 2011) (1)

10.9

Executive Compensation Agreement dated September 14, 2011 between Dais Analytic Corporation and Timothy N. Tangredi (Incorporated by reference to Exhibit 10.26 from the Registration Statement on Form S-1/A (File No. 333-176894), as filed on September 19, 2011)

10.10

Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy Tangredi dated September 14, 2011 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on September 15, 2011)

34

10.11

Executive Compensation Agreement between Dais Analytic Corporation and Timothy Tangredi dated January 11, 2012 (Incorporated by reference to Exhibit 10.48 from the Registration Statement on Form S-1/A (File No. 333-176894), as filed on January 13, 2012)

10.12

Amendment to Amended and Restated Employment Agreement between Dais Analytic Corporation and Timothy N. Tangredi dated February 27, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on March 5, 2015)

10.13

License and Supply Agreement by and between Company and MG Energy LLC dated October 26, 2012 (amended) (Incorporated by reference to Exhibit 10.34 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on November 13, 2015)

10.14

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on January 27, 2014)

10.15

Distribution Agreement, dated April 24, 2014, between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd. (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on April 28, 2014)

10.16

Securities Purchase Agreement by and between the Company and Soex (Hong Kong) Industry & Investment Co., Ltd. dated January 21, 2014 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on January 27, 2014)

10.17

Employment Agreement by and between Dais Analytic Corporation and Judith M. Aldrovandi dated May 10, 2015 (Incorporated by reference to Exhibit 10.40 from the Quarterly Report on Form 10-Q (File No. 000-53554), as filed on August 14, 2015)

10.18

Stock Purchase Agreement Modification by and between Dais Analytic Corporation, Hong Kong Sage Technology Investment Co. Limited and Hong Kong JHSE Technology Investment Co. Limited dated December 7, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on December 11, 2015)

10.19

Share Exchange Agreement by and between Dais Analytic Corporation, Open Systems Control and Synpower Corporation dated December 24, 2015 (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K (File No. 000-53554), as filed on December 31, 2015)

10.20

Loan and Security Agreement, dated June 24, 2016 by and between Dais Analytic Corporation and Patricia Tangredi (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K as filed on June 28, 2016)

10.21

First Amendment to Senior Promissory, dated September 7, 2016 by and between Dais Analytic Corporation and Patricia Tangredi (Incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K as filed on October 28, 2016)

35

10.22

Second Amendment to Loan and Security Agreement, dated October 30, 2016 by and between Dais Analytic Corporation and Patricia Tangredi (Incorporated by reference to Exhibit 10.1 from the Quarterly Report on Form 10-Q as filed on November 14, 2016)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 from the Annual Report on Form 10-K (File No. 000-53554), as filed on March 31, 2009)

21.1	Registrant’s Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______________

*	Filed herewith.
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

36

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: April 17, 2017	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 17, 2017	By:	/s/ Susan R. Courtright
Susan R. Courtright Controller and Treasurer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	April 17, 2017
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	April 17, 2017
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	April 17, 2017
Ira William McCollum, Jr.

/s/ Thomas E. Turner	Director	April 17, 2017
Thomas E. Turner

/s/ Eliza Xuan Wang	Director	April 17, 2017
Eliza Xuan Wang

37

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

We have audited the accompanying balance sheet of Dais Analytic Corporation (the Company) as of December 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dais Analytic Corporation as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses since inception and has a stockholders’ deficit of $2,167,684 at December 31, 2016 that raise substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 17, 2017

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dais Analytic Corporation

Odessa, Florida

We have audited the accompanying balance sheet of Dais Analytic Corporation (the “Company”) as of December 31, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred significant losses since inception and has a stockholders’ deficit of $1,891,971 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

BDO USA, LLP

Certified Public Accountants

Orlando, Florida

March 30, 2016

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,066	$698,754
Accounts receivable, net	1,500	133,777
Other receivables	11,004	88,243
Inventory	77,599	94,911
Prepaid expenses	20,714	49,727
Total Current Assets	131,883	1,065,412
Property and equipment, net	131,003	151,485
OTHER ASSETS:
Investment in China Operating Company	-	190,000
Deposits	4,780	4,280
Patents, net of accumulated amortization of $247,466 and $225,410 at December 31, 2016 and 2015, respectively	118,115	108,510
Total Other Assets	122,895	302,790
TOTAL ASSETS	$385,781	$1,519,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $61,986 and $8,212 at December 31, 2016 and 2015, respectively	$378,123	$295,734
Accrued expenses, other	232,802	140,118
Debt and accrued interest due to related party	385,400	-
Current portion of deferred revenue	7,741	119,678
Total Current Liabilities	1,004,066	555,530
LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,549,399	1,321,958
Deferred revenue, net of current portion	-	1,534,170
Total Long-Term Liabilities	1,549,399	2,856,128
Total Liabilities	2,553,465	3,411,658
STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 121,300,077 and 120,800,077 shares issued and 120,042,864 and 120,542,864 outstanding at December 31, 2016 and 2015, respectively	1,213,001	1,208,001
Capital in excess of par value	41,745,913	41,560,619
Accumulated deficit	(43,664,486)	(43,388,479)
	(705,572)	(619,859)
Treasury stock at cost, 1,257,213 and 257,213 at December 31, 2016 and 2015, respectively	(1,462,112)	(1,272,112)
Total Stockholders' Deficit	(2,167,684)	(1,891,971)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$385,781	$1,519,687

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

REVENUE
Sales	$477,926	$1,068,288
Royalty and license fees, including related party fees of $0 and $49,167 for the years ended December 31, 2016 and 2015, respectively	1,725,514	288,666
	2,203,440	1,356,954

COST OF GOODS SOLD	384,048	686,952

GROSS MARGIN	1,819,392	670,002

OPERATING EXPENSES
Research and development, net of government grant proceeds of $510,675 and $234,788 for the years ended December 31, 2016 and 2015, respectively	428,734	743,738
Selling, general and administrative	1,655,839	1,519,065
TOTAL OPERATING EXPENSES	2,084,573	2,262,803

LOSS FROM OPERATIONS	(265,181)	(1,592,801)

OTHER INCOME (EXPENSE)
Other income (expense)	32,338	(1,490)
Gain on extinguishment of liabilities	-	50,789
Interest income	135	866
Interest expense	(43,299)	(172)
TOTAL OTHER INCOME (EXPENSE), NET	(10,826)	49,993

NET LOSS	$(276,007)	$(1,542,808)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	119,769,367	117,943,390

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Payable	Value	Deficit	Stock	Deficit

Balance at December 31, 2014	101,366,247	$1,013,663	$2,199,960	$38,768,460	$(41,845,671)	$(1,272,112)	$(1,135,700)
Stock based compensation	-	-	-	56,497	-	-	56,497
Issuance of common stock for cash and satisfaction of common stock payable, net of offering costs	18,000,000	180,000	(2,199,960)	2,560,000	-	-	540,040
Cashless exercise of stock options	433,830	4,338	-	(4,338)	-	-	-
Issuance of common stock for Investment in China Operating Company	1,000,000	10,000	-	180,000	-	-	190,000
Net loss	-	-	-	-	(1,542,808)	-	(1,542,808)

Balance at December 31, 2015	120,800,077	1,208,001	-	41,560,619	(43,388,479)	(1,272,112)	(1,891,971)
Stock based compensation	-	-	-	163,294	-	-	163,294
Issuance of common stock for services	300,000	3,000	-	12,000	-	-	15,000
Issuance of common stock in lieu of cash payment to related party	200,000	2,000	-	10,000	-	-	12,000
Acquisition of treasury shares upon divestiture of Investment in China Operating Company	-	-	-	-	-	(190,000)	(190,000)
Net loss	-	-	-	-	(276,007)	-	(276,007)
Balance at December 31, 2016	121,300,077	$1,213,001	$-	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,007)	$(1,542,808)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	76,108	61,845
Common stock payable for interest to related party	57,400	-
Issuance of common stock for services	15,000	-
Stock based compensation expense	163,294	56,497
Increase in allowance for doubtful accounts	386	2,522

(Increase) decrease in:
Accounts receivable	131,891	55,341
Other receivables	77,239	(47,164)
Inventory	17,312	4,610
Prepaid expenses and other assets	28,513	(35,184)
Increase (decrease) in:
Accounts payable and accrued expenses	175,073	(457,556)
Accrued compensation and related benefits	227,441	29,549
Deferred revenue	(1,646,107)	(168,844)
Net cash used by operating activities	(952,457)	(2,041,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(31,660)	(18,641)
Purchases of property and equipment	(33,571)	(124,976)
Net cash used by investing activities	(65,231)	(143,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	340,000	-
Proceeds from issuance of common stock, net of offering costs	-	540,040
Net cash provided by financing activities	340,000	540,040

Net decrease in cash and cash equivalents	(677,688)	(1,644,769)

Cash and cash equivalents, beginning of period	698,754	2,343,523

Cash and cash equivalents, end of period	$21,066	$698,754

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$172

NON-CASH FINANCING ACTIVITIES
Cashless exercise of stock options	$-	$4,338
Issuance (repurchase) of common stock for Investment in China Operating Company	$(190,000)	$190,000
Satisfaction of common stock payable	$-	$2,199,960

See accompanying Notes to Financial Statements

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2016, the Company generated a net loss of $276,007 and has incurred significant losses since inception. As of December 31, 2016, the Company has an accumulated deficit of $43,664,486, total stockholders' deficit of $2,167,684, negative working capital of $872,183 and cash and cash equivalents of $21,066. The Company used $952,457 and $2,041,192 of cash from operations during the years ended December 31, 2016 and 2015, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Any failure by the Company to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms. There are no assurances we will be able to obtain the financing and planned product development and commercialization. Accordingly, the Company may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, fair value of unit based compensation, fair value impairment analysis, valuation allowance on deferred taxes and the warranty reserve.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company's collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of $3,647 and $3,261 has been recorded at December 31, 2016 and 2015, respectively.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management's review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2016 and 2015.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2016 and 2015, the Company had $72,059 and $0 of raw materials, $4,158 and $2,560 of in-process inventory and $1,381 and $92,351 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2016 and 2015, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense was $54,053 and $38,042 for the years ended December 31, 2016 and 2015, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

During the third quarter of 2015, the Company reviewed its property and equipment and wrote-off $120,331 of assets no longer in service. These assets were fully depreciated resulting in a reduction of cost and accumulated depreciation with no resulting loss. There were no dispositions of property and equipment in 2016.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $22,055 and $23,803 for the years ended December 31, 2016 and 2015, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2016 or 2015.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 3. Significant Accounting Policies (Continued)

Government Funding – Government funding represents grants from the U.S. Department of Defense and U.S. Department of Energy and are recognized when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. When fundings are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. When fundings are received which relate to expense reimbursement they are recorded as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $939,409 and $978,526 for the years ended December 31, 2016 and 2015, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $510,675 and $234,788 for the years ended December 31, 2016 and 2015, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system, and includes workmanship and material failure for the ConsERV core. The Company has recorded an accrual of $91,531 for future warranty expenses at December 31, 2016 and 2015, respectively, which is included in accrued expenses, other.

For the years ended December 31, 2016 and 2015, one customer, Multistack LLC, accounted for approximately 67% and 96% of the Company’s sales revenue, respectively. At December 31, 2016 and 2015, amounts due from MultiStack were approximately 0% and 61% of total accounts receivable, respectively. No amounts were due from MultiStack at December 31, 2016 as a result of the termination of the license agreement between the Company and Multistack on December 8, 2016. See Note 9 for a discussion of Multistack LLC and the licensing agreement with MG Energy LLC.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $1,653,847 and $168,844 for the years ended December 31, 2016 and 2015, respectively. Royalties are recognized as earned. The Company recognized royalty revenue of $71,667 and $119,822 for the years ended December 31, 2016 and 2015, respectively.

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

Years Ended December 31, 2016 and 2015

Note 3. Significant Accounting Policies (Continued)

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Dividend rate	0%	0%
Risk free interest rate	1.80%	2.24%
Expected term	10 years	10 years
Expected volatility	185%	178%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company’s history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company’s historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated based upon historical trends in the Company’s common stock for periods prior to the date the Company’s trading information was available.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2016 and 2015, respectively.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 3. Significant Accounting Policies (Continued)

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company's 2013 through 2016 tax years remain open and subject to examination by the Internal Revenue Service.

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

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 24,427,916 and 33,761,916 were excluded from the computation of diluted earnings per share for the years ended December 31, 2016 and 2015, respectively, because their effect is anti-dilutive.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 3. Significant Accounting Policies (Continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard is effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance did not have a material impact on the financial statements.

Reclassifications – Certain 2015 amounts have been reclassified to conform to the 2016 presentation with no impact on total stockholders’ deficit or net loss.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Furniture and fixtures	$20,966	$20,966
Computer equipment	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	316,412	282,840
Leasehold improvements	9,708	9,708
Property and equipment, gross	461,580	428,008
Less accumulated depreciation	330,577	276,523
Property and equipment, net	$131,003	$151,485

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2016	2015
Accrued expenses, other	$141,271	$48,587
Accrued warranty costs	91,531	91,531
	$232,802	$140,118

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $48,792 in the years ended December 31, 2016 and 2015, respectively. The lease term will terminate upon 30 days' written notice from landlord or 90 days written termination from us.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016.

•	On September 7, 2016, the parties amended the Loan and Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 200,000 shares of $.01 par value common stock in accordance with the terms of the First Amendment.

•	On October 30, 2016, the parties amended the Loan and Security Agreement (“Second Amendment”) whereby the maturity date of the Note was amended to December 31, 2016.

•	On November 28, 2016, the parties amended the Loan and Security Agreement (“Third Amendment”) whereby the principal amount was increased by $60,000, the minimum interest payment was increased to $9,000, and the Maturity Date of the Note was extended to January 20, 2017. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Third Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued during the first quarter of 2017.

•	On December 27, 2016, the parties amended the Loan and Security Agreement (“Fourth Amendment”) whereby the principal amount was increased by $30,000, the minimum interest payment was increased to $11,000, and the Maturity Date of the Note was extended to February 15, 2017. See subsequent event note 12 for update on maturity date. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Fourth Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued during the first quarter of 2017.

The Company is using the proceeds of the Note and the First, Third and Fourth Amendments for working capital purposes.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2016 and 2015 of $1,485,609 and $1,321,958, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2016. No amounts have been converted under the terms of the Agreement to date. See Note 10 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

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

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company’s intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company’s Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 for the year ended December 31, 2015. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (see Note 10, Commitments and Contingencies).

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31,2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the year ended December 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s 2015 financial statements for the period from December 1, 2015 through March 7, 2016 because the Company and Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 7. Equity Transactions

Preferred Stock

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the "Class A Preferred Stock". There are no shares of Class A Preferred Stock currently issued by the Company. Any holder of the Class A Preferred Stock shall not be entitled to any dividends. Each share of Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class A Preferred Stock is convertible into common stock at a conversion price equal to 75% of the average closing price of the Company's common stock for the 30 trading days prior to the holder's election to convert. At December 31, 2016 and 2015, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

Common Stock

At December 31, 2014, the Company’s Board of Directors had authorized 200,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors. In December 2014, the Company’s board of directors approved an amendment of the Company’s Amended and Restated Articles of Incorporation that increased the authorized number of the Company’s shares of common stock to 240,000,000. The amendment was subject to stockholder approval which was obtained in February 2015.

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor, Soex (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (the “Investor”), pursuant to which the Company agreed to sell 37,500,000 shares of the Company’s common stock, for $1,500,000, at $0.04 per share pursuant to Regulation S. The Company received the $1.5 million from the Investor on March 3, 2014, ahead of the March 7, 2014 deadline specified in the SPA and has issued the 37.5 million shares of common stock to the Investor and 3,750,000 shares of common stock to a non-U.S. placement agent. The Company used the proceeds from the sale of the common stock for working capital and business development. To further the distribution of Dais’s products and strengthen the relationship between the Company and the Investor, the Investor agreed to form, and issue to the Company equity in, a subsidiary (the “Subsidiary”) which will function as the manufacturer and master distributor. The Investor has formed the Subsidiary but has not issued the equity to Dais. The SPA also required the Company to appoint a director nominated by the Investor which was completed on October 3, 2015. The Investor also signed a voting agreement which obligates the Investor to vote as recommended by the Company’s board of directors for a one-year period beginning on the date the shares of common stock are issued to the Investor, which were issued on March 6, 2014. See Note 10 Commitments and Contingencies for a discussion of litigation related to the SPA and related distribution agreement.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 7. Equity Transactions (Continued)

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

The SPA also provided for the issuance of 20,333,334 shares of the Company's common stock to the Purchasers for 51% of the equity of an existing company in China (the "Operating Company") upon the completion of the following conditions: (1) the Purchasers shall have capitalized the Operating Company with $3,000,000 of registered capital or a valuation of assets at or above $3,000,000; (2) the Purchasers shall have completed the legal registration of shares of the Operating Company owned by the parties with the Company owning 51% of the Operating Company and the Purchasers jointly, and/or by and through their respective third party designees, owning a total of 49% of the Operating Company; and (3) the Operating Company, the Purchasers and the Company shall have executed an HVAC Services Agreement with $60,000,000 of revenues in greater China over a three year period with such HVAC Services Agreement having standard terms and conditions acceptable to the Company and the Purchasers.

On December 7, 2015, the Company amended the SPA to reduce the number of shares to be issued to the Purchasers. Pursuant to terms of the Amendment, the Purchasers will receive 10 million shares of the Company’s common stock over three years as they introduce orders for $60,000,000 to a subsidiary located in China, created or acquired by the Company. The Company will own greater than 51% of such subsidiary.

The Company entered into a Second Amendment of the Security Agreement, effective October 30, 2016, which amended the amount due and the due date of a promissory note issued by a related party. (See Note 6, Related Party Transaction for further discussion).

On November 30, 2016 the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on December 1, 2016 and will continue for three months. The Company is to issue to the consultant $15,000 worth of restricted common stock per month based on the three day average closing price per share of the month. All shares earned under the agreement are considered earned in full and beneficially owned as of November 30, 2016. On December 30, 2016, the Company issued 300,000 shares of $.01 par value common stock to the consultants in payment of the first month’s services.

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

There were 50,000 stock options issued to consultants in 2016. The Company recognized $3,489 of compensation expense for stock options issued to consultants during the year ended December 31, 2016. There were no such stock options issued in 2015.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

The following summarizes the information relating to outstanding stock options activity during 2016:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	21,362,116	$0.27	5.57	$1,579,657
Granted	250,000	0.19	8.97
Exercised	(882,058)	0.11
Forfeited or expired	(1,515,000)	0.20
Outstanding at December 31, 2015	19,215,058	0.28	4.89	$9,000
Granted	2,340,000	0.07	9.29
Forfeited or expired	(2,712,500)	0.15
Outstanding at December 31, 2016	18,842,558	$0.25	5.06	$-
Exercisable at December 31, 2016	18,842,558	$0.25	5.06	$-

Stock compensation expense was $163,294 and $56,497 for the years ended December 31, 2016 and 2015, respectively. The weighted average fair value of options granted at market during 2016 and 2015 was $0.07 and $0.19 per option, respectively. As of December 31, 2016, there was no of unrecognized employee stock-based compensation expense related to non-vested stock options.

The following table represents the Company’s non-vested share-based payment activity for the year ended December 31, 2016 and 2015:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value
Nonvested options - December 31, 2014	179,167	$0.11
Granted	-	-
Forfeited	(101,389)	0.13
Vested	(77,778)	0.12
Nonvested options - December 31, 2015	-	-
Granted	2,340,000	0.07
Forfeited	-	-
Vested	(2,340,000)	0.07
Nonvested options - December 31, 2016	-	$-

Warrants

At December 31, 2016, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price

Warrants-Stock Purchases	5,585,358	1.01	$0.34

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

MG Energy entered into a sublicense with Multistack, LLC. For the years ended December 31, 2016 and 2015, Multistack LLC accounted for approximately 67% and 96% of sales revenue, respectively. At December 31, 2016 and 2015, amounts due from MultiStack were approximately 0% and 61% of total accounts receivable, respectively.

On December 8, 2016, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), and Multistack, LLC, a Minnesota limited liability company terminated the License and Supply Agreement (the “Agreement”), with mutual release. The parties mutually agreed the License Agreement shall be terminated and all licenses, rights and obligations thereunder, and none of the parties shall be responsible for any services or payment. The amount of deferred revenue was recognized as royalty revenue upon the termination of the License Agreement in December 2016. The Company recognized license revenue of $1,653,848 and $119,678 in years ended December 31, 2016 and 2015. Deferred revenue for this agreement was $0 and $1,653,848 at December 31, 2016 and 2015, respectively. The Company recognized royalty revenue of $71,667 and $119,822 in the years ended December 31, 2016 and 2015, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 6 Related Party Transactions. The amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 for the year ended December 31, 2015.

Note 10. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an amended and restated employment agreement with Mr. Timothy N. Tangredi, the Company’s President, Chief Executive Officer, and director, dated as of September 14, 2011. Mr. Tangredi’s employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two year period and on each subsequent anniversary of the commencement date for an additional year. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in the Company’s yearly revenue compared to the Company’s prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of the board of directors or compensation committee (if applicable). Additionally, at the discretion of the Company’s board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the board of directors. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the board of directors, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 10. Commitments and Contingencies (Continued)

Under his employment agreement, in addition to any other compensation which he may receive, if the Company completes a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of the Company’s common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

If Mr. Tangredi’s employment is terminated for any reason, the Company’s will be obligated to pay him his accrued but unpaid base salary, bonus and accrued vacation pay, and any unreimbursed expenses (“Accrued Sums”).

In addition to any Accrued Sums owed, if Mr. Tangredi’s employment is terminated by the Company in the event of his disability or without cause or by Mr. Tangredi for good reason, he shall be entitled to:

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

The employment agreement also contains customary covenants restricting the use of the Company’s confidential information and solicitation of employees, which are similarly applicable to other executive officers. In addition the Company is obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with the Company, to advance indemnification expenses, and maintain his coverage under the Company’s directors’ and officers’ liability insurance policy.

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

On February 27, 2015, the Company and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2015 and 2016. No amounts have been converted under this agreement to date.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

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

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”), with Soex to distribute certain of the Company’s products in China. The Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it has not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As reported in the Company’s Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex Securities Purchase Agreement and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex’s failure to make a $225,000 payment to the Company for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the “Distribution Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the “Payment Date”).

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

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case#: 8:15-cv-02362-MSS-EAJ). While the Company believes it has a strong case against Soex as a result of its breaches of the agreements with, the Company cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

Note 11. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended December 31, 2016 and 2015. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Year ended December 31,
	2016	2015
Tax (benefit) at U.S. statutory rate	$(93,000)	$(525,000)
Research and development credits	(82,000)	-
State income tax (benefit), net of federal benefit	(10,000)	(56,000)
Prior year true-up	247,400	-
Other adjustments	(1,400)	(16,000)
Change in valuation allowance	(61,000)	597,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets, current:
Allowance for doubtful accounts	$3,300	$3,100
Stock warrant consideration and other	118,800	118,800
Deferred revenue	-	49,800
Valuation allowance	(122,100)	(171,700)
	$-	$-

Deferred tax assets, noncurrent:
Deferred revenue	$-	$661,600
Depreciation	27,300	25,700
Accrued deferred compensation payable	575,900	493,800
Research and development credit	216,900	134,900
Stock compensation	105,800	105,300
Net operating loss carryforward	9,879,100	9,395,100
Valuation allowance	(10,805,000)	(10,816,400)
	$-	$-

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2016 and 2015

As of December 31, 2016 and 2015, the Company had federal and state net operating loss carry-forwards totaling approximately $26,300,000 and $24,700,000, respectively, which expire through 2036. The Company has established a valuation allowance to fully reserve all deferred tax assets at December 31, 2016 and 2015 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $61,000 and $597,000, respectively.

As of December 31, 2016, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2016. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Note 12. Subsequent Events

No material events have occurred after December 31, 2016 that requires recognition or disclosure in the financial statements except as follows:

On February 3, 2017, the Company entered into a Fifth Amendment of the Loan and Security Agreement with a related party, whereby the principal amount was increased by $100,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase one million shares of common stock with an exercise price of $0.01 with a ten year exercise period.

On February 21, 2017, the Company entered into a Sixth Amendment of the Loan and Security Agreement with a related party, whereby the principal amount was increased by $125,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase an additional one million, eight hundred thousand shares of common stock with an exercise price of $0.01 with a ten year exercise period.

On April 7, 2017, the Company entered into a Seventh Amendment of the Loan and Security Agreement with a related party, the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017.

