Form 10-Q
period 2017-03-31
DAIS ANALYTIC CORP
filed 2017-05-22
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

There were 123,901,432 shares of the Registrant's $0.01 par value common stock outstanding as of May 11, 2017.

 DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,927	$21,066
Accounts receivable, net	1,525	1,500
Other receivables	5,096	11,004
Inventory	82,887	77,599
Prepaid expenses	64,613	20,714
Total Current Assets	159,048	131,883
Property and equipment, net	120,501	131,003
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net of accumulated amortization of $253,805 and $247,466 at March 31, 2017 and December 31, 2016, respectively	120,608	118,115
Total Other Assets	125,388	122,895
TOTAL ASSETS	$404,937	$385,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $74,952 and $61,986 at March 31, 2017 and December 31, 2016, respectively	$521,081	$378,123
Accrued expenses, other	180,638	232,802
Debt due to related party	490,171	385,400
Current portion of deferred revenue	7,741	7,741
Total Current Liabilities	1,199,631	1,004,066
LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,601,001	1,549,399
Deferred revenue, net of current portion	-	-
Total Long-Term Liabilities	1,601,001	1,549,399
Total Liabilities	2,800,632	2,553,465
STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 123,408,465 and 121,300,077 shares issued; and 122,151,432 and 120,042,864 outstanding at March 31, 2017 and December 31, 2016, respectively	1,234,087	1,213,001
Capital in excess of par value	41,971,091	41,745,913
Accumulated deficit	(44,138,761)	(43,664,486)
	(933,583)	(705,572)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(2,395,695)	(2,167,684)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$404,937	$385,781

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)
REVENUE
Sales	$21,376	$161,645
Royalty and license fees	-	51,419
	21,376	213,064

COST OF GOODS SOLD	21,020	110,501

GROSS MARGIN	356	102,563

OPERATING EXPENSES
Research and development, net of government grant proceeds of $119,906 and $148,638 for the three months ended March 31, 2017 and 2016, respectively	66,918	186,631
Selling, general and administrative	339,724	337,885
TOTAL OPERATING EXPENSES	406,642	524,516

LOSS FROM OPERATIONS	(406,286)	(421,953)

OTHER INCOME (EXPENSE)
Other income	-	32,338
Interest income	-	102
Interest expense	(67,989)	(242)
TOTAL OTHER INCOME (EXPENSE), NET	(67,989)	32,198

NET LOSS	$(474,275)	$(389,755)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	120,873,594	120,279,128

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2016	121,300,077	$1,213,001	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)
Issuance of common stock for services	1,628,568	16,286	85,714	-	-	102,000
Issuance of common stock in leiu of cash payment to related party	480,000	4,800	12,400	-	-	17,200
Issuance of debt warrants to related party	-	-	127,064	-	-	127,064
Net loss	-	-	-	(474,275)	-	(474,275)
Balance at March 31, 2017 (unaudited)	123,408,645	$1,234,087	$41,971,091	$(44,138,761)	$(1,462,112)	$(2,395,695)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,275)	$(389,755)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	16,841	22,011
Issuance of common stock for services	12,000	-
Amortization of debt discount	51,434	-
Increase (decrease) in allowance for doubtful accounts	(3,647)	-
(Increase) decrease in:
Accounts receivable	3,622	46,013
Other receivables	5,908	71,325
Inventory	(5,288)	(11,550)
Prepaid expenses and other assets	(43,899)	13,366
Increase (decrease) in:
Accounts payable and accrued expenses	153,395	(21,210)
Accrued compensation and related benefits	51,602	34,169
Deferred revenue	-	(29,920)
Net cash used by operating activities	(232,307)	(265,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent expenditures	(8,832)	(17,576)
Purchases of property and equipment	-	(33,572)
Net cash used by investing activities	(8,832)	(51,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	225,000	-
Net cash provided by financing activities	225,000	-

Net decrease in cash and cash equivalents	(16,139)	(316,699)

Cash and cash equivalents, beginning of period	21,066	698,754

Cash and cash equivalents, end of period	$4,927	$382,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$119	$242

NON-CASH FINANCING ACTIVITIES
Treasury stock from investment in China operating company	$-	$(190,000)
Issuance of common stock for satisfaction of accrued expenses	$90,000	$-
Issuance of common stock for interest due to related party	$17,200	$-
Issuance of warrants for modification of related-party debt	$127,064	$-

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

The Company is dependent on third parties to manufacture the key components needed for its nano-structured based materials and some portion of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

The Company’s accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2017.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2017, the Company generated a net loss of $474,275, and the Company has incurred significant losses since inception. As of March 31, 2017, the Company had an accumulated deficit of $44,138,761, a stockholders’ deficit of $2,395,695 and cash and cash equivalents of $4,927. The Company used $232,207 and $265,551 of cash from operations during the three months ended March 31, 2017 and 2016, respectively, which was funded primarily by proceeds related party loans. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2017 and 2016, (b) the financial position at March 31, 2017 and December 31, 2016, and (c) the cash flows for the three-month periods ended March 31, 2017 and 2016, have been made.

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

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of our ERV products and NanoClear systems. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,647 was recorded at March 31, 2017 and December 31, 2016, respectively.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for collectability is necessary at March 31, 2017 and December 31, 2016.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At March 31, 2017 and December 31, 2016, the Company had $74,228 and $72,059 of raw materials, $7,754 and $4,158 of in-process inventory, and $905 and $1,382 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2017 and December 31, 2016.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $10,502 and $16,399 for the three months ended March 31, 2017 and 2016, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $6,339 and $5,612 for the three months ended March 31, 2017 and 2016, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three ended March 31, 2017 and 2016.

Government Funding – Government funding represents grants from the U.S. Department of Defense and U.S. Department of Energy and are recognized when there is reasonable assurance that the funding will be received and conditions associated with the funding are met. When fundings are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. When fundings are received, which relate to expense reimbursement they are recorded as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $186,824 and $335,269 for the three months ended March 31, 2017 and 2016, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $119,906 and $148,638 for the three months ended March 31, 2017 and 2016, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 17, 2017 and December 31, 2016 respectively, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $0 and $29,919 for the three months ended March 31, 2017, and 2016, respectively. Royalties are recognized as earned. The Company recognized royalty revenue of $0 and $21,500 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company does not have any financial instruments carried at fair value. The respective carrying values of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued compensation, accrued expenses and debt due to related party.

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

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 3. Significant Accounting Policies (Continued)

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 28,287,916 and 24,492,916 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because their effect is anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Accrued expenses, other	$62,025	$127,653
Accrued warranty costs	91,531	91,531
Accrued interest	27,082	13,618
	$180,638	$232,802

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months March 31, 2017 and 2016, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2017 and December 31, 2016 of $1,524,778 and $1,485,609, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

•	On September 7, 2016, the parties amended the Loan and Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 200,000 shares of $.01 par value common stock in accordance with the terms of the First Amendment. As consideration for the modification to the Maturity Date of the Note, the Company was obligated to issue 20,000 shares of $.01 par value common stock which were issued on February 8, 2017.

•	On October 30, 2016, the parties amended the Loan and Security Agreement (“Second Amendment”) whereby the maturity date of the Note was amended to December 31, 2016. As consideration for the modification to the Maturity Date of the Note, the Company was obligated to issue 20,000 shares of $.01 par value common stock.

•	On November 28, 2016, the parties amended the Loan and Security Agreement (“Third Amendment”) whereby the principal amount was increased by $60,000, the minimum interest payment was increased to $9,000, and the Maturity Date of the Note was extended to January 20, 2017. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Third Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued on February 8, 2017.

•	On December 27, 2016, the parties amended the Loan and Security Agreement (“Fourth Amendment”) whereby the principal amount was increased by $30,000, the minimum interest payment was increased to $11,000, and the Maturity Date of the Note was extended to February 15, 2017. In addition, the Company is obligated to issue 200,000 shares of $.01 par value common stock in accordance with the terms of the Fourth Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued on February 8, 2017.

•	On February 3, 2017, the parties amended the Loan and Security Agreement (“Fifth Amendment”) whereby the principal amount was increased by $100,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase one million shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion). The Company is further obligated to issue 20,000 shares of $.01 par value common stock. The obligations to issue shares of common stock were recorded as interest expense and current liabilities. The 20,000 shares of common stock were issued on March 14, 2017.

•	On February 21, 2017, the parties amended the Loan and Security Agreement (“Sixth Amendment”) whereby the principal amount was increased by $125,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase three million shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion). The Company is further obligated to issue 20,000 shares of $.01 par value common stock. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at March 31, 2017.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions (Continued)

The Company is using the proceeds of the Note and the First, Third, Fourth, Fifth and Sixth Amendments for working capital purposes.

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

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2016. No amounts have been converted under the terms of the Agreement to date.

On April 24, 2014, the Company entered into a Distribution Agreement (the "Distribution Agreement") with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation ("Soex"). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market the Company’s products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the "Field") in mainland China, Hong Kong, Macao and Taiwan (the "Territory"). Further, Soex received an exclusive license in the Territory to use the Company’s intellectual property in the manufacture and sale of its products in the Field and Territory and to purchase its requirements of nano-material membrane only from the Company, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay the Company $500,000, issue the Company 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay the Company royalties. Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company’s Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex because of the breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (see Note 8 Litigation for further discussion).

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 5. Related Party Transactions (Continued)

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the "Exchange Agreement"), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the "Shareholder"), and Synpower Corporation. Ltd., a Hong Kong corporation ("Synpower") through the issuance of 1,000,000 of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31,2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People's Republic of China ("Cast"). The Company's plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast's ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the three-month period ended March 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s 2015 financial statements for the period from December 1, 2015 through March 7, 2016 because the Company and Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast.

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

 During the quarter ended March 31, 2017 and during the year ended December 31, 2016, the Company entered into a series of amendments to the Loan and Security Agreement entered into with a related party. (See Note 5, Related Party Transaction for further discussion). Under the terms of those amendments the Company has issued an aggregate of 480,000 shares of common stock.

On November 30, 2016, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on December 1, 2016 and will continue for three months. The Company is to issue to the consultant $15,000 worth of restricted common stock per month based on the three-day average closing price per share of the month. All shares earned under the agreement are considered earned in full and beneficially owned as of November 30, 2016. On December 30, 2016, the Company issued 300,000 shares of common stock to the consultants in payment of the first month’s services. On January 17, 2017 and February 21, 2017 respectively, the Company issued each 300,000 shares of common stock in satisfaction of the consulting agreement.

On March 14, 2017, the Company issued 1,028,568 shares of common stock in payment of accrued expenses relating to legal services.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 6. Equity Transactions (Continued)

Options

In June 2000, November 2009 and February 2015, the Company’s Board of Directors adopted, and the shareholders approved, the 2000 Plan, 2009 Plan and 2015 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors, and other individuals. The Company’s Board of Directors approved and made available 11,093,886, 15,000,000 and 10,000,000 shares of common stock to be issued pursuant to the 2000 Plan.

2009 Plan and 2015 Plan, respectively. The Plans permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

In the three months ended March 31, 2017, there were no options granted, 140,000 options expired/forfeited, and no options exercised. In the three months ended March 31, 2016, there were no options granted, 1,270,000 options expired/forfeited and no options exercised.

The following table summarizes the information relating to outstanding stock option activity during the three-months ended March 31, 2017:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	18,842,558	$0.25	5.06	$-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(140,000)	0.55	-
Outstanding at March 31, 2017	18,702,558	$0.25	4.88	$-
Exercisable at March 31, 2017	18,702,558	$0.25	4.88	$-

Stock compensation expense was $0 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, no options were granted or vested, and there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At March 31, 2017, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Stock Purchases	9,585,358	4.57	$0.20

For the quarter ended March 31, 2017, the Company had issued as an inducement to modify the terms of a related party note, warrants exercisable into shares of common stock of the Company. The warrants provide for the purchase of an aggregate of four million shares of common stock with an exercise price of $0.01 with a ten-year exercise period. Under the guidance of ASC 480 Debt and ASC 815 Derivatives and Hedging, the Company determined that the warrants are free-standing equity instruments classified as equity on the date of issuance. The warrants were recorded at their initial fair totaling $127,064, recorded as a discount to the carrying value of the related party note, and is being amortized over the remaining contractual life of the related party note.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 7. Deferred Revenue

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential, or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. Additionally, MG Energy agreed to purchase certain ConsERV products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. Under the agreement, MG Energy was required to pay royalties, as defined, to the Company on the net sales of each product or system sold. Expiration of the Agreement was to occur upon the expiration of the last patent right for the licensed technology.

The Company had identified all significant deliverables under the Agreement to be limited to the license for the intellectual property, and the supply services. In determining the units of accounting, the Company evaluated whether the license had stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement. The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement was treated as an advance payment and recognized over the performance period of the supply agreement.

Subsequently, MG Energy entered a sublicense agreement with Multistack, LLC a Minnesota limited liability company (“Multistack”). For the three months ended March 31, 2017 and 2016, Multistack LLC accounted for approximately 0% and 78% of sales revenue, respectively.

On December 8, 2016, the Company, MG Energy, and Multistack, terminated the License and Supply Agreement (the “Agreement”), with mutual release. The License Agreement was terminated and all licenses, rights and obligations releasing all parties for any remaining services or payments.

At the date of termination of the License Agreement, the amount of deferred revenue was recognized as royalty revenue in December 2016, and accordingly, no accounts receivable was due from Multistack for the periods ended March 31, 2017 and December 31, 2016, respectively. Deferred revenue for this agreement was $0 at March 31, 2017 and December 31, 2016, respectively. The Company recognized royalty revenue of $0 and $21,500 at March 31, 2017 and 2016, respectively. The Company recognized license revenue of $0 and $29,919 at March 31, 2017 and 2016, respectively.

Note 8. Litigation

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

Note 8. Litigation (Continued)

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

Because of the material breaches, we terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, we have the right to enforce any obligation due to us by the Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement, or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made, or in connection with the establishment, development or maintenance of the business.

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to us in the China Subsidiary. With Soex's Equity Default, Soex breached the Soex SPA and we are seeking return of the Shares from Soex in the lawsuit filed in July 2015.

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). We believe we have a strong case against Soex because of its breaches of the agreements, however, we cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Note 9. Subsequent Event

No material events have occurred after March 31, 2017 that requires recognition or disclosure in the financial statements except as follows:

On April 7, 2017, the Company entered into a Seventh Amendment of the Loan and Security Agreement with a related party, the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017.

On April 10, 2017 (“Signing Closing Date”), the Company entered into a Securities Purchase Agreement with a third-party lender. The agreement calls for the lender to purchase the Company’s Convertible Debentures in the aggregate principal amount of up to $500,000 for an aggregate purchase price $450,000. Under the terms of the agreement, the purchase of the debentures is structured into three separate transactions. The first purchase of $100,000 in aggregate principal, for a purchase price of $90,000 occurred upon consummation of the agreement on the Signing Closing Date; the second purchase of $135,000 in aggregate principal is to occur any time after thirty days following the Signing Closing Date of the agreement; the third purchase of $250,000 in aggregate principal is to occur any time after sixty days following the Signing Closing Date. Also under the terms of the agreement, a commitment fee is to be paid with a combination of proceeds from the sale and issuance of the Company’s common stock, as well as certain legal costs. Under the terms of the agreement, on the Signing Closing Date, the Company issued 750,000 shares of common stock and paid expenses from the sales proceeds of $5,000, for net proceeds received by the Company of $85,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017.

This Quarterly Report on Form 10-Q includes forward-looking statements identified by the use of words such as “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” and similar expressions or the negative of these words or other variation on these words or comparable terminology. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this Form 10-Q as well as in our Form 10-K filed with the Securities and Exchange Commission on April 17, 2017. There can be no assurance that the forward-looking statements contained in this Quarterly Report will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

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

Recent Developments

To expand our revenue generating opportunities, we began accepting orders for delivery of our first NanoClearTM product in the early 3rd quarter of 2016. The product is targeted to be used in the growing multi-billion-dollar industrial wastewater cleanup market. We constructed and continue to operate a pilot plant installed at a local county waste water treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has and continues to serve as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware as we commercially deploy NanoClearTM as well as make/test product upgrades. In 2016 we built a NanoClearTM water cleaning system demonstration unit that is currently functional in Beijing, China. The unit is showcasing our AqualyteTM based nanomaterial and engineered process to potential partners, key influencers, and end-users in the faster growing South East Asian market. This demonstration unit, with our other activities such as participating as a speaker or trade show vendor in large water industry trade shows (IE International Expo 2017), speaking at technical conferences (China Membrane Society’s 2017 Annual Innovation Forum), or processing potential client waste water samples in Beijing or Odessa to show off the many solid ROI based embodied in the NanoClearTM process.

In April 2015, we were prominently featured in an article in USA Today, emphasizing our commercialized nanotechnology as a potential solution for California’s water crisis and recent lead issues plaguing many U.S. cities, schools and homes. We began commercial sales in the third quarter of 2016 of the first NanoClearTM product (M2 – a membrane evaporator). If we are successful, we believe that we will begin to generate significant revenues from the sales of NanoClearTM products in China, the U.S. and then worldwide, including sales to Europe and India.

Through March 31, 2017, the Company shipped seventeen NanoClearTM systems of various sizes to customers focused on bringing on-line cost effective industrial waste water treatment systems to China and the US. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, while penetrating the growing US market. As each of these two markets begin to generate substantial revenues, Dais will then open its focus worldwide including sales to Europe and India. According to the Company’s NanoClearTM sales opportunities projections, revenues generated by the sales of NanoClearTM products are expected to be greater than those of ConsERVTM in 2017.

Shipments of Products to New Markets; New Manufacturing in China

In 2016, we began shipments and sales of ConsERVTM cores to Israel, added a distributor in the Philippines, and continued our shipments of ConsERVTM cores in China. We are working with targeted companies in the US, the European Union, and in Asia interested in buying and distributing ConsERVTM cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERVTM systems. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

Business and Infrastructure Development in China

With our qualified Chinese manufacturing company producing ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices we are growing the demand for this high-end product in areas of the world where air quality is challenged. Having ConsERVTM cores manufactured in Asia supports our objective of expanding our distribution in the Asian market, and at the same time is seemingly allowing lower projected lower costs and quicker order fulfillment.

On October 31, 2016, Dais entered into a Memorandum of Understanding with China State Construction Engineering Corporation (CSCEC) and Genertec America Inc. pursuant to which the three companies will cooperate on generating sales in China using Dais’s products and application expertise. CSCEC will use Dais’s AqualyteTM membrane to develop and preferentially promote a range of green applications and products for use in China. Dais has agreed to provide membrane to CSCEC along with technical support and information on product optimization. Dais will continue development work on its membrane to improve its performance and lower its cost. Genertec will be responsible for importing and exporting materials between CSCEC and Dais.

The CSCEC business opportunity was first presented to the Company when it was a participant in the 2015 Official Presidential Business Development Trade Mission to China.

On April 27, 2017 Dais entered into a three-year Cooperation Agreement with Beijing Geoenviron Technology and Engineering, Inc. a leader in providing advanced pollution prevention and treatment solutions in Mainland China, to distribute Dais’ NanoClearTM product for the treatment of aggressively contaminated industrial wastewater. Under the Agreement, BGE will use its well-established sales organization and distribution channels to actively promote and sell NanoClearTM membrane evaporators to treat wastewater in the petrochemical and electric power industries in Mainland China. BGE will establish a pilot project that will serve as an integral part of BGE’s marketing strategy for NanoClearTM and then purchase a minimum of sixteen systems during the three-year term of the Agreement. BGE will purchase membrane evaporators from Dais and design, procure and buildout the balance of the water pollution treatment systems with Dais providing guidance and support for NanoClearTM portion of the system.

NanoClearTM Funding to Continue - Research

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

These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material AqualyteTM.

Products

AqualyteTM Membrane

AqualyteTM membrane is the foundation of the Dais product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow and Kraton (formerly Shell Elastomers then part of Royal Dutch Shell). Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

Currently, one vendor creates the final membrane form of AqualyteTM used in ConsERV and NanoClear. We have, however, identified other entities making similar types of products and believe such entities and products may provide alternatives should one be required. As noted above, we are working on this project to lower our exposure as well as our costs.

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

PolyCoolTM

PolyCoolTM technology offers strategic advantages over existing cooling tower systems. The process water being cooled is separated from the air stream by a solid AqualyteTM nanotechnology membrane that establishes a selective barrier, allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system (similar to dry cooling technology) and initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while largely isolating the process water from the air stream. PolyCoolTM systems are expected to use less energy and water than a conventional cooling tower while reducing or eliminating the risk of spreading dangerous diseases. We are seeking a strategic partner who has the requisite skills to complement our nanomaterial expertise while developing this application and market access for distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	March 31,
	2017	2016
REVENUE
Sales	$21,376	$161,645
Royalty and license fees	-	51,419
	21,376	213,064
COST OF GOODS SOLD	21,020	110,501
GROSS MARGIN	356	102,563
OPERATING EXPENSES
Research and development, net of government grant proceeds of $119,906 and $148,638 for the three months ended March 31, 2017 and 2016, respectively	66,918	186,631
Selling, general and administrative	339,724	337,885
TOTAL OPERATING EXPENSES	406,642	524,516
LOSS FROM OPERATIONS	(406,286)	(421,953)
OTHER INCOME (EXPENSE)
Other income	-	32,338
Interest income	-	102
Interest expense	(67,989)	(242)
TOTAL OTHER INCOME (EXPENSE), NET	(67,989)	32,198
NET LOSS	$(474,275)	$(389,755)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $21,376 and $161,645 for the three months ended March 31, 2017, and 2016 respectively, a decrease of $140,269 or 87%. The decrease in product sales resulted from the termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products. Revenues from royalty and license fees were $0 and $51,419 for the three months ended March 31, 2017 and 2016, a decrease of $51,419 or 100%, primarily due to the recognition of the deferred revenue as licensing income from the termination of a licensing agreement with Multistack LLC.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $21,020 and $110,501 for the three months ended March 31, 2017 and 2016 respectively, a decrease of $89,481 or 81%. This reflects the decrease in sales volume to offset fixed costs.

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

Gross margin

Gross margin was 2% and 63% for the three months ended March 31, 2017 and 2016 respectively, a decrease of 99% the gross margin decrease is the result of a decrease in royalty and license fees resulting from the termination of the licensing agreement with Multistack LLC, resulting in not enough sales volume to adequately cover certain fixed costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $186,824 and $335,269 for the three months ended March 31, 2017 and 2016 respectively, a decrease of $148,445 or 44%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $119,906 and $148,638 for three months ended March 17, 2017 and 2016 respectively, a decrease of $28,732 or 19%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $339,724 and $337,885 for the three months ended March 31, 2017 and 2016 respectively, an increase of $1,839 or 1%.

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

The increase in selling, general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 resulted primarily from payroll costs offset by lower professional fees, recruiting fees and travel costs.

Net Loss

Net loss for the three months ended March 31, 2017 was $474,275 compared to a net loss of $389,755 for the three months ended March 31, 2016. The higher loss in the three months ended March 31, 2017 was the result of decreased sales and royalty and licensing fee revenue as a result of the termination of the licensing agreement with Multistack LLC, an increase in interest expense on the related-party note, partially offset by decreases in research and development expenses, net.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2017, we generated a net loss of $474,275 and have incurred significant losses since inception. As of March 31, 2017, we had an accumulated deficit of $44,138,761, a stockholders’ deficit of $2,395,695 and cash and cash equivalents of $4,927. We used $232,307 and $265,551 of cash from operations during the three months ended March 31, 2017 and 2016, respectively, which was funded primarily by proceeds from equity financings and debt from related parties. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2017 were $4,927 compared to $21,066 as of December 31, 2016. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $232,307 for the three months ended March 31, 2017 compared to $265,551 for the same period in 2016. The decrease in net cash used was primarily due to the net loss, increases in accounts payable and accrued expenses, and accrued compensation and related benefits partially offset by increases in prepaid expenses and other assets.

Net cash used by investing activities was $8,832 for the three months ended March 31, 2017 compared to $51,148 for the same period in 2016, driven by decreased spending on capital items.

Net cash provided by financing activities was $225,000 for the three months ended March 31, 2017 compared to $0 for the same period in 2016, resulting from loans from a related party.

Material Financing Transactions

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The Note has been subsequently amended and the current principal balance is $565,000, which is due on May 31, 2017.

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

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of March 31, 2017.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 22, 2017	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Timothy N. Tangredi
President and Chief Executive Officer
(Principal Financial and Accounting Officer)

