Form 10-Q
period 2017-06-30
DAIS ANALYTIC CORP
filed 2017-08-21
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There were 127,901,432 shares of the Registrant's $0.01 par value common stock outstanding as of August 20, 2017.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,675	$21,066
Accounts receivable, net	12,487	1,500
Other receivables	9,175	11,004
Inventory	89,020	77,599
Prepaid expenses	68,043	20,714
Total Current Assets	205,400	131,883
Property and equipment, net	112,282	131,003

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	120,758	118,115
Total Other Assets	125,538	122,895
TOTAL ASSETS	$443,220	$385,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $94,591 and $61,986 at June 30, 2017 and December 31, 2016, respectively	$560,171	$378,123
Accrued expenses, other	238,641	232,802
Customer deposits	23,580	-
Debt due to related party	-	45,400
Note payable to related party	585,000	340,000
Current portion of deferred revenue	7,741	7,741
Total Current Liabilities	1,415,133	1,004,066

LONG-TERM LIABILITIES:
Accrued compensation and related benefits	1,657,338	1,549,399
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	3,231	-
Derivative liabilities	505,383	-
Total Long-Term Liabilities	2,165,952	1,549,399
Total Liabilities	3,581,085	2,553,465

STOCKHOLDERS' DEFICIT
Common stock; $0.01 par value; 240,000,000 shares authorized; 128,158,645 and 121,300,077 shares issued; and 127,901,432 and 120,042,865 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1,281,587	1,213,001
Capital in excess of par value	42,132,756	41,745,913
Accumulated deficit	(45,090,096)	(43,664,486)
	(1,675,753)	(705,572)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(3,137,865)	(2,167,684)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$443,220	$385,781

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUE
Sales	$115,024	$202,264	$136,400	$363,908
Royalty and license fees	-	51,419	-	102,839
	115,024	253,683	136,400	466,747

COST OF GOODS SOLD	94,989	184,092	116,009	294,593

GROSS MARGIN	20,035	69,591	20,391	172,154

OPERATING EXPENSES
Research and development, net	96,102	90,980	163,020	277,611
Selling, general and administrative	560,679	520,921	900,403	858,806
TOTAL OPERATING EXPENSES	656,781	611,901	1,063,423	1,136,417

LOSS FROM OPERATIONS	(636,746)	(542,310)	(1,043,032)	(964,263)

OTHER INCOME (EXPENSE)
Other income	-	-	-	32,338
Interest expense, net income	(509,764)	(918)	(577,753)	(1,057)
Change in fair value of derivative liabilities	195,175	-	195,175	-
TOTAL OTHER (EXPENSE) INCOME, NET	(314,589)	(918)	(382,578)	31,281

NET LOSS	$(951,335)	$(543,228)	$(1,425,610)	$(932,982)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	126,431,653	119,542,864	123,636,375	119,910,996

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2016	121,300,077	$1,213,001	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)
Issuance of common stock for services, accrued expenses and debt cost	6,378,568	63,786	240,714	-	-	304,500
Issuance of common stock for settlement of accrued interest-related party	480,000	4,800	12,400	-	-	17,200
Issuance of debt warrants to related party	-	-	133,729	-	-	133,729
Net loss	-	-	-	(1,425,610)	-	(1,425,610)
Balance at June 30, 2017 (unaudited)	128,158,645	$1,281,587	$42,132,756	$(45,090,096)	$(1,462,112)	$(3,137,865)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,610)	$(932,982)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	2,997	-
Depreciation and amortization	32,727	43,059
Change in fair value of derivative liability	(195,175)	-
Non-cash interest expenses	363,807	-
Fair value of warrant issued for debt modification	133,729	-
Amortization of debt discount	39,484	-
Stock issued for finance cost	1,800	-
Stock compensation	180,000	163,294
(Increase) decrease in:
Accounts receivable	(10,987)	60,374
Inventory	(11,422)	(910)
Other receivables	-	(49,205)
Prepaid expenses/Other current assets	(45,499)	18,671
Increase (decrease) in:
Accounts payable and accrued expenses	182,048	(12,436)
Accrued related party	-	127,338
Accrued expenses	228,778	6,739
Customer Deposits	23,580	17,970
Deferred revenue	-	(59,839)
Net cash used in operating activities	(499,744)	(617,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(14,411)	(11,741)
Purchases of property and equipment	(2,237)	(33,572)
Net cash used in investing activities	(16,648)	(45,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	-
Proceeds from note payable- related party	245,000	150,000
Proceeds from note payable	277,000	-
Net cash provided by financing activities	522,000	150,000

Net increase (decrease) in cash and cash equivalents	5,608	(513,240)

Cash and cash equivalents, beginning of period	21,066	698,754
Cash and cash equivalents, end of period	$26,675	$185,514

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$119	$1,192
NON-CASH FINANCING ACTIVITIES
Treasury stock from investment in China operating company	$-	$(190,000)
Payment of accrued expense with note payable	$43,000	$-
Issuance of common stock for settlement of accrued expenses	$102,000	$-
Issuance of common stock for settlement of interest due to related party	$15,400	$-
Issuance of common stock for deferred debt issuance costs	$22,500	$-
Debt costs deducted from proceeds of notes	$16,750	$-
Initial derivative liability on note issuance	$700,558	$-
Issuance of warrants for debt modification	$133,729	$-
Debt discount on issuance of convertible note	$371,425	$-

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM, a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the aforementioned applications and is in various stages of development with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nanostructured based materials and some portion of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production.

The Company’s accompanying condensed financial statements are unaudited, but in the opinion of management reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2017.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2017, the Company generated a net loss of $1,425,610 and the Company has incurred significant losses since inception. As of June 30, 2017, the Company had an accumulated deficit of $45,090,096, a stockholders’ deficit of $3,137,865 and cash and cash equivalents of $26,675. The Company used $499,744 and $617,927 of cash from operations during the six months ended June 30, 2017 and 2016, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2017 and 2016, (b) the financial position at June 30, 2017 and December 31, 2016, and (c) the cash flows for the six month periods ended June 30, 2017 and 2016, have been made.

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

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,647 was recorded at June 30, 2017 and December 31, 2016, respectively.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectibilty is necessary at June 30, 2017 and December 31, 2016.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2017 and December 31, 2016, the Company had $68,041 and $72,059 of raw materials, $5,389 and $4,158 of in-process inventory, and $15,590 and $1,382 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2017 and December 31, 2016.

Note 3. Significant Accounting Policies (Continued)

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $10,456 and $16,603 for the three months ended and $20,958 and $33,002 for the six months ended June 30, 2017 and 2016, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,429 and $4,447 for the three months ended and $11,768 and $10,057 for the six months ended June 30, 2017 and 2016, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and six months ended June 30, 2017 and 2016.

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

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $108,672 and $252,997 for the three months ended and $295,496 and $588,266 for the six months ended June 30, 2017 and 2016, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $12,570 and $162,017 for the three months ended and $132,476 and $310,655 for the six months ended June 30, 2017 and 2016, respectively.

Stock issuance costs – Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ equity.

Common stock – The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition – The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2017 and December 31, 2016, which is included in accrued expenses, other.

Note 3. Significant Accounting Policies (Continued)

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 and $21,500 for the three months ended and $0 and $43,000 for the six months ended June 30, 2017 and 2016, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $0 and $29,919 for the three months ended and $0 and $59,839 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2013 through 2016 tax years remain open and subject to examination by the Internal Revenue Service.

Note 3. Significant Accounting Policies (Continued)

Derivative Liability – The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

Fair Value Measurements – The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 “Fair value Measurement and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2017:

	Fair Value at June 30,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$505,383	$-	$-	$505,383

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2017:

Balance at beginning of period	$-
Additions to derivative instruments	700,558
Gain on change in fair value of derivative liability	(195,175)
Balance at end of period	$505,383

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 28,487,916 and 25,790,416 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, respectively, because their effect is anti-dilutive.

Note 3. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements – There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Accrued expenses, other	$98,049	$127,653
Accrued warranty costs	91,531	91,531
Accrued interest	47,261	13,618
	$236,841	$232,802

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $24,396 in each of the six months ended June 30, 2017 and 2016, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2017 and December 31, 2016 of $1,563,946 and $1,485,609, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

Note 5. Related Party Transactions (Continued)

•

On February 21, 2017, the parties amended the Loan and Security Agreement (“Sixth Amendment”) whereby the principal amount was increased by $125,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase three million shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion). The Company is further obligated to issue 20,000 shares of $.01 par value common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at March 31, 2017.

•

On April 7, 2017, the parties amended the Loan and Security Agreement (“Seventh Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017. The Company is further obligated to issue 20,000 shares of $.01 par value common stock valued at $1,000. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at June 30, 2017.

•	On May 1, 2017, the parties amended the Loan and Security Agreement (“Eighth Amendment”) whereby the principal amount was increased by $20,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase two hundred and fifty thousand shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion).

•	On July 27, 2017, the partied amended the Loan and Security Agreement (“Ninth Amendment”) whereby the principal amount was increase by $80,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 31, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase two hundred and fifty thousand shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion).

The Company is using the proceeds of the Note and the First, Third, Fourth, Fifth, Sixth, Seventh, Eighth, and Ninth Amendments for working capital purposes.

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

Note 5. Related Party Transactions (Continued)

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

During the six months ended June 30, 2017 and during the year ended December 31, 2016, the Company entered into a series of amendments to the Loan and Security Agreement entered into with a related party. (See Note 5, Related Party Transaction for further discussion). Under the terms of those amendments the Company has issued an aggregate of 480,000 shares of common stock Valued at $17,200 out of which $15,400 was recorded against debt due to related party.

On November 30, 2016, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on December 1, 2016 and will continue for three months. The Company is to issue to the consultant $15,000 worth of restricted common stock per month based on the three-day average closing price per share of the month. All shares earned under the agreement are considered earned in full and beneficially owned as of November 30, 2016. On December 30, 2016, the Company issued 300,000 shares of common stock to the consultants in payment of the first month’s services. On January 17, 2017 and February 21, 2017 respectively, the Company issued each 300,000 shares of common stock in satisfaction of the consulting agreement total valued at $30,000 which was recorded against the debt due to related party.

On March 14, 2017, the Company issued 1,028,568 shares of common stock, valued at $72,000, in payment of accrued expenses relating to legal services.

On March 21, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, the Company issued 3,000,000 shares of common stock, valued at $150,000, on April 3, 2017 in satisfaction of the consulting agreement.

On April 1, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on April 1, 2017 and will continue for three months. The Company issued to the consultant 1,000,000 shares of common stock, valued at $30,000. All shares earned under the agreement are considered earned in full and beneficially owned as of May 9, 2017.

On April 24, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on April 21, 2017 and will continue for five months. The Company issued to the consultant 1,000,000 shares of common stock, valued at $30,000. All shares earned under the agreement are considered earned in full and beneficially owned as of June 30, 2017.

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

Note 6. Equity Transactions (Continued)

In the six months ended June 30, 2017, there were no options granted, 190,000 options expired/forfeited, and no options exercised. In the six months ended June 30, 2016, there were 2,340,000 granted and no options exercised.

The following table summarizes the information relating to outstanding stock option activity during the six months ended June 30, 2017:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	18,842,558	$0.25	5.06	$-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(190,000)	0.41	-
Outstanding at June 30, 2017	18,652,558	$0.25	4.64	$-
Exercisable at June 30, 2017	18,652,558	$0.25	4.64	$-

Stock compensation expense was $0 and $163,294 for the three and six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At June 30, 2017, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

For the six months ended June 30, 2017, the Company had issued as an inducement to modify the terms of a related party note, warrants exercisable into shares of common stock of the Company. The warrants provide for the purchase of an aggregate of 4,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period. Under the guidance of ASC 480 Debt and ASC 815 Derivatives and Hedging, the Company determined that the warrants are free-standing equity instruments classified as equity on the date of issuance. The warrants were recorded at their initial fair totaling $133,729, recorded as a discount to the carrying value of the related party note, which has been fully amortized to interest expense at June 30, 2017.

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Stock Purchases	9,832,358	4.46	$0.20

Note 7. Convertible Notes Payable

The Company’s convertible promissory noted at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Convertible notes payable, bearing zero rate of interest	$100,000	$-
Convertible note payable, bearing interest at 8%	135,713	-
Convertible note payable, bearing interest at 8%	135,713	-
Total	371,425	-
Unamortized debt discount	(331,941)	-
Unamortized deferred debt issuance cost	(36,253)	-
Total	3,231	-
Less: Current portion	-	-
Long term portion	3,231	-

On April 21, 2017, the Company issued a convertible note in the amount of $100,000. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a per share price of $0.03, subject to adjustment as provided in the note. The note matures on April 21, 2020. The note contained original issue discount of $10,000 which is being amortized over the life of the note. The Company has also incurred costs of $27,500 related to the note, consisting of $5,000 of legal costs and $22,500 for a commitment fee. These costs are also being amortized over the life of the note. The commitment fee was paid with 750,000 shares of common stock with a value of $22,500. The Company also recorded debt discount of $90,000 related to the embedded derivative, as described in Note 8, which is being amortized over the life of the note.

Note 7. Convertible Notes Payable (Continued)

On May 17, 2017, the Company issued two convertible notes, each with a face amount of $135,712.50. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on May 17, 2018. The notes contained original issue discount aggregating of $24,675 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $11,750 related to the notes. These costs are also being amortized over the life of the notes. The Company also recorded debt discount of $246,750 related to the embedded derivative, as described in Note 8 which is being amortized over the life of the note.

During the three months ended June 30, 2017, the Company amortized $39,484 of debt discount and $2,997 of debt costs to interest expense. At June 30, 2017 unamortized debt discount was $331,941 and unamortized debt costs were $36,253.

Note 8. Derivative Liabilities

The Company has identified certain embedded derivatives related to its convertible notes. Since the notes are convertible into a variable number of shares or have a price reset feature, the conversion features of those notes are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

April 2017 Note

The Company identified embedded derivatives related to the conversion features of the April 2017 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $99,106, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 301%; and (4) an expected life of 3 years. The initial fair value of the embedded debt derivative was allocated $90,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $9,106 charged to expense at issue date.

During the three months ended June 30, 2017, the Company recorded income of $33,067 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $66,040 at June 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 316%; and (4) an expected life of 2.83 years.

May 2017 Notes

The Company identified embedded derivatives related to the conversion features of the May 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the notes as $597,160, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.171%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 486%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $246,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $350,410 charged to expense at issue date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $4,291 for the three months ended June 30, 2017, and were charged to interest expense.

During the three months ended June 30, 2017, the Company recorded income of $162,108 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $439,343 at June 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.243%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 419%; and (4) an expected life of 10.5 months.

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

Subsequently, MG Energy entered a sublicense agreement with Multistack, LLC a Minnesota limited liability company (“Multistack”). For the six months ended June 30, 2017 and 2016, Multistack LLC accounted for approximately 0% and 68% of sales revenue, respectively.

On December 8, 2016, the Company, MG Energy, and Multistack, terminated the License and Supply Agreement (the “Agreement”), with mutual release. The License Agreement was terminated and all licenses, rights and obligations releasing all parties for any remaining services or payments.

At the date of termination of the License Agreement, the amount of deferred revenue was recognized as royalty revenue in December 2016, and accordingly, no accounts receivable was due from Multistack for the periods ended June 30, 2017 and December 31, 2016, respectively. Deferred revenue for this agreement was $0 at June 30, 2017 and December 31, 2016, respectively. The Company recognized royalty revenue of $0 and $20,282 at June 30, 2017 and 2016, respectively. The Company recognized license revenue of $0 and $48,334 at June 30, 2017 and 2016, respectively.

Note 10. Litigation

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

Note 10. Litigation (Continued)

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

Overview

Dais Analytic Corporation is a nanostructured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called AqualyteTM. The first commercial product is called ConsERVTM, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We are developing other nanostructured polymer technology applications including NanoAirTM, a water based no fluorocarbon refrigerant dehumidification, humidification, heating and cooling system. We believe our nanostructured polymer technology may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

To expand our revenue generating opportunities, we began accepting orders for delivery of our first NanoClearTM product in the early 3rd quarter of 2016. The product is targeted to be used in the growing multi-billion-dollar industrial wastewater cleanup market. We first constructed, and continue to operate, a pilot plant installed at a county waste water treatment facility in Florida that was commissioned in May 2013. This pilot was updated to the current generation of membrane evaporator in November 2016 as we improved the original technology. This site has and continues to serve as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware as we commercially deploy NanoClearTM as well as make/test product upgrades.

In 2016, we built a NanoClearTM water cleaning system demonstration unit that is currently functional in Beijing, China. The unit is showcasing our AqualyteTM based nanomaterial and engineered process to potential partners, key influencers, and end-users in the faster growing South East Asian market. This demonstration unit, with our other activities such as participating as a speaker or trade show vendor in large water industry trade shows (IE International Expo 2017), speaking at technical conferences (China Membrane Society’s 2017 Annual Innovation Forum), or processing potential client waste water samples in Beijing or Odessa to show off the many solid ROI-based opportunities embodied in the NanoClearTM process.

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

Through June 30, 2017, the Company shipped twenty-three NanoClearTM systems of various sizes to customers focused on bringing on-line cost effective industrial waste water treatment systems to China and the US. Our revenues in the second quarter of 2017 increased over 400% to $115,024 from the first quarter of 2017. We expect revenue growth from increased sales of ConsERVTM and NanoClearTM as well as other products discussed herein. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, while penetrating the growing US market. As each of these two markets begin to generate substantial revenues, Dais will then open its focus worldwide including sales to Europe and India. According to the Company’s NanoClearTM sales opportunities projections, revenues generated by the sales of NanoClearTM products are expected to be greater than those of ConsERVTM in 2017.

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

Business and Infrastructure Development in China

With our qualified Chinese manufacturing company producing ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices we are growing the demand for this high-end product in areas of the world where air quality is challenged. Having ConsERVTM cores manufactured in Asia supports our objective of expanding our distribution in the Asian market and is projected to lower costs and allow quicker order fulfillment.

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

On April 27, 2017, Dais entered into a three-year Cooperation Agreement with Beijing Geoenviron Technology and Engineering, Inc. a leader in providing advanced pollution prevention and treatment solutions in Mainland China, to distribute Dais’ NanoClearTM product for the treatment of aggressively contaminated industrial wastewater. Under the Agreement, BGE will use its well-established sales organization and distribution channels to actively promote and sell NanoClearTM membrane evaporators to treat wastewater in the petrochemical and electric power industries in Mainland China. BGE will establish a pilot project that will serve as an integral part of BGE’s marketing strategy for NanoClearTM and then purchase a minimum of sixteen systems during the three-year term of the Agreement. BGE will purchase membrane evaporators from Dais and design, procure and build out the balance of the water pollution treatment systems with Dais providing guidance and support for NanoClearTM portion of the system.

In 2017, we signed a multi-year supply agreement with Haier Group, of China, for our Aqualyte membrane. Haier has been testing Aqualyte and concluded that Aqualyte offers unique characteristics that would be beneficial if incorporated in a select group of their products. We expect to generate revenue from Haier starting in the third and fourth quarter of 2017.

In 2017, we signed a multi-year License and Supply agreement with Menred Group, Zhejiang province, China to provide its Aqualyte moisture transfer nanomaterial for use in a newer line of Menred energy recovery ventilators (ERV) to be sold into the growing Chinese heating, ventilation and air conditioning (HVAC) market. We expect to generate revenue from Menred starting in the fourth quarter of 2017.

NanoClearTM Funding to Continue Product Development

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear water cleaning technology for military use. The NanoClearTM funding project entitled "Non-Fouling Water Reuse Technologies" uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear's applications in separating clean water from contaminated waste streams, potentially beginning as early as the fourth quarter of 2017.

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

Introduction of New Version of AqualyteTM Membrane Technology

We are preparing to release Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nanomaterial. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the ConsERVTM and NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClearTM, a high-performance contaminated water clearing process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. One nanometer is one-millionth of a millimeter. A single human hair is around 80,000 nanometers in width. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently.

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

ConsERVTM

We continue widening the channels of commercialization for the ConsERVTM product. ConsERVTM is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERVTM generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nanotechnology polymer which has been formed into a full enthalpy heat exchanger core. The nanotechnology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

In addition to applications in the residential, commercial and industrial building market, we have been working with a major European automotive firm to bring the benefits of ConsERVTM to the transportation market. Initial testing has been very encouraging. ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products by Multistack LLC and related entities.

Our ConsERVTM product has been the primary focus of our resources and commercialization efforts. When compared to similar competitive products, we believe, based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERVTM maintains an industry leading position in the management of latent heat.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2017	2016
REVENUE
Sales	$115,024	$202,264
Royalty and license fees	-	51,419
	115,024	253,683
COST OF GOODS SOLD	94,989	184,092
GROSS MARGIN	20,035	69,591
OPERATING EXPENSES
Research and development, net	96,102	90,980
Selling, general and administrative	560,679	520,921
TOTAL OPERATING EXPENSES	656,781	611,901
LOSS FROM OPERATIONS	(636,746)	(542,310)
OTHER INCOME (EXPENSE)
Other income	-	-
Interest expense, net income	(509,764)	(918)
Change in fair value of derivative liabilities	195,175	-
TOTAL OTHER EXPENSE, NET	(314,589)	(918)
NET LOSS	$(951,335)	$(543,228)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $115,024 and $202,264 for the three months ended June 30, 2017 and 2016, a decrease of $87,240 or 43%. The decrease in product sales resulted from the termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products. Revenues from royalty and license fees were $0 and $51,419 for the three months ended June 30, 2017 and 2016, primarily due to the recognition of all remaining deferred revenue in 2016 as licensing income from the termination of a licensing agreement with Multistack LLC.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $94,989 and $184,092 for the three months ended June 30, 2017 and 2016, a decrease of $89,103 or 48%. This reflects the decrease in sales volume to offset fixed costs.

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

Gross margin

Gross margin from the sales of products was 17.4% and 9.0% for the three months ended June 30, 2017 and 2016. The gross margin increase is the result of the sales of higher-margin products.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $108,672 and $252,997 for the three months ended June 30, 2017 and 2016, a decrease of $144,325 or 57%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $12,570 and $162,017 for three months ended June 30, 2017 and 2016, a decrease of $149,447 or 92%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $560,679 and $520,921 for the three months ended June 30, 2017 and 2016, an increase of $39,758 or 8%.

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

The increase in selling, general and administrative expenses for the three months ended June 30, 2017 compared to the same period in 2016 resulted primarily from payroll costs offset by lower professional fees, recruiting fees and travel costs.

Net Loss

Net loss for the three months ended June 30, 2017 was $951,335 compared to a net loss of $543,228 for the three months ended June 30, 2016. The higher loss in the three months ended June 30, 2017 was the result of decreased sales and royalty and licensing fee revenue as a result of the termination of the licensing agreement with Multistack LLC and an increase in interest expense on the related-party note partially offset by a favorable change in the fair value of derivatives.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

The following table set forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2017	2016
REVENUE
Sales	$136,400	$363,908
Royalty and license fees	-	102,839
	136,400	466,747
COST OF GOODS SOLD	116,009	294,593
GROSS MARGIN	20,391	172,154
OPERATING EXPENSES
Research and development, net	163,020	277,611
Selling, general and administrative	900,403	858,806
TOTAL OPERATING EXPENSES	1,063,423	1,136,417
LOSS FROM OPERATIONS	(1,043,032)	(964,263)
OTHER INCOME (EXPENSE)
Other income	-	32,338
Interest expense, net income	(577,753)	(1,057)
Change in fair value of derivative liabilities	195,175	-
TOTAL OTHER (EXPENSE) INCOME, NET	(382,578)	31,281
NET LOSS	$(1,425,610)	$(932,982)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $136,400 and $363,908 for the six months ended June 30, 2017 and 2016, a decrease of $233,509 or 63%. The decrease in product sales resulted from a 44% decrease in ConsERVTM sales in 2016 offset by new sales of NanoClear evaporators. Revenues from royalty and license fees were $0 and $102,839 for the six months ended June 30, 2017 and 2016, primarily due to the recognition of all remaining deferred revenue in 2016 as licensing income from the termination of a licensing agreement with Multistack LLC.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $116,009 and $294,593 for the six months ended June 30, 2017 and 2016, a decrease of $178,584 or 61%. This reflects the decline in ConsERVTM core sales offset by increased costs of producing the new NanoClearTM evaporators.

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

Gross margin

Gross margin was 14.9% and 19.0% for the six months ended June 30, 2017 and 2016 due the decline in ConsERVTM sales.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $295,496 and $588,266 for the six months ended June 30, 2017 and 2016, a decrease of $292,770 or 50%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $132,476 and $310,655 for six months ended June 30, 2017 and 2016, a decrease of $178,179 or 57%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $900,403 and $858,806 for the six months ended June 30, 2017 and 2016, an increase of $41,596 or 5%.

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

The increase in selling, general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 resulted primarily from consulting and financing activities, partially offset by lower payroll, insurance and utility costs.

Net Loss

Net loss for the six months ended June 30, 2017 was $1,425,610 compared to a net loss of $932,982 for the six months ended June 30, 2016. The higher loss in the six months ended June 30, 2017 was primarily the result of lower gross margin and financing activities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2017, we generated a net loss of $1,425,610 and have incurred significant losses since inception. As of June 30, 2017, we had an accumulated deficit of $45,090,096, a stockholders’ deficit of $3,137,865 and cash and cash equivalents of $26,675. We used $499,744 and $617,927 of cash from operations during the six months ended June 30, 2017 and 2016, respectively, which was funded primarily by proceeds from equity financings. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our ability to obtain additional sources of cash flow given the structural growth in 2016 in manufacturing and newer products both in ConsERVTM (newer core types, move into complete ERV systems in China) and NanoClearTM (M2) is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of June 30, 2017 were $26,675 compared to $21,066 as of December 31, 2016. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $499,744 for the six months ended June 30, 2017 compared to $617,927 for the same period in 2016. The decrease in net cash used was primarily due to a decrease in non-cash working capital partially offset by a higher net loss which included increased non-cash financing costs.

Net cash used by investing activities was $16,648 for the six months ended June 30, 2017 compared to $45,313 for the same period in 2016, driven by decreased spending on capital items.

Net cash provided by financing activities was $522,000 for the six months ended June 30, 2017 compared to $150,000 for the same period in 2016, resulting from loans from a related party and convertible notes.

Financing and Capital Transactions

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The Note has been subsequently amended and the current principal balance is $665,000, which is due on August 31, 2017.

On April 21, 2017, the Company issued a convertible note in the amount of $100,000. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a per share price of $0.03, subject to adjustment as provided in the note. The note matures on April 21, 2020. The note contained original issue discount of $10,000 which is being amortized over the life of the note. The Company has also incurred costs of $27,500 related to the note, consisting of $5,000 of legal costs and $22,500 for a commitment fee. These costs are also being amortized over the life of the note. The commitment fee was paid with 750,000 shares of common stock with a value of $22,500.

On May 17, 2017, the Company issued two convertible notes, each with a face amount of $135,712.50. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on May 17, 2018. The notes contained original issue discount aggregating of $24,675 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $11,750 related to the notes. These costs are also being amortized over the life of the notes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Financial Statements––Note 8. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: August 21, 2017	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Financial and Accounting Officer)

