Form 10-Q
period 2017-09-30
DAIS ANALYTIC CORP
filed 2017-11-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There were 133,251,432 shares of the Registrant’s $0.01 par value common stock outstanding as of November 13, 2017.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,318	$21,066
Accounts receivable, net	1,126	1,500
Other receivables	-	11,004
Inventory	144,972	77,599
Prepaid expenses	34,695	20,714
Total Current Assets	207,111	131,883
Property and equipment, net	101,926	131,003
OTHER ASSETS:
Deposits	5,080	4,780
Patents, net	118,701	118,115
Total Other Assets	123,781	122,895
TOTAL ASSETS	$432,818	$385,781

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $108,092 and $61,986 at September 30, 2017 and December 31, 2016, respectively.	$584,225	$378,123
Accrued expenses, other	292,928	232,802
Accrued compensation and related benefits	1,705,303	1,549,399
Customer deposits	152,219	-
Debt due to related party	-	45,400
Note payable to related party	745,000	340,000
Current portion of deferred revenue	-	7,741
Derivative liabilities	504,657	-
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	84,649	-
Total Current Liabilities	4,068,981	2,553,465
Total Liabilities	4,068,981	2,553,465
STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value 240,000,000 shares authorized, 128,158,645 and 121,300,077 shares issued, and 126,901,432 And 120,042,865 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,281,587	1,213,001
Capital in excess of par value	42,211,484	41,745,913
Accumulated deficit	(45,667,122)	(43,664,486)
	(2,174,051)	(705,572)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(3,636,163)	(2,167,684)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$432,818	$385,781

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE
Sales	$112,686	$52,374	$249,086	$416,282
Royalty and license fees	-	51,419	-	154,258
Total Revenue	112,686	103,793	249,086	570,540

COST OF GOODS SOLD	91,767	55,272	207,776	349,865

GROSS MARGIN	20,919	48,521	41,310	220,675

OPERATING EXPENSES
Research and development, net	66,053	64,364	229,074	341,975
Selling, general and administrative	341,082	346,000	1,241,484	1,204,806
TOTAL OPERATING EXPENSES	407,135	410,364	1,470,558	1,546,781

LOSS FROM OPERATIONS	(386,216)	(361,843)	(1,429,248)	(1,326,106)

OTHER INCOME (EXPENSE)
Other income	-	-	-	32,338
Interest expense, net income	(200,117)	(6,067)	(777,870)	(7,124)
Change in fair value of derivatives liabilities	9,307	-	204,482	-
TOTAL OTHER (EXPENSE) INCOME, NET	(190,810)	(6,067)	(573,388)	25,214

NET LOSS	$(577,026)	$(367,910)	$(2,002,636)	$(1,300,892)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	127,901,432	119,542,864	124,792,864	119,787,390

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2016	121,300,077	$1,213,001	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)
Issuance of common stock for services, accrued expenses and debt cost	6,378,568	63,786	240,714	-	-	304,500
Issuance of common stock for settlement of accrued interest related party	480,000	4,800	12,400	-	-	17,200
Issuance of debt warrants to related party	-	-	212,457	-	-	212,457
Net loss	-	-	-	(2,002,636)	-	(2,002,636)
Balance at September 30, 2017 (unaudited)	128,158,645	$1,281,587	$42,211,484	$(45,667,122)	$(1,462,112)	$(3,636,163)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,002,636)	$(1,300,892)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	8,226	-
Depreciation and amortization	47,288	59,553
Change in fair value of derivative liability	(204,482)	-
Non-cash interest expenses	372,389	-
Fair value of warrant issued for debt modification	212,457	-
Amortization of debt discount	115,673	-
Stock issued for finance cost	1,800	-
Stock compensation	180,000	163,294
(Increase) decrease in:
Accounts receivable	374	48,989
Inventory	(67,373)	11,599
Other receivables	-	33,411
Prepaid expenses/Other current assets	(3,277)	10,617
Increase (decrease) in:
Accounts payable	206,102	(284)
Accrued related party	-	179,102
Accrued expenses	331,030	42,638
Customer Deposits	152,219	30,477
Deferred revenue	(7,741)	(82,019)
Net cash used in operating activities	(657,951)	(803,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(16,560)	(15,085)
Purchases of property and equipment	(2,237)	(33,572)
Net cash used in investing activities	(18,797)	(48,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable, related party	-	-
Proceeds from note payable -related party	405,000	250,000
Proceeds from note payables	277,000	-
Net cash provided by financing activities	682,000	250,000

Net increase (decrease) in cash and cash equivalents	5,252	(602,172)

Cash and cash equivalents, beginning of period	21,066	698,754
Cash and cash equivalents, end of period	$26,318	$96,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$119	$1,808
NON-CASH FINANCING ACTIVITIES
Treasury stock from investment in China operating company	$-	$(190,000)
Payment of accrued expense with note payable	$43,000	$-
Issuance of common stock for settlement of accrued expenses	$102,000	$-
Issuance of common stock for settlementof interest due to related party	$15,400	$-
Issuance of common stock for deferred debt issuance costs	$22,500	$-
Debt costs deducted from proceeds of notes	$16,750	$-
Initial derivative liability on note issuance	$709,140	$-
Issuance of warrants for debt modification	$212,457	$-
Debt discount on issuance of convertible note	$371,425	$-

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2017. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2017.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2017, the Company generated a net loss of $2,002,636 and the Company has incurred significant losses since inception. As of September 30, 2017, the Company had an accumulated deficit of $45,667,122, a stockholders’ deficit of $3,636,163 and cash and cash equivalents of $26,318. The Company used $657,951 and $803,515 of cash from operations during the nine months ended September 30, 2017 and 2016, respectively, which was funded primarily by proceeds from equity financings and borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2017 and 2016, (b) the financial position at September 30, 2017 and December 31, 2016, and (c) the cash flows for the nine month periods ended September 30, 2017 and 2016, have been made.

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

Accounts receivable – Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debt based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,647 was recorded at September 30, 2017 and December 31, 2016, respectively.

Other receivables – Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 – Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for uncollectability is necessary at September 30, 2017 and December 31, 2016.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2017 and December 31, 2016, the Company had $124,573 and $72,059 of raw materials, $5,444 and $4,158 of in-process inventory, and $14,955 and $1,382 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2017 and December 31, 2016.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $10,356 and $10,526 for the three months ended and $31,314 and $43,528 for the nine months ended September 30, 2017 and 2016, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $4,206 and $5,967 for the three months ended and $15,974 and $16,024 for the nine months ended September 30, 2017 and 2016, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Long-lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the three and nine months ended September 30, 2017 and 2016.

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

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $80,891 and $208,899 for the three months ended and $376,388 and $797,165 for the nine months ended September 30, 2017 and 2016, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $14,838 and $144,535 for the three months ended and $147,314 and $455,190 for the nine months ended September 30, 2017 and 2016, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2017 and December 31, 2016, which is included in accrued expenses, other.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 and $21,500 for the three months ended and $0 and $64,500 for the nine months ended September 30, 2017 and 2016, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $0 and $29,919 for the three months ended and $0 and $89,758 for the nine months ended September 30, 2017 and 2016, respectively.

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

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of the Company's financial liabilities as of September 30, 2017:

	Fair Value at September 30,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$504,657	$-	$-	$504,657

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2017:

Balance at beginning of period	$-
Additions to derivative instruments	709,139
Gain on change in fair value of derivative liability	(204,482)
Balance at end of period	$504,657

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 35,487,916 and 25,790,416 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively, because their effect is anti-dilutive.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Accrued expenses, other	$126,798	$127,653
Accrued warranty costs	91,531	91,531
Accrued interest	74,599	13,618
	$292,928	$232,802

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended and $36,594 in each of the nine months ended September 30, 2017 and 2016, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2017 and December 31, 2016 of $1,591,978 and $1,485,609, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

•

On September 7, 2016, the parties amended the Loan and Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 200,000 shares of $0.01 par value common stock in accordance with the terms of the First Amendment. As consideration for the modification to the Maturity Date of the Note, the Company was obligated to issue 20,000 shares of $0.01 par value common stock which were issued on February 8, 2017.

•

On October 30, 2016, the parties amended the Loan and Security Agreement (“Second Amendment”) whereby the maturity date of the Note was amended to December 31, 2016. As consideration for the modification to the Maturity Date of the Note, the Company was obligated to issue 20,000 shares of $0.01 par value common stock.

•

On November 28, 2016, the parties amended the Loan and Security Agreement (“Third Amendment”) whereby the principal amount was increased by $60,000, the minimum interest payment was increased to $9,000, and the Maturity Date of the Note was extended to January 20, 2017. In addition, the Company is obligated to issue 200,000 shares of $0.01 par value common stock in accordance with the terms of the Third Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $0.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued on February 8, 2017.

•

On December 27, 2016, the parties amended the Loan and Security Agreement (“Fourth Amendment”) whereby the principal amount was increased by $30,000, the minimum interest payment was increased to $11,000, and the Maturity Date of the Note was extended to February 15, 2017. In addition, the Company is obligated to issue 200,000 shares of $0.01 par value common stock in accordance with the terms of the Fourth Amendment. As consideration for the modification to the Maturity Date of the Note, the Company is obligated to issue 20,000 shares of $0.01 par value common stock. Both obligations to issue shares of common stock are recorded as interest expense and in current liabilities at December 31, 2016. The 220,000 shares of common stock were issued on February 8, 2017.

•

On February 3, 2017, the parties amended the Loan and Security Agreement (“Fifth Amendment”) whereby the principal amount was increased by $100,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) March 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion). The Company is further obligated to issue 20,000 shares of $0.01 par value common stock. The obligations to issue shares of common stock were recorded as interest expense and current liabilities. The 20,000 shares of common stock were issued on March 14, 2017.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions (Continued)

•

On February 21, 2017, the parties amended the Loan and Security Agreement (“Sixth Amendment”) whereby the principal amount was increased by $125,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 15, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 3,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion). The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at March 31, 2017.

•

On April 7, 2017, the parties amended the Loan and Security Agreement (“Seventh Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,000. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at June 30, 2017.

•

On May 1, 2017, the parties amended the Loan and Security Agreement (“Eighth Amendment”) whereby the principal amount was increased by $20,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 31, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion).

•

On July 27, 2017, the parties amended the Loan and Security Agreement (“Ninth Amendment”) whereby the principal amount was increase by $80,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 31, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion).

•

On August 28, 2017, the parties amended the Loan and Security Agreement (“Tenth Amendment”) whereby the principal amount was increase by $80,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 22, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period (see Note 6 – Equity Transactions for further discussion).

The Company is using the proceeds of the Note and the First, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth and Tenth Amendments for working capital purposes.

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

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions (Continued)

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion.

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

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation. Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 of common stock at $0.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31,2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). The Company’s plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and are cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the three-month period ended March 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s 2015 financial statements for the period from December 1, 2015 through March 7, 2016 because the Company and Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast.

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

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Equity Transactions (Continued)

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

During the nine months ended September 30, 2017 and during the year ended December 31, 2016, the Company entered into a series of amendments to the Loan and Security Agreement entered into with a related party. (See Note 5, Related Party Transaction for further discussion). Under the terms of those amendments the Company has issued an aggregate of 480,000 shares of common stock valued at $17,200 out of which $15,400 was recorded against debt due to related party.

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

In the nine months ended September 30, 2017, there were no options granted, 1,150,000 options expired/forfeited, and no options exercised. In the nine months ended September 30, 2016, there were 2,340,000 granted, 1,305,000 options expired/forfeited, and no options exercised. The Plans permit grants of options to purchase commons shares authorized and approved by the Company’s Board of Directors.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Equity Transactions (Continued)

The following table summarizes the information relating to outstanding stock option activity during the nine months ended September 30, 2017:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	18,842,558	$0.25	5.06	$-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,150,000)	0.41	-
Outstanding at September 30, 2017	17,692,558	$0.25	4.64	$-
Exercisable at September 30, 2017	17,692,558	$0.25	4.64	$-

Stock compensation expense was $0 for the three months ended and $0 and $163,294 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and 2016, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At September 30, 2017, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with stock purchases. Information relating to these warrants is summarized as follows:

For the nine months ended September 30, 2017, the Company had issued as an inducement to modify the terms of a related party note, warrants exercisable into shares of common stock of the Company. The warrants provide for the purchase of an aggregate of 11,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period. Under the guidance of ASC 480 Debt and ASC 815 Derivatives and Hedging, the Company determined that the warrants are free-standing equity instruments classified as equity on the date of issuance. The warrants were recorded at their initial fair totaling $212,457, recorded as a discount to the carrying value of the related party note, which has been fully amortized to interest expense at September 30, 2017.

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Stock Purchases	16,835,358	6.57	$0.12

Note 7. Convertible Notes Payable

The Company’s convertible promissory noted at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Convertible notes payable, bearing zero rate of interest	$100,000	$-
Convertible note payable, bearing interest at 8%	135,713	-
Convertible note payable, bearing interest at 8%	135,713	-
Total	371,425	-
Unamortized debt discount	(255,752)	-
Unamortized deferred debt issuance cost	(31,024)	-
Total	84,649	-
Current portion	84,649	-

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Convertible Notes Payable (Continued)

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

On May 17, 2017, the Company issued two convertible notes, each with a face amount of $135,712. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on May 17, 2018. The notes contained original issue discount aggregating of $24,675 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $11,750 related to the notes. These costs are also being amortized over the life of the notes. The Company also recorded debt discount of $246,750 related to the embedded derivative, as described in Note 8 which is being amortized over the life of the note.

During the three months ended September 30, 2017, the Company amortized $76,190 of debt discount and $5,229 of debt issue costs to interest expense. During the nine months ended September 30, 2017, the Company amortized $115,673 of debt discount and $8,226 of debt issue costs to interest expense. At September 30, 2017, unamortized debt discount was $255,752 and unamortized debt issue costs were $31,024.

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

April 2017 Note

The Company identified embedded derivatives related to the conversion features of the April 2017 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $99,106, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 301%; and (4) an expected life of 3 years. The initial fair value of the embedded debt derivative was allocated $90,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $9,106 charged to expense at issue date as non-cash interest expenses.

During the three and nine months ended September 30, 2017, the Company recorded expense of $223 and income of $32,844, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $66,262 at September 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.62%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 349%; and (4) an expected life of 2.58 years.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Derivative Liabilities (Continued)

May 2017 Notes

The Company identified embedded derivatives related to the conversion features of the May 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the notes as $597,160, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.171%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 486%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $246,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $350,410 charged to expense at issue date as non-cash interest expenses.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $8,582 and $12,873 for the three and nine months ended September 30, 2017, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2017, the Company recorded income of $9,530 and $171,638 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $438,395 at September 30, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 447%; and (4) an expected life of 7.5 months.

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

Subsequently, MG Energy entered a sublicense agreement with Multistack, LLC a Minnesota limited liability company (“Multistack”). For the nine months ended September 30, 2017 and 2016, Multistack LLC accounted for approximately 0% and 62% of sales revenue, respectively.

On December 8, 2016, the Company, MG Energy, and Multistack, terminated the License and Supply Agreement (the “Agreement”), with mutual release. The License Agreement was terminated and all licenses, rights and obligations releasing all parties for any remaining services or payments.

At the date of termination of the License Agreement, the amount of deferred revenue was recognized as royalty revenue in December 2016, and accordingly, no accounts receivable was due from Multistack for the periods ended September 30, 2017 and December 31, 2016, respectively. Deferred revenue for this agreement was $0 at September 30, 2017 and December 31, 2016, respectively. The Company recognized license revenue of $0 and $29,919 at September 30, 2017 and 2016, respectively.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Litigation

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

On April 24, 2014, the Company entered into a Distribution Agreement (the “Distribution Agreement”), with Soex to distribute certain of the Company’s products in China. As reported in the Company’s Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, the Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it had not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As first reported in the Company’s Form 10-Q for the quarter ended June 30, 2015, the Company began pursuing legal action against Soex for breach of the Soex SPA and Distribution Agreement. On July 8, 2015, the Company filed a lawsuit in state courts in Florida against Soex and Zan.

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

Because of the material breaches, the Company terminated the Distribution Agreement. As provided in Section 14(e) of the Distribution Agreement, the Company has the right to enforce any obligation due to it by the Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to the Company 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither the Company nor Soex shall be liable for compensation, reimbursement, or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made, or in connection with the establishment, development or maintenance of the business.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Litigation (Continued)

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

The litigation has been moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). The Company believes it has a strong case against Soex because of its breaches of the agreements, however, the Company cannot make any predictions about the success of its action against Soex or whether or not Soex will have the assets to satisfy any judgment.

Note 11. Subsequent Event

No material events have occurred after September 30, 2017 that requires recognition or disclosure in the financial statements except as follows:

On October 18, 2017, the Company entered into a Eleventh Amendment of the Loan and Security Agreement with a related party (described in Note 5), whereby the principal amount was increase by $210,000, and the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 16, 2017. As consideration for the additional proceeds and modification of the Maturity Date the Company issued to the related party a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period.

On October 19, 2017, the Company redeemed the April 17, 2017 convertible note described in Note 7. The redemption payment was $130,000, representing the outstanding principal amount of $100,000 plus a redemption premium payment of $30,000. The Securities Purchase Agreement is considered fulfilled by both parties.

On October 27, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on October 27, 2017 and will continue for three months. The Company issued to the consultant 6,350,000 shares of common stock, valued at $190,500. All shares issued under the agreement are considered earned in full and beneficially owned as of October 27, 2017.

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

In March 2002, we sold substantially all of our fuel cell assets to a large U.S. oil company for a combination of cash and the assumption by such company of certain of our obligations. After we sold a substantial portion of our fuel cell assets, we focused on expanding our nanostructured polymer platform, having already identified the Energy Recovery Ventilator (“ERV”) application as our first commercial product.

Recent Developments

NanoClearTM Product Development and Commercialization

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

In 2016, we built a NanoClearTM water cleaning system demonstration unit that is currently functional in Shanghai, China. The unit is showcasing our AqualyteTM based nanomaterial and engineered process to potential partners, key influencers, and end-users in the faster growing South East Asian market. This demonstration unit, with our other activities such as participating as a speaker or trade show vendor in large water industry trade shows (IE International Expo 2017), speaking at technical conferences (China Membrane Society’s 2017 Annual Innovation Forum), or processing potential client waste water samples in Beijing or Odessa to show off the many solid ROI-based opportunities embodied in the NanoClearTM process.

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

Through September 30, 2017, the Company shipped thirty NanoClearTM systems of various sizes to customers focused on bringing on-line cost effective industrial waste water treatment systems to China and the US. Our revenues in the third quarter of 2017 increased over 200% to a total of $249,086 from the second quarter of 2017. We expect revenue growth from increased sales of ConsERVTM and NanoClearTM as well as other products discussed herein. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, while penetrating the growing US market. As each of these two markets begin to generate substantial revenues, Dais will then open its focus worldwide including sales to Europe and India. According to the Company’s NanoClearTM sales opportunities projections, revenues generated by the sales of NanoClearTM products are expected to be greater than those of ConsERVTM in 2017.

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

On April 27, 2017, Dais entered into a three-year Cooperation Agreement with Beijing Geoenviron Technology and Engineering, Inc. (BGE), a leader in providing advanced pollution prevention and treatment solutions in Mainland China, to distribute Dais’ NanoClearTM product for the treatment of aggressively contaminated industrial wastewater. Under the Agreement, BGE will use its well-established sales organization and distribution channels to actively promote and sell NanoClearTM membrane evaporators to treat wastewater in the petrochemical and electric power industries in Mainland China. BGE will establish a pilot project that will serve as an integral part of BGE’s marketing strategy for NanoClearTM and then purchase a minimum of sixteen systems during the three-year term of the Agreement. BGE will purchase membrane evaporators from Dais and design, procure and build out the balance of the water pollution treatment systems with Dais providing guidance and support for NanoClearTM portion of the system.

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

NanoClearTM Funding to Continue Product Development

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClear water cleaning technology for military use. The NanoClearTM funding project entitled “Non-Fouling Water Reuse Technologies” uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams, potentially beginning as early as the fourth quarter of 2017.

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (DOE) to further commercialize the heating, ventilation, and air-conditioning (HVAC) membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1,500,000 of which we will receive $700,000. The project will build and test a full-size rooftop unit with 7.5 tons of refrigeration capacity. Project testing will take place at the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 50 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Introduction of New Version of AqualyteTM Membrane Technology

We are preparing to release Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nanomaterial. Key additions found in V4 include integrated web casting and the availability of material in wider roll widths. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the ConsERVTM and NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClearTM, a high-performance contaminated water cleaning process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

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

We have been working with an automotive Original Equipment Manufacturer on a product utilizing Aqualyte™ to be sold to the transportation market. Testing has been completed and the product is being commercialized.

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

The experience and generated data from the pilot facility combined with manufacturing techniques and improvements pioneered by Dais formed the ME2 generation of AqualyteTM based membrane evaporators released to the market in the 3rd quarter of 2016.Currently, Dais is testing a next-generation membrane evaporator for release in the 4th quarter of 2017 as the ME3 series of membrane evaporators. This product is anticipated to provide increased performance and application flexibility in a variety of applications.

We worked with partners at China Electronics Technology Group Corporation (CETC), and the China Research Academy for the Environmental Services (CRAES) to build and commission a self-contained NanoClearTM sales demonstration tool. This unit entered operation in the third quarter of 2016 and in December was shown to a group of over 30 interested China companies. In the second quarter of 2017 the unit was moved to its current location in Shanghai, where it allows us to bring in potential customers in one of the largest water treatment markets in the world for a sales demonstration of a fully functional, aesthetically pleasing NanoClearTM system as well as using it to test potential customer’s feed water. The Company has, and continues to generate revenues from showing this demonstration unit. Follow up activity is ongoing to build a larger pilot installation featuring commercially available M3 membrane evaporators. This system is expected to be located at an industrial partner’s location in China, where it will demonstrate continuous treatment of an actual customer’s wastewater with a commercial product that is currently offered for sale.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather, or humidify and heat air in cold weather. This NanoAirTM application may be capable of replacing a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental heating, cooling, humidification and dehumidification operation of this evolving product. The NanoAirTM product is in the middle stage of prototype development. Since October 1, 2010, we have been working with the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using AqualyteTM polymer membranes to selectively transfer moisture. The Advanced Research Projects Agency – Energy (ARPA-E) branch of the DOE awarded up to $681,322 in initial federal funding to Dais, provided we contributed a 20% cost share (up to $171,500) towards the total project cost of $852,822. ARPA-E provided a second award of up to $800,000 in federal funding on May 1, 2013, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goal of testing a membrane dehumidifier which met project performance targets.

The Building Technology Office (BTO) of the DOE’s Office of Energy Efficiency and Renewable Energy (EERE), provided a third award with up to $700,000 in federal funding, provided we contribute a 20% cost share toward the proposed total project cost of $1,500,000 ($500,000 in federal funding is provided directly to project partners at the Oak Ridge National Laboratory, a federally funded research and development center). We are currently working with select potential original equipment manufacturers and engineers at Oak Ridge to produce a 7.5 ton roof-top unit prototype that moves NanoAirTM toward commercialization and revenue generation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2017	2016
REVENUE
Sales	$112,686	$52,374
Royalty and license fees	-	51,419
	112,686	103,793
COST OF GOODS SOLD	91,767	55,272
GROSS MARGIN	20,919	48,521
OPERATING EXPENSES
Research and development, net	66,053	64,364
Selling, general and administrative	341,082	346,000
TOTAL OPERATING EXPENSES	407,135	410,364
LOSS FROM OPERATIONS	(386,216)	(361,843)
OTHER INCOME (EXPENSE)
Other income	-	-
Interest expense, net income	(200,117)	(6,067)
Change in fair value of derivative liabilities	9,307	-
TOTAL OTHER EXPENSE, NET	(190,810)	(6,067)
NET LOSS	$(577,026)	$(367,910)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $112,686 and $52,374 for the three months ended September 30, 2017 and 2016, an increase of $60,312 or 115%. The increase in product sales resulted from the sale of membrane material and increased orders for ConsERV. Revenues from royalty and license fees were $0 and $51,419 for the three months ended September 30, 2017 and 2016, primarily due to the recognition of all remaining deferred revenue in 2016 as licensing income from the termination of a licensing agreement with Multistack LLC.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $91,767 and $55,272 for the three months ended September 30, 2017 and 2016, an increase of $36,495 or 66%. This reflects the increased cost of certain inventory materials.

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

Gross margin

Gross margin from the sales of products was 19% and 47% for the three months ended September 30, 2017 and 2016. The gross margin decrease reflects the royalty and licensing fees received during the 2016 period.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $80,891 and $208,899 for the three months ended September 30, 2017 and 2016, a decrease of $128,008 or 61%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $14,838 and $144,535 for three months ended September 30, 2017 and 2016, a decrease of $129,697 or 90%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $341,082 and $346,000 for the three months ended September 30, 2017 and 2016, a decrease of $4,918 or less than 1%.

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

The decrease in selling, general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 is comparable between the periods.

Other Income (Expense)

Other expenses were $190,810 and $6,067 for the three months ended September 2017 and 2016, respectively, an increase of $184,743 or 103%. The increase in other expense is due to interest expenses in association with equity financing agreements offset by the fair value of derivative liabilities.

Net Loss

Net loss for the three months ended September 30, 2017 was $577,026 compared to a net loss of $367,910 for the three months ended September 30, 2016. The higher loss in the three months ended September 30, 2017 was the result of decreased royalty and licensing fee revenue as a result of the termination of the licensing agreement with Multistack LLC and an increase in interest expense on the related-party notes partially offset by a favorable change in the fair value of derivatives.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

The following table set forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2017	2016
REVENUE
Sales	$249,086	$416,282
Royalty and license fees	-	154,258
	249,086	570,540
COST OF GOODS SOLD	207,776	349,865
GROSS MARGIN	41,310	220,675
OPERATING EXPENSES
Research and development, net	229,074	341,975
Selling, general and administrative	1,241,484	1,204,806
TOTAL OPERATING EXPENSES	1,470,558	1,546,781
LOSS FROM OPERATIONS	(1,429,248)	(1,326,106)
OTHER INCOME (EXPENSE)
Other income	-	32,338
Interest expense, net income	(777,870)	(7,124)
Change in fair value of derivative liabilities	204,482	-
TOTAL OTHER (EXPENSE) INCOME, NET	(573,388)	25,214
NET LOSS	$(2,002,636)	$(1,300,892)

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and, beginning in the second quarter of 2016, NanoClearTM evaporators. Product sales were $249,086 and $416,282 for the nine months ended September 30, 2017 and 2016, a decrease of $167,196 or 40%. The decrease in product sales resulted from a 32% decrease in ConsERVTM sales in 2017 offset by new sales of NanoClear evaporators and Aqualyte membrane. Revenues from royalty and license fees were $0 and $154,258 for the nine months ended September 30, 2017 and 2016, primarily due to the recognition of all remaining deferred revenue in 2016 as licensing income from the termination of a licensing agreement with Multistack LLC.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators. Cost of goods sold were $207,776 and $349,865 for the nine months ended September 30, 2017 and 2016, a decrease of $142,089 or 41%. This reflects the decline in ConsERVTM core sales offset by increased costs of producing the new NanoClearTM evaporators and Aqualyte membrane.

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

Gross margin

Gross margin was 17.0% and 39.0% for the nine months ended September 30, 2017 and 2016 due the decline in ConsERVTM sales and the royalty and licensing fees received in 2016.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $229,074 and $797,165 for the nine months ended September 30, 2017 and 2016, a decrease of $420,757 or 53%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $147,314 and $455,190 for nine months ended September 30, 2017 and 2016, a decrease of $307,876 or 68%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,241,484 and $1,204,806 for the nine months ended September 30, 2017 and 2016, an increase of $36,678 or 3%.

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

The increase in selling, general and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 resulted primarily from consulting and financing activities, partially offset by lower payroll, insurance and utility costs.

Other Income (Expense)

Other income was $0 and $32,338 for the nine months ended September 2017 and 2016, respectively, a decrease of $32,338 or 100%. Other expenses were $573,388 and $7,124 for the nine months ended September 2017 and 2016, respectively, an increase of $566,264. The increase in other expense is due to interest expenses in association with equity financing agreements offset by the fair value of derivative liabilities.

Net Loss

Net loss for the nine months ended September 30, 2017 was $2,002,636 compared to a net loss of $1,300,892 for the nine months ended September 30, 2016. The higher loss in the nine months ended September 30, 2017 was primarily the result of lower gross margin and financing activities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2017, we generated a net loss of $2,002,636 and have incurred significant losses since inception. As of September 30, 2017, we had an accumulated deficit of $45,667,122, a stockholders’ deficit of $3,636,163 and cash and cash equivalents of $26,318. We used $657,951 and $803,515 of cash from operations during the nine months ended September 30, 2017 and 2016, respectively, which was funded primarily by proceeds from equity financings and borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash and cash equivalents as of September 30, 2017 were $26,318 compared to $21,066 as of December 31, 2016. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $657,951 for the nine months ended September 30, 2017 compared to $803,515 for the same period in 2016. The decrease in net cash used was primarily due to a decrease in non-cash working capital partially offset by a higher net loss which included increased non-cash financing costs.

Net cash used in investing activities was $18,797 for the nine months ended September 30, 2017 compared to $48,657 for the same period in 2016, driven by decreased spending on capital items.

Net cash provided by financing activities was $682,000 for the nine months ended September 30, 2017 compared to $250,000 for the same period in 2016, resulting from loans from a related party and convertible notes.

Financing and Capital Transactions

On June 24, 2016, the Company initially entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the initial Note, the Company promised to pay the Holder the principal amount plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The Note has been subsequently amended and principal balance as of September 30, 2017 is $745,000, which is due on October 22, 2017.

For the nine months ended September 30, 2017, the Company had issued as an inducement to modify the terms of a related party note, warrants exercisable into shares of common stock of the Company. The warrants provide for the purchase of an aggregate of 11,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

________________

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 14, 2017	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

