Form 10-K
period 2017-12-31
DAIS ANALYTIC CORP
filed 2018-04-02
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,071,387 as of June 30, 2017, based upon the closing sale price on the OTCQB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2018, the Registrant had 139,351,432 outstanding shares of its common stock, $0.01 par value.

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

Recent Developments

NanoClearTM Funding to Continue – Product Development

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClearTM water cleaning technology for military use. The NanoClearTM funding project entitled “Non-Fouling Water Reuse Technologies” uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams, potentially beginning as early as the early second quarter of 2018.

NanoClearTM - Product Commercialization

We began accepting orders for delivery of our NanoClearTM industrial waste water cleaning product in late 2016. The product’s core strength, supported by company, customer, and third party generated information, is the cleanup of contaminated waste water created by a variety of manufacturing processes. NanoClearTM is designed to target the needs of the growing multi-billion dollar, worldwide waste cleaning industry’s drive to more efficiently reduce the draw on limited local fresh water supplies by large consuming industrial users, lower the impact of highly contaminated waste water on the local environment and people, and meeting the worldwide regulatory push to fully implement Zero Liquid Discharge (ZLD) standards.

We continue to use a NanoClearTM pilot facility, commissioned in 2013 with the support of the local county government. This site serves as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware prior to commercial deployment into the NanoClearTM product.

Through December 31, 2017, the Company shipped thirty-six NanoClearTM systems of various sizes to customers focused on bringing on-line cost effective industrial waste water treatment systems to China and the US.

In 2017, we:

- Used data from the pilot and other sources which led to the introduction in December 2017 of the advanced NanoClearTM M3 series Membrane Evaporator product. M3 has 25% greater throughput, is easier to assemble, test and maintain, and is viewed as the foundation for newer projected enhancements in 2018 and beyond.

- Set up a NanoClearTM Industrial Waste Water Cleaning Unit in Shanghai, China. We use this unit to showcase our AqualyteTM based nanomaterial and engineered process to potential customers, partners, key influencers, and sales channel participants in the faster growing South East Asian market. Each test highlights the solid ROI-based advantages embodied in the NanoClearTM process as well as the product’s key technical deliverables such as high salt concentration, high quality product water, high clean water capture, and ability to replace two or more existing membrane based systems with one NanoClearTM system.

- Participating as a trade show vendor in several large water industry trade shows (IE International Expo 2017, Aquatec 2017, and the international WEFEC expo in September in Chicago).

- Participating as an invited speaker at industry technical conferences (China Membrane Society’s 2017 Annual Innovation Forum, and International Membrane Society - Qingdao).

- Selected as one of twenty-nine companies to accompany the President of the United States on a CEO Trade Mission with the President of China in November 2017. CEO of other companies accompanying the President included Goldman Sachs, GE, Dow-Dupont, Nalco, and Fisher-Scientific. The contacts made at this event, we project, will shape a strong 2018 for NanoClearTM and other Dais products in China and other S/E Asia markets.

Our revenues in the fourth quarter of 2017 increased 54% to a total of $382,934 from the third quarter of 2017. We expect revenue growth from increased sales of ConsERVTM and NanoClearTM as well as other products discussed herein. The Company’s sales plan is to generate significant revenues from the sales of NanoClearTM products in China, while penetrating the growing US market. As each of these two markets begin to generate substantial revenues, Dais will then open its focus worldwide including sales to Europe and India.

Introduction of New Version of AqualyteTM Membrane Technology

We continue the development of Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nanomaterial. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the ConsERVTM and NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClearTM, a high-performance contaminated water cleaning process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets. We expect to launch V4 in stages during 2018.

Business and Infrastructure Development in China

Dais is working with companies in China to build the capability to manufacture Membrane Evaporators in-country and project to begin using this capability by the third quarter of 2018.

In 2017, Dais signed a multi-year supply agreement with Haier Group, of China, for our AqualyteTM membrane. Haier has been testing AqualyteTM and concluded that AqualyteTM offers unique characteristics that would be beneficial if incorporated in a select group of their products. We began to generate revenue from the first Haier application in 2017.  It is projected that the revenue from this application will increase in 2018 to over $1,000,000 USD.

In 2017, Dais signed a multi-year license and supply agreement with Menred Group, Zhejiang province, China to provide its Aqualyte moisture transfer nanomaterial for use in a newer line of Menred energy recovery ventilators (ERV) to be sold into the growing Chinese heating, ventilation and air conditioning (HVAC) market. Menred will use the Company’s Aqualyte nanomaterials, ConsERV core designs, and the ConsERV brand name with all their energy recovery ventilation products manufactured and sold into the residential and commercial heating, ventilation, and air-conditioning (HVAC) markets by its thirty sales offices in Greater China. The agreement contains provisions for sales minimums, royalties, product development, and allows for the sourcing of key components by the Company from Menred for the Company’s use in its growing energy recovery ventilation business in other parts of the world at improved pricing. We expect to generate revenue from Menred starting in the second quarter of 2018.

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

Shipments of Products to New Markets; New Manufacturing in China

In 2016, we began shipments and sales of ConsERVTM cores to Israel, added a distributor in the Philippines, and continued our shipments of ConsERVTM cores in China. We are also speaking with several companies in the European Union interested in buying and distributing ConsERVTM cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERVTM systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

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

We have been working with an automotive Original Equipment Manufacturer on a product utilizing AqualyteTM to be sold to the transportation market. Testing has been completed and the product is being commercialized.

ConsERVTM

We continue widening the channels of commercialization for the ConsERVTM product. ConsERVTM is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERVTM generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERVTM pre-conditions the incoming air by passing over our nanotechnology polymer which has been formed into a full enthalpy heat exchanger core. The nanotechnology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

ConsERVTM sales were negatively impacted at the beginning of 2017 from the December 2016 termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products by Multistack LLC and related entities.

When compared to similar competitive products, we believe, based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERVTM maintains an industry leading position in the management of latent heat.

NanoClearTM – Water Treatment

We have commercially introduced the first NanoClearTM membrane evaporators, which remove quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed and operate a pilot plant installed at a local county waste water treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. Total Dissolved Solids (TDS) measurements are holding steady at less than 10 parts per million (ppm). The evolving NanoClearTM product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams.

Follow up activity is ongoing to build and operate larger pilot installations featuring commercially available M3 membrane evaporators. Fifteen (15) different NanoClearTM pilots and demonstrations have either been brought online or are in advanced stages of fabrication at customer sites as of the end of 2017. These systems are expected to demonstrate continuous, long term treatment of customer’s wastewater as a precursor to larger installations.

Dais introduced its third-generation NanoClearTM membrane evaporator product line in December 2017.

NanoAirTM – Water-based packaged HVAC system

When development is completed, we expect this application will function to dehumidify and cool air in warm weather or humidify and heat air in cold weather. This NanoAirTM application can replace a traditional, refrigerant-based, vapor compression heating/cooling system. We have a small prototype showing fundamental cooling, humidification and dehumidification operation of this evolving product. The NanoAirTM product is in the middle stage of prototype development. Since October 1, 2010, we have been working with the U.S. Department of Energy (DOE) to develop an energy-efficient dehumidification system using AqualyteTM polymer membranes to selectively transfer moisture. The Advanced Research Projects Agency – Energy (ARPA-E) branch of the DOE awarded up to $681,322 in initial federal funding to Dais, provided we contributed a 20% cost share (up to $171,500) towards the total project cost of $852,822. ARPA-E provided a second award of up to $800,000 in federal funding on May 1, 2013, provided we contributed a 20% cost share toward the proposed total project cost of $1,000,000. We successfully demonstrated our major goal of testing a membrane dehumidifier which met project performance targets.

The Building Technology Office (BTO) of the DOE’s Office of Energy Efficiency and Renewable Energy (EERE), provided a third award with up to $700,000 in federal funding, provided we contribute a 20% cost share toward the proposed total project cost of $1,500,000 ($500,000 in federal funding is provided directly to project partners at the Oak Ridge National Laboratory, a federally funded research and development center). We are currently working with select potential original equipment manufacturers and engineers at Oak Ridge to produce a 7.5-ton roof-top unit prototype that moves NanoAirTM toward commercialization and revenue generation.

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

8

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
4.	WO/2017/062812A1 – Evaporative Chilling Systems and Methods Using a Selective Transfer Membrane

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

Manufacturing

We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased from alternative suppliers. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Licensing

In October of 2012, we entered into a License and Supply agreement with MG Energy LLC (“MGE”) owned by a shareholder of the Company. Pursuant to the agreement, we granted MGE a license to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. We receive a royalty based on MGE, and any sub-licensee’s sales. In addition, as part of the license agreement, MGE and any sub licensees are to purchase certain energy recovery ventilator products from us. MGE was planning to take over the manufacturing of ConsERVTM products for sale in North America and South America in 2016, lowering our revenue but increasing our gross margin percentage, but in December of 2016 MGE and Dais mutually agreed to terminate the license agreement to use certain technology to manufacture, sell, lease and distribute certain products for use in energy recovery ventilators installed in commercial and residential buildings in North and South America. The company, after the termination, began actively seeking a newer, better arrangement to sell ConsERVTM product in North America, and worldwide. As a result of the termination, the Company recognized increased license revenue from recognition of the deferred revenue of $1,653,848 in year ended December 31, 2016.

On April 24, 2014, we entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five year extensions.

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

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $467,524 and $939,409 for the years ended December 31, 2017 and 2016, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $150,912 and $510,675 for the years ended December 31, 2017 and 2016, respectively.

Sales and Marketing Strategies

We also have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, we are discussing relationships for use of our ConsERVTM products in other applications outside of energy recovery ventilation world-wide.

Our unfolding sales and marketing strategy finds us focusing on creating alliances with companies having strong, existing channel presence or expertise in the target industries, notably for ConsERVTM and NanoClearTM. We are using the data and experience of initial sales in the China market to focus on growing NanoClearTM revenues in North America. We intend to bring industry seasoned talent into the company at the appropriate time to further drive market development, revenue growth and guide future product feature improvement needs.

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERVTM product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales. Armed with the growing base of operational and third-party data this education process will become routine.

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

We believe that the combination of our nano-material platform’s characteristics (high selectivity, high flux rate, manufacturability, et al.) and growing patent position forms competitive advantages, which may allow us time to execute our business plan. The majority of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

The unique characteristics of our NanoClearTM product means we produce very pure water (TDS <10ppm) with a single module with little or no fouling of the AqualyteTM material. Competitors require multiple processes to obtain similar water purity levels and frequent cleaning procedures such as back flushing to remove fouling buildup. The requirement for multiple processes and the tendency to foul increase capital expenditures and operating costs for our competitors and limit the markets where they can potentially be applied relative to NanoClearTM.

Working with Chinese early adopters of NanoClearTM systems is allowing us to leverage our experience with customers in the United States and elsewhere around the world.

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

Employees

As of December 31, 2017, we employed 13 employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

On April 24, 2014, we entered into a Distribution Agreement (the “Distribution Agreement”), with Soex to distribute certain of our products in China. As we reported in our Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, we were entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, we reported we have not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

As first reported in our Form 10-Q for the quarter ended June 30, 2015, we began pursuing legal action against Soex for breach of the Soex SPA and Distribution Agreement. On July 8, 2015, we filed a lawsuit in state courts in Florida against Soex and Zan.

Pursuant to the Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Distribution Agreement for Soex’s failure to make a $225,000 payment to us for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the “Distribution Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the “Payment Date”).

(2)

Section 8(b) of the Distribution Agreement for Soex’s failure to make a $225,000 payment to us for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the “License Payment Default” and, together with the Distribution Payment Default, the “Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Distribution Agreement for Soex’s failure to issue to us 25% of the equity (the “Equity Default”) of SOEX (Beijing) Environmental Protection Technology Company Limited (the “China Subsidiary”).

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

Further, in consideration of the issuance of the Shares to Soex and the equity to Zan under the Soex SPA was the covenant that Soex would enter into a Distribution Agreement and establish a subsidiary in China and issue shares to us in the China Subsidiary. With Soex’s Equity Default, Soex breached the Soex SPA and we are seeking return of the Shares from Soex in the lawsuit filed in July 2015.

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

	High	Low
For the year ending December 31, 2017:
First Quarter	$0.20	$0.02
Second Quarter	$0.07	$0.02
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.04	$0.02

	High	Low
For the year ending December 31, 2016:
First Quarter	$0.17	$0.08
Second Quarter	$0.15	$0.05
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.10	$0.02

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Holders

As of March 27, 2018, there were approximately 112 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2017:

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

In June 2000 and November 2009, the Board of Directors adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees. Certain awards under the Plans may be subject to performance conditions. The Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan authorizes the grant to eligible individuals of (1) Stock Options (Incentive and Non-Qualified), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

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

Under the 2015 Plan, awards which were not previously exercisable and vested may not be accelerated due to a change of control unless the Optionee’s employment is involuntarily terminated as a result of the change of control. A change of control shall be deemed to occur upon the consummation of a merger or consolidation of the Company with or into any other entity that results in the transfer of 50% of the combined voting power to the new party, sale of all or substantially all of our assets, replacement of a majority of our board of directors, acquisition by any person of securities representing 50% or more of the voting power of our then outstanding securities (other than securities issued by us) or any other event which the board of directors determines would materially alter our structure or ownership.

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

Recent Sales of Unregistered Securities

On October 27, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, the Company issued 6,350,000 shares of common stock, valued at $190,500.

On November 29, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, the Company issued 3,000,000 shares of common stock, valued at $63,600.

On December 22, 2017, the Company issued 2,000,000 shares of common stock, valued at $48,000, in payment of accrued expenses relating to legal services.

On December 27, 2017, the Company issued 1,100,000 shares of its common stock in accordance with the terms of an agreement with an outside consultant.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2017.

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

We will expand our push for ConsERVTM domestically and internationally. Growing emphasis is being actively placed on the NanoClearTM product as a commercially available membrane evaporator given its functionality, and differentiation in the world-wide water market.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2017	2016

REVENUE
Sales	$381,590	$477,926
Royalty and license fees	1,344	1,725,514
	382,934	2,203,440

COST OF GOODS SOLD	312,547	384,048

GROSS MARGIN	70,387	1,819,392

OPERATING EXPENSES
Research and development, net of government grant proceeds of $150,912 and $510,675 for the years ended December 31, 2017 and 2016, respectively	316,612	428,734
Selling, general and administrative	2,208,887	1,655,839
TOTAL OPERATING EXPENSES	2,525,499	2,084,573

LOSS FROM OPERATIONS	(2,455,112)	(265,181)

OTHER INCOME (EXPENSE)
Other income (expense)	-	32,338
Interest income	-	135
Interest expense	(1,554,803)	(43,299)
Change in fair value of derivative	(134,289)	-
Gain on extinguishment of debt	696,261
TOTAL OTHER INCOME (EXPENSE), NET	(992,831)	(10,826)

NET LOSS	$(3,447,943)	$(276,007)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	126,707,140	119,769,367

REVENUES

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and NanoClearTM evaporators. Product sales were $381,590 and $477,926 for the years ended December 31, 2017 and 2016, respectively, a decrease of $96,336 or 20%. The decrease in product sales resulted from a 10% decrease in ConsERVTM sales in 2017 partially offset by new sales of NanoClearTM evaporators and AqualyteTM membrane. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur in 2018. Revenues from royalty and license fees were $1,344 and $1,725,514 for the years ended December 31, 2017 and 2016, respectively a decrease of $1,724,170 or 100%, primarily due to the recognition of the deferred revenue as licensing income from the termination of a licensing agreement with Multistack LLC in 2016. The Company recognized license fees for the new license agreement with Menred as of December 2017.

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

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five year extensions.

The Company recognized license revenue of $1,344 and $1,653,847 in years ended December 31, 2017 and 2016, respectively.

COST OF SALES

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores, NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $312,547 and $384,048 for the years ended December 31, 2017 and 2016, respectively, a decrease of $71,501 or 19% resulting from a decrease in number of units sold in 2017.

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

GROSS MARGIN

Gross margin was 18% and 82.5% for the years ended December 31, 2017 and 2016, respectively, a decrease of 64%, primarily due to recognition of the deferred revenue as licensing income from the termination of a licensing agreement with Multistack LLC in 2016.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $467,524 and $939,409 for the years ended December 31, 2017 and 2016, respectively, a decrease of $471,885 or 50%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $150,912 and $510,675 for the years ended December 31, 2017 and 2016, respectively, a decrease of $359,763 or 70%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $2,208,887 and $1,655,839 for the years ended December 31, 2017 and 2016, respectively, an increase of $553,048 or 33%.

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

The increase in selling general and administrative expenses in the year ended December 31, 2017 compared to the same period in 2016 resulted from higher marketing, professional services, and travel costs offset by lower payroll fees, recruiting fees and insurance fees.

NET LOSS

Net loss for the year ended December 31, 2017 was $3,447,943 compared to a net loss of $276,007 for the year ended December 31, 2016. The increase in net loss in 2017 was a result of primarily due to recognition of the deferred revenue as licensing income from the termination of a licensing agreement with MGE in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2017, we generated a net loss of $3,447,943 and incurred significant losses since inception. As of December 31, 2017, we have an accumulated deficit of $47,112,429, total stockholders’ deficit of $4,165,451, negative working capital of $4,380,037, and cash and cash equivalents of $122,036. We used $870,428 and $952,457 of cash from operations during the years ended December 31, 2017 and 2016, respectively, which was funded primarily through proceeds from loans from related parties and equity financings. There is no assurance that such financing will be available in the future.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2017 were $122,036 compared to $21,066 as of December 31, 2016. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $870,428 and $952,457 during the years ended December 31, 2017 and 2016. Although, there was a greater net loss in the year ended December 31, 2017, greater cash was used by operating activities in 2016 as a result of increased accounts payable and accounts receivable offset by the recognition of deferred revenue of $1,646,107 as licensing income from the termination of a licensing agreement with Multistack LLC.

Net cash used by investing activities was $21,177 and $65,231 for the year ended December 31, 2017 compared to the same period in 2017, driven primarily by decreases in capital spending in 2017.

Net cash provided by financing activities was $992,575 for the year ended December 31, 2017 compared to $340,000 for the same period in 2016. The difference is an increase in debt proceeds in 2017.

Material Financing Transactions

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016. The Note has been subsequently amended and the current principal balance is $1,332,000, which is due on April 10, 2018.

On April 24, 2014, we entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2016. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

On December 15, 2014, we entered into a Securities Purchase Agreement (the “SPA”) with two investors, Hong Kong SAGE Technology Investment Co., Limited and Hong Kong JHSE Technology Investment Co., Limited, both with principal offices in Hong Kong (the “Purchasers”). Pursuant to the SPA, we sold 18 million shares of our common stock, $0.01 par value per share (the “Common Stock”) for $2,750,000, at approximately $0.153 per share pursuant to Regulation S. The investors were issued 18 million shares after we received all funds in the first quarter of 2015.

On October 31, 2017, the Company issued a convertible note in the amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on October 31, 2018. The notes contained original issue discount aggregating of $5,000 which is being amortized over the life of the note. The Company has also incurred legal costs of $5,000 related to the note. These costs are also being amortized over the life of the notes. The Company also recorded debt discount of $241,700 related to the embedded derivative, which is being amortized over the life of the note.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation has not had a material effect on our results of operations.

CONTRACTUAL OBLIGATIONS

We do not have any liabilities related to long-term contractual obligations as of December 31, 2017.

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

In certain instances, our ConsERVTM system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by us. The distributor of the ConsERVTM system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERVTM system, and includes workmanship and material failure for the ConsERVTM core. We have recorded an accrual of $91,531 for future warranty expenses at December 31, 2017 and 2016, respectively, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $1,344 and $1,653,847 for the years ended December 31, 2017 and 2016, respectively. Royalties are recognized as earned. We recognized royalty revenue of $0 and $71,667 for the years ended December 31, 2017 and 2016, respectively.

We account for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. In order to account for these agreements, we must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Accounts receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and NanoClearTM systems. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,647 has been recorded at December 31, 2017 and 2016, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2017 or 2016.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $19,499 and $22,055 for the years ended December 31, 2017 and 2016, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next five years and thereafter.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Dividend rate	0%	0%
Risk free interest rate	2.34%	1.80%
Expected term	10 years	10 years
Expected volatility	244%	185%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, we estimated forfeitures at 0% for each of the years ended December 31, 2017 and 2016.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met as a result of limited resources, and a lack of segregation of duties.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company's existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2017 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also, provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position
Timothy N. Tangredi	62	President, Chief Executive Officer and Chairman of the Board of Directors
John Herrin	57	Chief Operating Officer
Brian C. Johnson	44	Chief Technology Officer
Robert W. Schwartz	73	Director
Ira William McCollum, Jr.	73	Director
Thomas E. Turner	68	Director
Eliza Wang	40	Director

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

Brian Johnson is our Chief Technology Officer and joined us in 1999. Mr. Johnson was the lead engineer responsible for developing our successful ConsERVTM product line and has served as Principal Investigator on multiple development efforts involving NanoClearTM and NanoAirTM. He holds patents in both the U.S. and China and brings 17 years of advanced product development experience and knowledge of every aspect of Dais’ nanotechnology. Mr. Johnson earned degrees in Mechanical Engineering (Thermal Science emphasis) from the University of Florida (BSME 1995, MSME 1997).

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as its Chairman. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an AMEX listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products). His earlier experience was with KPMG and IBM as a management consultant. Mr. Schwartz received a Bachelor of Science from Cornell University and attended graduate courses at the University of New York at Albany. He currently serves on the boards of five corporations, including ours. Mr. Schwartz’s experience in financial planning and reporting provides assistance to us in these areas and he is considered to be a financial expert to us.

Ira William McCollum, Jr. joined our board on March 25, 2013. In 2011, Mr. McCollum joined as a partner in Denton’s Public Policy and Regulation practice in 2012. He joined the firm following his term as the 36th attorney general of the state of Florida. Mr. McCollum served as attorney general from 2007 to 2011. Prior to becoming the Florida Attorney General in 2007, Mr. McCollum was a partner with Baker & Hostetler’s Government Policy practice from 2001 to 2007. Between 1981 and 2001, Mr. McCollum was a Member of the U.S. House of Representatives representing Florida’s 8th District where he served on the Judiciary, Banking and Financial Services and Intelligence Committees. He also held a number of leadership positions, including Chairman of the Judiciary Subcommittee on Crime, Vice Chairman for six years at the Banking and Financial Services Committee, ranking Member of the subcommittee overseeing the Federal Reserve, and Vice Chairman of the House of Republican Conference for three terms (one of eight House GOP leadership positions). Mr. McCollum’s expertise in federal and state government and regulations is an asset to the board.

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

Eliza Xuan Wang joined our board on April 1, 2015. Ms. Wang has been the Managing Attorney of The Meridian Law, a Professional Law Corporation, since 2009. Her legal practice includes venture capital, general civil and commercial litigation and immigration matters. Ms. Wang is licensed to practice law in the states of California and New York. She has a Bachelor of Law degree from China University of Political Science and Law (Beijing, China) and L.L.M. degree from Hastings College of The Law, University of California. Ms. Wang’s expertise in commercial and legal matters in both the United States and China will be an asset to us as we conduct further business in China.

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

Director Independence

We have determined that our board of directors currently has three members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). As of the date of this report, Robert W. Schwartz, Thomas E. Turner and Eliza Wang are our independent directors. On the basis of information solicited from Mr. Schwartz, Mr. Turner and Ms. Wang, none of them has a material relationship with us and is independent within the meaning of such rules.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal year 2017.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended December 31, 2017 and 2016. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($) (i)	(j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2017	$79,998	$-	$21,600	$36,674	$138,272
and Chairman of the Board of Directors	2016	$73,000	$-	$21,000	$36,674	$130,674

John Herrin (3)
Chief Operating Officer	2017	$126,002	$-	-	$-	$126,002
	2016	$132,000	$-	$-	$-	$132,000

Judith M. Aldrovandi (4)
Controller and Treasurer	2017	$11,000	$-	$-	$-	$11,000
	2016	$60,167	$-	$41,172	$-	$101,339

Brian Johnson
Chief Technology Officer	2017	$111,003	$-	$36,000	$-	$147,003
	2016	$117,000	$-	$-	$-	$117,000

_____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2017 and 2016. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2017 and 2016. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2017 and 2016, Mr. Tangredi was paid $79,998 and $73,000, respectively and had accrued unpaid salary of $120,002 and $127,000 for the years ended December 31, 2017 and 2016, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2017, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,631,147.

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

Outstanding Equity Awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers as of December 31, 2017.

OUTSTANDING OPTION AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	350,000	$0.21	1/30/2018
	75,000	$0.30	8/4/2018
	100,000	$0.42	11/20/2019
	3,540,058	$0.42	11/20/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.12	11/30/2022
	3,000,000	$0.18	5/30/2023
	300,000	$0.30	12/17/2024
	300,000	$0.07	4/14/2026
	600,000	$0.04	11/23/2027
John Herrin	590,000	$0.30	12/17/2024
	250,000	$0.19	8/10/2025
Brian Johnson	200,000	$0.21	1/30/2018
	25,000	$0.20	8/18/2019
	100,000	$0.30	6/25/2020
	200,000	$0.30	1/18/2021
	100,000	$0.12	11/30/2022
	1,000,000	$0.04	11/23/2027

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date of March 25, 2018, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Timothy N. Tangredi (Officer and Chairman) (1) #	38,624,688	21.7%
John Herrin (Officer) (2) #	940,000	*
Brian Johnson (3) #	1,626,250	1.1%
Robert W. Schwartz (Director) (4) #	2,595,000	1.8%
Ira William McCollum Jr. (Director) (5) #	1,510,000	1.1
Thomas E. Turner (Director) (6) #	5,079,500	3.6%
Executive officers, directors, as a group (6 persons)	50,375,438	27.0%

Soex (Hong Kong) Industry & Investment Co., Ltd. (7)	37,500,000	26.7%
Green Valley International Investment Management Company (8)	19,989,288	14.2%
Hong Kong SAGE Technology Investment Co., Limited (9)	13,304,348	9.5%

____________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 9,135,058 shares of common stock issuable upon exercise of stock options and 1,026,601 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 28,297,500 of Ms. Tangredi’s shares are issuable upon the exercise of stock options.

(2)	Includes 840,000 shares of common stock issuable upon exercise of stock options and 100,000 shares beneficially owned by Mr. Herrin’s wife, Deborah Herrin.
(3)	Includes 1,625,000 shares of common stock issuable upon exercise of stock options.
(4)	Includes 2,595,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 1,500,000 shares of common stock issuable upon exercise of stock options.
(6)

Includes 1,500,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares and 712,500 shares issuable upon the exercise of warrants owned by a limited liability company for which Mr. Turner is the natural person with voting power.

(7)	The natural person with voting power and investment power on behalf of Soex (Hong Kong) Industry & Investment Co., Ltd. is Sharon Han.
(8)

Includes 497,858 shares issuable upon the exercise of certain outstanding warrants. The natural person with voting power and investment power on behalf of Green Valley International Investment Management Company Limited is Fuying Yu. Address is 951 Old Country Road, Belmont, CA 94002.

(9)

The natural person with voting power and investment power on behalf of Hong Kong SAGE Technology Investment Co., Limited, with an office at Room 1314A 13/F Lippo Sun Plaza No28 Canton Road Tsim Sha Tsui Kowloon Hong Kong, is Lixia Wang.

Applicable percentage ownership in the preceding table is based on approximately 139,351,432 shares of common stock outstanding as of February 12, 2018 plus, for each individual, any securities that individual has the right to acquire within 60 days of February 12, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2015:

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

We rent a building that is owned by two of our stockholders, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. We recognized rent expense related to this lease of $56,760 and $48,792 in the years ended December 31, 2017 and 2016, respectively.

We have accrued compensation due to the Chief Executive Officer as of December 31, 2017 and 2016 of $1,631,147 and $1,485,609, respectively, included in accrued compensation and related benefits in the balance sheets.

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

During 2017, the Holder extended the Note into various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with accrued interest of $102,059 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and has issued a total of 480,000 shares of common stock.

On February 27, 2015, we and Timothy N. Tangredi, our Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015, 2016 and 2017.

On April 24, 2014, we entered into a Distribution Agreement (the “Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between us and Soex, pursuant to which Soex purchased 37,500,000 shares of our common stock, equal to approximately 31% of the issued and outstanding shares of common stock as of December 31, 2015. Pursuant to the Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from us, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles (the “Field”) in mainland China, Hong Kong, Macao and Taiwan (the “Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of our products in the Field and Territory and to purchase its requirements of nano-material membrane only from us, subject to terms and conditions of the Distribution Agreement. During 2014, $50,000 of the $500,000 license fee was received. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, our Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. Pursuant to the Distribution Agreement, Soex was required to pay us $500,000, issue us 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid $50,000 of the $500,000 required payments, did not issue the required equity and did not pay any required royalties. We are pursuing legal action against Soex for breach of the Distribution Agreement (see Part I, Item 3, Legal Proceedings).

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

On February 27, 2015, we and Timothy N. Tangredi, our Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2017 and 2016 was $80,973 and $30,000, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors (the "Board") of the Company has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2017. As a result of this process, on July 12, 2017, the Board elected to engage RBSM LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017, and dismissed Mayer Hoffman McCann PC from that role.

We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services provided by RBSM LLP as disclosed above in the captions audit fees and all other fees and has concluded that such services are compatible with the independence of RBSM LLP as our principal accountant.

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

36

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

37

10.22

Second Amendment to Loan and Security Agreement, dated October 30, 2016 by and between Dais Analytic Corporation and Patricia Tangredi (Incorporated by reference to Exhibit 10.1 from the Quarterly Report on Form 10-Q as filed on November 14, 2016)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 from the Annual Report on Form 10-K (File No. 000-53554), as filed on March 31, 2009)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

______________

*	Filed herewith.
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

38

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS ANALYTIC CORPORATION

Dated: April 2, 2018	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	April 2, 2018
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	April 2, 2018
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	April 2, 2018
Ira William McCollum, Jr.

/s/ Thomas E. Turner	Director	April 2, 2018
Thomas E. Turner

/s/ Eliza Xuan Wang	Director	April 2, 2018
Eliza Xuan Wang

39

Dais Analytic Corporation

Financial Statements

Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dais Analytic Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dais Analytic Corporation (the “Company”), as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, New York

April 2, 2018

DAIS ANALYTIC CORPORATION

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,036	$21,066
Accounts receivable, net	5,058	1,500
Other receivables	3,598	11,004
Inventory	101,607	77,599
Prepaid expenses	12,294	20,714
Total Current Assets	244,593	131,883
Property and equipment, net	91,900	131,003
OTHER ASSETS:
Deposits	5,080	4,780
Patents, net	117,606	118,115
Total Other Assets	122,686	122,895
TOTAL ASSETS	$459,179	$385,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $104,543 and $61,986 at December 31, 2017 and 2016, respectively	$353,193	$378,123
Accrued expenses, other	345,654	232,802
Accrued compensation and related benefits	1,727,259	1,549,399
Customer deposits	120,579	-
Note payable to related party	1,332,000	385,400
Current portion of deferred revenue	498,656	7,741
Derivative liabilities	243,501	-
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	3,788	-
Total Current Liabilities	4,624,630	2,553,465

Total Liabilities	4,624,630	2,553,465
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 140,608,645 and 121,300,077 shares issued and 139,351,432 and 120,042,864 shares outstanding at December 31, 2017 and 2016, respectively	1,406,087	1,213,001
Capital in excess of par value	43,003,003	41,745,913
Accumulated deficit	(47,112,429)	(43,664,486)
	(2,703,339)	(705,572)
Treasury stock at cost, 1,257,213 and 1,257,213 at December 31, 2017 and 2016, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(4,165,451)	(2,167,684)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$459,179	$385,781

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

REVENUE
Sales	$381,590	$477,926
Royalty and license fees	1,344	1,725,514
	382,934	2,203,440

COST OF GOODS SOLD	312,547	384,048

GROSS MARGIN	70,387	1,819,392

OPERATING EXPENSES
Research and development, net of government grant proceeds of $150,912 and $510,675 for the years ended December 31, 2017 and 2016, respectively	316,612	428,734
Selling, general and administrative	2,208,887	1,655,839
TOTAL OPERATING EXPENSES	2,525,499	2,084,573

LOSS FROM OPERATIONS	(2,455,112)	(265,181)

OTHER INCOME (EXPENSE)
Other income (expense)	-	32,338
Interest income	-	135
Interest expense	(1,554,803)	(43,299)
Change in fair value of derivative	(134,289)	-
Gain on extinguishment of debt	696,261	-
TOTAL OTHER EXPENSE, NET	(992,831)	(10,826)

NET LOSS	$(3,447,943)	$(276,007)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	126,707,140	119,769,367

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Payable	Value	Deficit	Stock	Deficit

Balance at December 31, 2015	120,800,077	$1,208,001	$-	$41,560,619	$(43,388,479)	$(1,272,112)	$(1,891,971)
Stock based compensation	-	-	-	163,294	-	-	163,294
Issuance of common stock for services	300,000	3,000	-	12,000	-	-	15,000
Issuance of common stock in leiu of cash payment to related party	200,000	2,000	-	10,000	-	-	12,000
Acquisition of treasury shares upon divestiture of Investment in China Operating Company	-	-	-	-	-	(190,000)	(190,000)
Net loss	-	-	-	-	(276,007)	-	(276,007)
Balance at December 31, 2016	121,300,077	$1,213,001	$-	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)
Stock based compensation	-	-	-	332,966	-	-	332,966
Issuance of common stock for services	15,050,000	150,500	-	340,000	-	-	490,500
Issuance of common stock for accrued expenses	3,028,568	30,286	-	89,714	-	-	120,000
Issuance of common stock for debt issue costs	750,000	7,500	-	15,000	-	-	22,500
Issuance of common stock in lieu of cash payment to related party	480,000	4,800	-	12,400	-	-	17,200
Balance at December 31, 2017	140,608,645	$1,406,087	$-	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)

See accompanying Notes to Financial Statements

DAIS ANALYTIC CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,447,943)	$(276,007)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Amortization of deferred debt issue costs	11,021	-
Depreciation and amortization	60,789	76,108
Common stock payable for interest to related party	-	45,400
Gain on extinguishment of debt	(696,261)	-
Change in fair value of derivative liability	134,289	-
Non-cash interest expenses	606,531	-
Fair value of warrant issued for debt modification	467,010	-
Amortization of debt discount	170,633	-
Stock issued for finance cost	1,800	-
Stock compensation	793,466	178,294
(Increase) decrease in:
Accounts receivable	(3,558)	132,277
Inventory	(24,008)	17,312
Other receivables	(3,598)	77,239
Prepaid expenses/Other current assets	19,124	28,513
Increase (decrease) in:
Accounts payable	(24,930)	82,389
Accrued related party	-	227,441
Accrued expenses	453,712	92,684
Customer deposits	120,579	-
Deferred revenue	490,915	(1,646,107)
Net cash used by operating activities	(870,428)	(952,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(18,940)	(31,660)
Purchases of property and equipment	(2,237)	(33,571)
Net cash used by investing activities	(21,177)	(65,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(371,425)	-
Proceeds from note payable – related party	992,000	340,000
Proceeds from note payable	372,000	-
Net cash provided by financing activities	992,575	340,000

Net increase (decrease) in cash and cash equivalents	100,970	(677,688)

Cash and cash equivalents, beginning of period	21,066	698,754

Cash and cash equivalents, end of period	$122,036	$21,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$928	$-

NON-CASH FINANCING AND FINANCING ACTIVITIES
Treasury stock from investment in China operating company	$-	$(190,000)
Payment of accrued expense with note payable	$43,000	$-
Issuance of common stock for settlement of accrued expenses	$150,000	$-
Issuance of common stock for settlement of interest due to related party	$15,400	$-
Issuance of common stock for deferred debt issuance costs	$22,500	$-
Debt discount and initial derivative liability at issuance of note	$1,043,282	$-
Issuance of warrants for debt modification	$467,010	$-

Total non-cash change	$1,741,192	$(190,000)

See accompanying Notes to Financial Statements

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017, the Company generated a net loss of $3,447,943 and has incurred significant losses since inception. As of December 31, 2017, the Company has an accumulated deficit of $47,112,429, total stockholders’ deficit of $4,165,451, negative working capital of $4,380,037 and cash and cash equivalents of $122,036. The Company used $870,428 and $952,457 of cash from operations during the years ended December 31, 2017 and 2016, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Years Ended December 31, 2017 and 2016

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, fair value of unit based compensation, fair value impairment analysis, fair value of derivative liabilities, valuation allowance on deferred taxes and the warranty reserve.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,647 has been recorded at December 31, 2017 and 2016, respectively.

Concentrations - For the year ended December 31, 2017, one customer accounted for 15% of total revenue. For the year ended December 31, 2016 one customer accounted for 67% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2017 and 2016.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2017 and 2016 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2017 and 2016, the Company had $85,173 and $72,059 of raw materials, $9,211 and $4,159 of in-process inventory and $7,223 and $1,381 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2017 and 2016, respectively.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense was $41,340 and $54,053 for the years ended December 31, 2017 and 2016, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2016 and 2017.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $19,449 and $22,055 for the years ended December 31, 2017 and 2016, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2017 or 2016.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $467,524 and $939,409 for the years ended December 31, 2017 and 2016, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $150,912 and $510,675 for the years ended December 31, 2017 and 2016, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ deficit.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

In certain instances, the Company’s ConsERVTM system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERVTM system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERVTM system, and includes workmanship and material failure for the ConsERVTM core. The Company has recorded an accrual of $91,531 for future warranty expenses at December 31, 2017 and 2016, respectively, which is included in accrued expenses, other.

For the year ended December 31, 2017 and 2016, one customer, Multistack LLC, accounted for approximately 15% and 67% of the Company’s sales revenue, respectively. At December 31, 2017 and 2016, amounts due from MultiStack were approximately 0% of total accounts receivable. No amounts were due from MultiStack at December 31, 2016 as a result of the termination of the license agreement between the Company and Multistack on December 8, 2016. See Note 11 for a discussion of Multistack LLC and the licensing agreement with MG Energy LLC.

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five year extensions.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $1,344 and $1,653,847 for the years ended December 31, 2017 and 2016, respectively. Royalties are recognized as earned. The Company recognized royalty revenue of $0 and $71,667 for the years ended December 31, 2017 and 2016, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with freight are generally included in cost of revenue.

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2017 and 2016. The Company has not incurred any warranty expense in either 2017 or 2016.

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

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Dividend rate	0%	0%
Risk free interest rate	2.34%	1.80%
Expected term	10 years	10 years
Expected volatility	244%	185%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2017 and 2016, respectively.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

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

Derivative Financial Instruments - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

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

	Fair Value at December 31,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$243,501	$-	$-	$243,501

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the twelve months ended December 31, 2017:

Balance at beginning of period	$-
Additions to derivative instruments	1,043,283
Extinguished derivative liabilities	(934,071)
Gain on change in fair value of derivative liability	134,289
Balance at end of period	$243,501

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 62,748,350 and 24,427,916 were excluded from the computation of diluted earnings per share for the years ended December 31, 2017 and 2016, respectively, because their effect is anti-dilutive.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 3. Significant Accounting Policies (Continued)

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

Reclassifications - Certain 2016 amounts have been reclassified to conform to the 2017 presentation with no impact on total stockholders’ deficit or net loss.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
Furniture and fixtures	$20,966	$20,966
Computer equipment	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	318,649	316,412
Leasehold improvements	9,708	9,708
Property and equipment, gross	463,817	461,580
Less accumulated depreciation	371,917	330,577
Property and equipment, net	$91,900	$131,003

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2017	2016
Accrued expenses, other	$254,123	$141,271
Accrued warranty costs	91,531	91,531
	$345,654	$232,802

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $56,760 and $48,792 for the years ended December 31, 2017 and 2016, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 6. Related Party Transactions (Continued)

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

During 2016 and 2017, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $88,441 and $13,618 for the years ended December 31, 2017 and 2016, respectively. Accrued interest was $102,059 and $13,618 at December 31, 2017 and 2016, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2017 and 2016 of $1,631,147 and $1,485,609, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

On February 27, 2015, the Company and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2016. No amounts have been converted under the terms of the Agreement to date. See Note 12 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 6. Related Party Transactions (Continued)

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

Soex only paid the Company $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Company’s Board of Directors ratified the termination of the Distribution Agreement, dated April 24, 2014, with Soex as a result of a breach of the Distribution Agreement by Soex. There are no early termination penalties for the termination of the Distribution Agreement. The remaining amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 for the year ended December 31, 2015. The Company is pursuing legal action against Soex for breach of the Distribution Agreement as well as the Securities Purchase Agreement entered into in January 2014 (see Note 12, Commitments and Contingencies).

In December 2015, the Company reported that it entered into a Share Exchange Agreement (the “Exchange Agreement”), dated as of December 24, 2015 but effective as of December 1, 2015, with Open Systems Control, a California corporation (the “Shareholder”), and Synpower Corporation. Ltd., a Hong Kong corporation (“Synpower”) through the issuance of 1,000,000 of common stock at $.19 per share which was recorded as Investment in China Operating Company on the balance sheet at December 31,2015. Pursuant to the Exchange Agreement, the Company purchased from the Shareholder all of the equity ownership in Synpower. At the time of the Exchange Agreement, Synpower was the owner of 62% of Jixiun-Cast Ltd., an engineering company organized in the People’s Republic of China (“Cast”). The Company’s plan was to use Cast for its manufacturing and distribution operations in China. On March 7, 2016, the Company and Synpower rescinded the Exchange Agreement, as of December 1, 2015, as a result of the discovery of an undisclosed event, not discoverable in the due diligence, related to Cast’s ability to function in China as an operating entity for the Company. As a result of the event, the Shareholder breached the representations, warranties and covenants made by the Shareholder in the Exchange Agreement. As a result of the rescission, which was agreed to by the Shareholder, the transaction was unwound as of December 1, 2015, the Company will return the equity interest in Synpower to an entity identified by the Shareholder, and the shares issued to the Shareholder were returned to the Company and will be cancelled pending final notification of cancellation from the Shareholder. As a result of the rescission and return of shares, the Company reduced the Investment in China Operating Company and recorded Treasury Stock of $190,000 during the year ended December 31, 2016. The financial statements of Synpower and its subsidiary, Cast, were not consolidated with the Company’s 2015 financial statements for the period from December 1, 2015 through March 7, 2016 because the Company and Shareholder mutually rescinded the Exchange Agreement as of December 1, 2015 and the Company never had control of Synpower or Cast.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 7. Equity Transactions

Preferred Stock

At December 31, 2017 and 2016, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

Common Stock

At December 31, 2017 and 2016, the Company’s Board of Directors has authorized 240,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

During the years ended December 31, 2017 and 2016, the Company entered into a series of amendments to the Loan and Security Agreement entered into with a related party. (See Note 6, Related Party Transaction for further discussion). Under the terms of those amendments the Company has issued an aggregate of 480,000 shares of common stock valued at $17,200, of which $15,400 was recorded against debt due to related party.

For the period ending December 31, 2017, the Company issued a total of 3,028,568 shares of common stock, valued at a total of $120,000, in payment of accrued expenses relating to legal services.

For the period ending December 31, 2017, the Company issued an aggregate of 15,050,000 shares of common stock, valued at $490,500, in payment of consulting agreements to outside business consultants.

For the period ending December 31, 2017, the Company issued an aggregate of 750,000 shares of common stock, valued at $22,500, as payment of debt issue costs.

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

On October 26, 2016, the Company issued 200,000 shares to a related party for accrued interest on the Loan and Security Agreement valued at $8,000

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 8. Convertible Notes Payable

The Company’s convertible promissory notes at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Convertible notes payable, bearing interest at 8%	$100,000	$-
Unamortized debt discount	(91,667)	-
Unamortized deferred debt issuance cost	(4,545)	-
Total	3,788	-
Current portion	$3,788	$-

On April 21, 2017, the Company issued a convertible note in the amount of $100,000. The note is convertible, at the option of the holder, into shares of the Company’s common stock at a per share price of $0.03, subject to adjustment as provided in the note. The note matures on April 21, 2020. The note contained original issue discount of $10,000 which is being amortized over the life of the note. The Company has also incurred costs of $27,500 related to the note, consisting of $5,000 of legal costs and $22,500 for a commitment fee. These costs are also being amortized over the life of the note. The commitment fee was paid with 750,000 shares of common stock with a value of $22,500. The Company also recorded debt discount of $90,000 related to the embedded derivative, as described in Note 9, which is being amortized over the life of the note.

On May 17, 2017, the Company issued two convertible notes, each with a face amount of $135,712. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on May 17, 2018. The notes contained original issue discount aggregating of $24,675 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $11,750 related to the notes. These costs are also being amortized over the life of the notes. The Company also recorded debt discount of $246,750 related to the embedded derivative, as described in Note 9 which is being amortized over the life of the note.

The above notes were redeemed during the fourth quarter of 2017. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $696,261.

On October 31, 2017, the Company issued a convertible note in the amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on October 31, 2018. The Company incurred legal costs of $5,000 related to the note which are being amortized over the life of the note. The Company also recorded debt discount of $100,000 related to the embedded derivative, as described in Note 9, which is being amortized over the life of the note.

During 2017, the Company amortized $170,633 of debt discount and $11,021 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $209,125 and $28,684, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2017, unamortized debt discount was $91,667 and unamortized debt issue costs were $4,545.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 9. Derivative Liabilities

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

April 2017 Note

The Company identified embedded derivatives related to the conversion features of the April 2017 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $99,106, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 301%; and (4) an expected life of 3 years. The initial fair value of the embedded debt derivative was allocated $90,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $9,106 charged to expense at issue date as non-cash interest expenses.

During 2017, the Company recorded expense of $414 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $99,520 at the time of redemption of the related debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 356%; and (4) an expected life of 2.5 years. This amount has been credited to gain on extinguishment upon redemption.

May 2017 Notes

The Company identified embedded derivatives related to the conversion features of the May 2017 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the notes as $597,160, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.171%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 486%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $246,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $350,410 charged to expense at issue date as non-cash interest expenses.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $20,789 for 2017 and were charged to non-cash interest expense.

During 2017, the Company recorded expense of $216,601 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $834,550 at the time of redemption of the related debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.46%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 345%; and (4) an expected life of 6 months. This amount has been credited to gain on extinguishment upon redemption.

Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 9. Derivative Liabilities (Continued)

October 2017 Note

The Company identified embedded derivatives related to the conversion features of the October 2017 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $324,426, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.61%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 407%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated $100,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $224,426 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,801 for 2017 and were charged to non-cash interest expense.

During 2017 the Company recorded income of $82,726 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $243,501 at December 31, 2017, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.65%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 423%; and (4) an expected life of 10 months.

Note 10. Stock Options and Warrants

Options

In June 2000 and November 2009, the Company’s Board of Directors adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors and other individuals. The Company’s Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The Plans and the 2015 Plan permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors.

There were 0 and 50,000 stock options issued to consultants during the year ended December 31, 2017 and 2016, respectively. The Company recognized $3,489 of compensation expense for stock options issued to consultants during the year ended December 31, 2016 included in $163,294 of total stock based compensation.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 10. Stock Options and Warrants (Continued)

The following summarizes the information relating to outstanding stock options activity during 2017 and 2016:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	19,215,058	$0.28	9.29	$9,000
Granted	2,340,000	0.07
Forfeited or expired	(2,712,500)	0.15
Outstanding at December 31, 2016	18,842,558	0.25	5.06	$-
Granted	10,150,000	0.04
Forfeited or expired	(2,100,000)	0.14
Outstanding at December 31, 2017	26,892,558	$0.17	6.42	$-
Exercisable at December 31, 2017	26,892,588	$0.17	6.42	$-

Stock compensation expense was $332,966 and $163,294 for the years ended December 31, 2017 and 2016, respectively. The weighted average fair value of options granted at market during 2017 and 2016 was $0.04 and $0.07 per option, respectively. The Company calculated the fair value of the options using the Black Scholes model with the following assumptions: (1) risk free rate of 2.24% and 2.34%, respectively; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 185% and 244%, respectively; and (4) an expected life of 10 years. The exercise price is $0.04 and $0.07 for the options granted in 2017 and 2016, respectively. As of December 31, 2017, there was no of unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At December 31, 2017, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2015	14,624,396	0.74	$0.32
Granted	-	-	-
Forfeited or expired	(9,039,038)	-	-
Warrants at December 31, 2016	5,585,358	1.01	$0.34
Granted	26,250,000	9.70	0.01
Forfeited or expired	(4,375,000)	-	-
Warrants at December 31, 2017	27,460,358	9.29	$0.03

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 11. Deferred Revenue

On October 30, 2012, the Company and MG Energy LLC, a Delaware limited liability company (“MG Energy”), entered into a License and Supply Agreement (the “Agreement”), effective October 26, 2012. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to MG Energy, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in North America and South America in exchange for the cancellation of $2,034,521 of debt due to MG Energy. MG Energy also agreed to purchase its requirements of certain ConsERVTM products from the Company for MG Energy’s use, pursuant to the terms and conditions of the Agreement. MG Energy will also pay royalties, as defined, to the Company on the net sales of each product or system sold. The term of the Agreement will expire upon the last to expire of the underlying patent rights for the licensed technology.

The Company has identified all of the deliverables under the Agreement and has determined the significant deliverables to be the license for the intellectual property and the supply services. In determining the units of accounting, the Company evaluated whether the license has stand-alone value to MG Energy based upon consideration of the relevant facts and circumstances of the Agreement.

The Company determined that the license does not have stand-alone value to the licensee and, therefore, should be combined with the supply agreement as one unit of accounting. The initial payment for the license agreement will be treated as an advance payment and recognized over the performance period of the supply agreement.

On December 8, 2016, the Company, MG Energy, and Multistack, LLC terminated the Agreement, with mutual release. The parties mutually agreed that the Agreement shall be terminated and all licenses, rights and obligations thereunder, and none of the parties shall be responsible for any services or payment. The amount of deferred revenue was recognized as royalty revenue upon the termination of the License Agreement in December 2016.

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five year extensions.

The Company recognized license revenue of $1,344 and $1,653,848 in years ended December 31, 2017 and 2016. Deferred revenue for the agreements was $498,656 and $0 at December 31, 2017 and 2016, respectively. The Company recognized royalty revenue of $0 and $71,667 in the years ended December 31, 2017 and 2016, respectively.

On April 24, 2014, the Company entered into a Distribution Agreement with SoEX (Hong Kong) Industry & Investment Co., Ltd., as discussed in Note 6 Related Party Transactions. The amount of deferred revenue was recognized as income upon the termination of the Distribution Agreement in June 2015. The Company recognized license fee revenue of $49,167 for the year ended December 31, 2015.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 12. Commitments and Contingencies

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 12. Commitments and Contingencies (Continued)

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

The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2016 and 2017. No amounts have been converted under this agreement to date.

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

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

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, was enacted. The Act, among other items, reduces the current federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $4,126,000 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The Company had, subject to limitation, approximately $27,900,000 of net operating loss carryforwards at December 31, 2017, which will expire at various dates beginning in 2019 through 2037. In addition, the Company has research and development tax credits of approximately $308,000 at December 31, 2017 available to offset future taxable income, which will expire from 2030 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $671,000 and $56,000 for the years ended December 31, 2017 and 2016, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2017	2016
Deferred revenue	$126,000	$2,000
Depreciation	6,000	8,000
Accrued compensation	432,000	386,000
Research and development credit	308,000	278,000
Accrued warranty	46,000	-
Net operating loss carryforward	7,049,000	6,599,000
Valuation allowance	(7,967,000)	(7,296,000)
	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2017	2016
Federal statutory income tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.0)	(4.0)
Permanent differences	10.4	29.1
Change in valuation allowance	28.6	9.9
Provision for income taxes	0.0%	0.0%

As of December 31, 2017, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2017. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Dais Analytic Corporation

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

Note 14. Subsequent Events

No material events have occurred after December 31, 2017 that requires recognition or disclosure in the financial statements except as follows:

On February 7, 2018, the Company issued two convertible notes, each with a face amount of $87,500. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on February 7, 2019. The notes contain original issue discount aggregating $17,500 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $157,500.

On March 12, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. We received cash proceeds of $80,000.

On March 19, 2018, the Company entered into a Thirteenth Amendment of the Loan and Security Agreement with a related party (described in Note 6), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. In consideration of the extension of maturity date, the Company will issue 20,000 shares of common stock.

