Form 10-Q
period 2018-03-31
DAIS ANALYTIC CORP
filed 2018-05-15
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There were 139,351,432 shares of the Registrant's $0.01 par value common stock outstanding as of May 11, 2018.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,276	122,036
Accounts receivable, net	3,571	5,058
Other receivables	9,441	3,598
Inventory	80,435	101,607
Prepaid expenses	36,857	12,294
Total Current Assets	173,580	244,593
Property and equipment, net, including accumulated depreciation of $372,082 and $371,917 at March 31, 2018 and December 31, 2017, respectively	82,034	91,900

OTHER ASSETS:
Deposits	5,080	5,080
Patents, net, including accumulated amortization of $267,292 and $266,915 at March 31, 2018 and December 31, 2017, respectively	125,521	117,606
Total Other Assets	130,601	122,686
TOTAL ASSETS	$386,215	459,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $117,994 and $104,543 at March 31, 2018 and December 31, 2017, respectively	$475,076	$353,193
Accrued expenses, other, including interest due to related party of $39,413 and $88,441 at March 31, 2018 and December 31, 2017, respectively	388,239	345,654
Accrued compensation and related benefits	1,776,612	1,727,259
Customer deposits	18,481	120,579
Note payable to related party	1,332,000	1,332,000
Current portion of deferred revenue	486,156	498,656
Derivative liabilities	645,026	243,501
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	138,485	3,788
Total Current Liabilities	5,260,075	4,624,630

Total Liabilities	5,260,075	4,624,630

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 140,608,645 and 140,608,645 shares issued; and 139,351,432 and 139,351,432 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1,406,087	1,406,087
Capital in excess of par value	43,003,003	43,003,003
Accumulated deficit	(47,820,838)	(47,112,429)
	(3,411,748)	(2,703,339)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(4,873,860)	(4,165,451)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$386,215	$459,179

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

REVENUE
Sales	$240,674	$21,376
Royalty and license fees	12,500	-
Total revenue	253,174	21,376

COST OF GOODS SOLD	172,172	21,020

GROSS MARGIN	81,002	356

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $8,666 and $119,906 for the three months ended March 31, 2018 and 2017, respectively	75,463	66,918
Selling, general and administrative expenses	378,015	339,724
Total operating expenses	453,478	406,642

LOSS FROM OPERATIONS	(372,476)	(406,286)

OTHER INCOME (EXPENSE)
Interest expense	(227,359)	(67,989)
Change in fair value of derivative liabilities	(108,574)
Total other income (expense), net	(335,933)	(67,989)

NET LOSS	$(708,409)	$(474,275)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	139,351,432	120,873,594

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,409)	-	(708,409)
Balance at March 31, 2018 (unaudited)	140,608,645	$1,406,087	$43,003,003	$(47,820,838)	$(1,462,112)	$(4,873,860)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,409)	$(474,275)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	2,614	-
Depreciation and amortization	10,242	16,841
Change in fair value of derivative liability	108,574	-
Non-cash interest expenses	117,951	-
Amortization of debt discount	57,084	51,434
Stock issued for services	-	12,000
Increase (decrease) in allowance for doubtful accounts	-	(3,647)
(Increase) decrease in:
Accounts receivable	1,487	3.622
Inventory	21,172	(5,288)
Other receivables	(5,843)	5,908
Prepaid expenses/Other current assets	(24,563)	(43,899)
Increase (decrease) in:
Accounts payable	121,883	142,958
Accrued related party	-	51,602
Accrued expenses	91,938	8,922
Customer Deposits	(102,098)	1,515
Deferred revenue	(12,500)	-
Net cash used in operating activities	(320,468)	(232,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(8,292)	(8,832)
Net cash used in investing activities	(8,292)	(8,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	-	225,000
Proceeds from note payable	250,000	-
Net cash provided by financing activities	250,000	225,000

Net decrease in cash and cash equivalents	(78,760)	(16,139)

Cash and cash equivalents, beginning of period	122,036	21,066
Cash and cash equivalents, end of period	$43,276	$4,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,287	$119
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement of accrued expenses	$-	$90,000
Issuance of common stock for settlement of interest due to related party	$-	$17,200
Issuance of common stock for deferred debt issuance costs	$-	$-
Debt costs deducted from proceeds of notes	$7,500	$-
Issuance of warrants for debt modification	$-	$127,064
Initial derivative liability at issuance of note	$292,951	$-
Initial debt discount at issuance of note	$175,000	$-

See accompanying Notes to Unaudited Condensed Financial Statements.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2018, the Company generated a net loss of $708,409 and the Company has incurred significant losses since inception. As of March 31, 2018, the Company had an accumulated deficit of $47,820,838, a stockholders’ deficit of $4,873,860 and cash and cash equivalents of $43,276. The Company used $320,468 and $232,307 of cash from operations during the three months ended March 31, 2018 and 2017, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2018 and 2017, (b) the financial position at March 31, 2018 and December 31, 2017, and (c) the cash flows for the three month periods ended March 31, 2018 and 2017, have been made.

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

Fair Value of Financial Instruments – The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2018 and 2017 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2018 and December 31, 2017, the Company had $58,114 and $85,173 of raw materials, $8,258 and $9,211 of in-process inventory, and $14,063 and $7,223 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2018 and December 31, 2017.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $9,865 and $10,502 for the three months ended March 31, 2018 and 2017, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $377 and $6,339 for the three months ended March 31, 2018 and 2017, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Note 3. Significant Accounting Policies (Continued)

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $84,129 and $186,824 for the three months ended March 31, 2018 and 2017, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $8,666 and $119,906 for the three months ended March 31, 2018 and 2017, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2018 and December 31, 2017, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2018 and 2017, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 3. Significant Accounting Policies (Continued)

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of March 31, 2018:

	Fair Value at March 31,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$645,026	$-	$-	$645,026

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2018:

Balance at beginning of period	$243,501
Additions to derivative instruments	292,951
Loss on change in fair value of derivative liability	108,574
Balance at end of period	$645,026

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 76,692,403 and 28,287,916 were excluded from the computation of diluted earnings per share for the three ended March 31, 2018 and 2017, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements – There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are have been adopted, or not yet effective as follows:

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company has adopted this standard as of the fiscal year beginning January 1, 2018 and does not expect this standard to have a material impact on its financial statements.

Note 3. Significant Accounting Policies (Continued)

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this ASU in the first quarter of fiscal 2018 on a modified retrospective basis. The adoption of this ASU did not have a material effect on the Company's financial statements.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued expenses, other	$146,540	$151,090
Accrued interest	150,168	103,033
Accrued warranty costs	91,531	91,531
	$388,239	$345,654

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months ended March 31, 2018 and 2017, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2018 and December 31, 2017 of $1,670,752 and $1,631,147, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

Note 5. Related Party Transactions (Continued)

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

During 2016 to the period ended March 31, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock in 2017.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $39,413 and $13,463 for the three month periods ended March 31, 2018 and 2017, respectively. Accrued interest on the Note was $141,473 and $102,068 at March 31, 2018 and December 31, 2017, respectively.

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

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company's Chief Executive Officer entered into an amendment to Mr. Tangredi's Amended and Restated Employment Agreement. Currently, the Company has non- interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company's common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company's common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. The Company has waived the conversion requirement from 2015 to the present.

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

Note 6. Equity Transactions

Preferred Stock

At March 31, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

Note 6. Equity Transactions (Continued)

2,000,000 of the shares of preferred stock has been designated as Class A Preferred Stock. Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Corporation. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Class A Preferred Stock unless, prior thereto, the holders of shares of Class A Preferred Stock shall have received $1.50 per share (the “Stated Amount”). The Class A Preferred Stock shall rank, with respect to the payment of liquidation, dividends and the distribution of assets, senior to the Corporation’s Common Stock. The Holder of the Class A Preferred Stock may convert all or part of the outstanding and unpaid Stated Amount into fully paid and non-assessable shares of the Corporation’s Common Stock at the Conversion Price. The number of shares receivable upon conversion equals the Stated Amount divided by the Conversion Price. The Conversion Price shall be equal to the 75% of the average closing price for the 30 trading days prior to the election to convert. At no time will the Corporation convert any of the Stated Amount into Common Stock if that would result in the Holder beneficially owning more than 49% of the sum of the voting power of the Company’s outstanding shares of Common Stock plus the voting power of the Class A Preferred Stock. No shares of Class A Preferred Stock have been issued.

Common Stock

At March 31, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 240,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at March 31, 2018.

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

In the three months ended March 31, 2018, there were no options granted, 850,000 options expired/forfeited, and no options exercised. In the three months ended March 31, 2017, there were no options granted, 140,000 options expired/forfeited, and no options exercised. The Plans permit grants of options to purchase commons shares authorized and approved by the Company’s Board of Directors.

Stock compensation expense was $0 and $0 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

The Company had outstanding warrants of 27,337,288 and 9,585,358 to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements at March 31, 2018 and 2017, respectively.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Convertible notes payable, bearing interest at 8%-10%	$375,000	$100,000
Unamortized debt discount	(227,083)	(91,667)
Unamortized deferred debt issuance cost	(9,432)	(4,545)
Total	$138,485	$3,788
Current portion	138,485	3,788

February 2018 Notes

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

March 2018 Note

On March 12, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $80,000.

During the three months ended March 31, 2018, the Company amortized $57,084 of debt discount and $2,614 of debt issue costs to interest expense.

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

February 2018 Notes

The Company identified embedded derivatives related to the conversion features of the February 2018 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the notes as $283,719, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.91%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 420%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $175,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $108,719 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $4,692 for the three months ended March 31, 2018 and were charged to interest expense.

Note 8. Derivative Liabilities (Continued)

During the three months ended March 31, 2018, the Company recorded expense of $120,183 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $408,594 at March 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.09%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 335%; and (4) an expected life of 10 months.

October 2017 Note

The Company identified embedded derivatives related to the conversion features of the October 2017 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $324,426, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.61%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 407%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated $100,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $224,426 charged to expense at issue date as non-cash interest expense during the year ended December 31, 2017.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $4,540 for the three months ended March 31, 2018 and were charged to interest expense.

During the three months ended March 31, 2018, the Company recorded income of $11,609 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $236,432 at March 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 332%; and (4) an expected life of 7 months.

Note 9. Deferred Revenue

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

The Company recognized license revenue of $12,500 for the period ended March 31, 2018. Deferred revenue for the agreement was $486,156 and $498,656 at March 31, 2018 and December 31, 2017, respectively. The Company recognized royalty revenue of $0 and $0 for March 31, 2018 and 2017, respectively.

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

Note 10. Litigation (Continued)

On April 24, 2014, we entered into a Distribution Agreement (the "Distribution Agreement"), with Soex to distribute certain of the Company’s products in China. As reported in the Company’s Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, the Company was entitled to receive, pursuant to the Distribution Agreement, royalties and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it had not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

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

A mediation date of June 20, 2018 has been set by the Court, and agreed to by both Dais and Soex.

Note 11. Subsequent Event

No material events have occurred after March 31, 2018 that requires recognition or disclosure in the financial statements except as follows:

On April 4, 2018, the Company issued a convertible note, with a face amount of $75,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of October 4, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $60,000.

On April 30, 2018, the Company issued a convertible note, with a face amount of $150,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of October 30, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of 130,000.

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

This Quarterly Report on Form 10-Q includes forward-looking statements identified by the use of words such as “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” and similar expressions or the negative of these words or other variation on these words or comparable terminology. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us as described below and elsewhere in this Form 10-Q as well as in our Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. There can be no assurance that the forward-looking statements contained in this Quarterly Report will occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws and we caution you not to place undue reliance on these forward-looking statements.

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

In the quarter ending March 31, 2018, we:

•	Used data from the pilot and other sources which led to the introduction in December 2017 of the advanced NanoClearTM M3 series Membrane Evaporator product. M3 has 25% greater throughput, is easier to assemble, test and maintain, and is viewed as the foundation for newer projected enhancements in 2018 and beyond.

•	Tested wastewater samples for potential clients at our NanoClearTM Industrial Waste Water Cleaning Unit in Shanghai, China. We use this unit to showcase our AqualyteTM based nanomaterial and engineered process to potential customers, partners, key influencers, and sales channel participants in the faster growing South East Asian market. Each test highlights the solid ROI-based advantages embodied in the NanoClearTM process as well as the product’s key technical deliverables such as high salt concentration, high quality product water, high clean water capture, and ability to replace two or more existing membrane-based systems with one NanoClearTM system.

•	Participating as a trade show vendor in several large water industry trade shows (IE International Expo 2017, Aquatec 2017, and the international WEFTEC expo in September in Chicago).

•	Participated as an invited speaker at industry technical conferences (EU Industrial Water TAG 6).

•	Selected as one of twenty-nine companies to accompany the President of the United States on a CEO Trade Mission with the President of China in November 2017. CEO of other companies accompanying the President included Goldman Sachs, GE, Dow-Dupont, Nalco, and Fisher-Scientific. The contacts made at this event, we project, will shape a strong 2018 for NanoClearTM and other Dais products in China and other Southeast Asia markets.

Shipments of Products to New Markets; New Manufacturing in China

We are speaking with several companies in the European Union interested in buying and distributing ConsERVTM cores. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERVTM cores using AqualyteTM membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV™ systems in Asia. Having cores manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

Business and Infrastructure Development in China

Dais is working with companies in China to build the capability to manufacture Membrane Evaporators in-country and project to begin using this capability by the third quarter of 2018.

In 2017, Dais signed a multi-year supply agreement with Haier Group, of China, for our AqualyteTM membrane. Haier has been testing AqualyteTM and concluded that AqualyteTM offers unique characteristics that would be beneficial if incorporated in a select group of their products. We expect to generate revenue from this first Haier application starting in the second and third quarter of 2018 with other products projected to be adopted by Haier in 2018 and beyond.

In 2017, Dais signed a multi-year license and supply agreement with Menred Group, Zhejiang province, China to provide its AqualyteTM moisture transfer nanomaterial for use in a newer line of Menred energy recovery ventilators (ERV) to be sold into the growing Chinese heating, ventilation and air conditioning (HVAC) market. Menred will use the Company’s AqualyteTM nanomaterials, ConsERVTM core designs, and the ConsERVTM brand name with all their energy recovery ventilation products manufactured and sold into the residential and commercial heating, ventilation, and air-conditioning (HVAC) markets by its thirty sales offices in Greater China. The agreement contains provisions for sales minimums, royalties, product development, and allows for the sourcing of key components by the Company from Menred for the Company's use in its growing energy recovery ventilation business in other parts of the world at improved pricing. We expect to generate revenue from Menred starting in the second quarter of 2018.

NanoClear™ Funding to Continue – Product Development

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

ConsERVTM sales were negatively impacted at the beginning of 2017 from the December 2016 termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products by Multistack LLC and related entities. The Company is working diligently to re-set ConsERV sales in the effected North American market with initiatives aimed at the architect/engineer specified sales channels as well as establishing relationships with key regional sales channels. It is believed revenues will begin to grow from this intense effort throughout 2018 and 2019. The Company is working diligently to re-set ConsERV sales in the effected North American market with initiatives aimed at the architect/engineer specified sales channels as well as establishing relationships with key regional sales channels. It is believed revenues will begin to grow from this intense effort throughout 2018 and 2019.

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

PolyCool™

PolyCoolTM technology offers strategic advantages over existing cooling tower systems. The process water being cooled is separated from the air stream by a solid AqualyteTM nanotechnology membrane that establishes a selective barrier, allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system (similar to dry cooling technology) and initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while largely isolating the process water from the air stream. PolyCoolTM systems are expected to use up to 37% less energy and water than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. We are seeking a strategic partner who has the requisite skills to complement our nanomaterial expertise while developing this application and market access for distribution.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO MARCH 31, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2018	2017

REVENUE
Sales	$240,674	$21,376
Royalty and license fees	12,500	-
Total revenue	253,174	21,376

COST OF GOODS SOLD	172,172	21,020

GROSS MARGIN	81,002	356

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $8,666 and $119,906 for the three months ended March 31, 2018 and 2017, respectively	75,463	66,918
Selling, general and administrative expenses	378,015	339,724
Total operating expenses	453,478	406,642

LOSS FROM OPERATIONS	(372,476)	(406,286)

OTHER INCOME (EXPENSE)
Interest expense	(227,359)	(67,989)
Change in fair value of derivative liabilities	(108,574)
Total other income (expense), net	(335,933)	(67,989)

NET LOSS	$(708,409)	$(474,275)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	139,351,432	120,873,594

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and NanoClearTM evaporators. Product sales were $240,674 and $21,376 for the three months ended March 31, 2018 and 2017, respectively, an increase of $219,298 or 1026%. The increase in product sales resulted from a 387% increase in ConsERV™ sales in 2018 and 100% increase in AqualyteTM membrane sales. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur in 2018. Revenues from royalty and license fees were $12,500 and $0 for the three months ended March 31, 2018 and 2017, respectively, an increase of $12,500 or 100%, due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $172,172 and $21,020 for the three months ended March 31, 2018 and 2017, respectively, an increase of $151,152 or 719%. This reflects the increased cost of manufacturing the increased sales volume.

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

Gross margin

Gross margin from the sales of products was 28% and 2% for the three months ended March 31, 2018 and 2017. The gross margin increase reflects the upward trend of sales received during the 2018 period.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $84,129 and $186,824 for the three months ended March 31, 2018 and 2017, a decrease of $102,695 or 55%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $8,666 and $119,906 for three months ended March 31, 2018 and 2017, a decrease of $111,240 or 93%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $378,015 and $339,724 for the three months ended March 31, 2018 and 2017, an increase of $38,291 or 11%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The increase in selling, general and administrative expenses for the three months ended March 31, 2018 compared to the same period in 2017 is due to increased travel expenses offset by lower auditing and legal fees.

Other Income (Expense)

Other expenses were $335,933 and $67,989 for the three months ended March 31, 2018 and 2017, respectively, an increase of $267,944 or 394%. The increase in other expense is due to interest expense associated with equity financing agreements and related expenses due to the change in fair value of derivative liabilities.

Net Loss

Net loss for the three months ended March 31, 2018 was $708,409 compared to a net loss of $474,275 for the three months ended March 31, 2017. The higher loss in the three months ended March 31, 2018 was the result of an increase in interest expense on the related-party notes and equity financing agreements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2018, we generated a net loss of $708,409 and have incurred significant losses since inception. As of March 31, 2018, we had an accumulated deficit of $47,820,838, a stockholders’ deficit of $4,873,860 and cash and cash equivalents of $43,276. We used $320,468 and $232,307 of cash from operations during the three months ended March 31, 2018 and 2017, respectively, which was funded primarily by proceeds from equity financings and borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our ability to obtain additional sources of cash flow given the structural growth in 2017 in manufacturing and newer products both in ConsERVTM (newer core types, move into complete ERV systems in China) and NanoClearTM (M3) is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2018 were $43,276 compared to $122,036 as of December 31, 2017. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $320,468 for the three months ended March 31, 2018 compared to $232,307 for the same period in 2017. The increase in net cash used was primarily due to a higher net loss partially offset by non-cash interest expense and change in fair value of derivative liability.

Net cash used in investing activities was $8,292 for the three months ended March 31, 2018 compared to $8,832 for the same period in 2017, driven by decreased spending on capital items.

Net cash provided by financing activities was $250,000 for the three months ended March 31, 2018 compared to $225,000 for the same period in 2017, resulting from loans from a related party and convertible notes.

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

During 2016 through the period ended March 31, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock.

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

On March 12, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $80,000.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC as a result of limited resources, and a lack of segregation of duties.

During our most recent quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Financial Statements––Note 10. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Other than our facility lease of approximately $50,000 per year, we have no other contractual obligations.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: May 15, 2018	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

