Form 10-Q
period 2018-06-30
DAIS ANALYTIC CORP
filed 2018-08-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There were 147,700,182 shares of the Registrant's $0.01 par value common stock outstanding as of August 12, 2018.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,943	122,036
Accounts receivable, net	56,556	5,058
Other receivables	2,824	3,598
Inventory	63,175	101,607
Prepaid expenses	81,358	12,294
Total Current Assets	327,856	244,593
Property and equipment, net, including accumulated depreciation of $381,948 and $371,917 at June 30, 2018 and December 31, 2017, respectively	72,169	91,900

OTHER ASSETS:
Deposits	4,780	5,080
Patents, net, including accumulated amortization of $279,216 and $266,915 at June 30, 2018 and December 31, 2017, respectively	136,044	117,606
Total Other Assets	140,824	122,686
TOTAL ASSETS	$540,849	459,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $130,907 and $104,543 at June 30, 2018 and December 31, 2017, respectively	$483,425	$353,193
Accrued expenses, other, including interest due to related party of $181,323 and $102,059 at June 30, 2018 and December 31, 2017, respectively	478,876	345,654
Accrued compensation and related benefits	1,825,366	1,727,259
Customer deposits	73,733	120,579
Note payable to related party	1,332,000	1,332,000
Current portion of deferred revenue	473,656	498,656
Derivative liabilities	444,208	243,501
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	624,612	3,788
Total Current Liabilities	5,735,876	4,624,630

Total Liabilities	5,735,876	4,624,630

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 148,757,395 and 140,608,645 shares issued; and 147,500,182 and 139,351,432 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1,487,575	1,406,087
Capital in excess of par value	43,270,440	43,003,003
Accumulated deficit	(48,490,930)	(47,112,429)
	(3,739,789)	(2,703,339)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(5,195,027)	(4,165,451)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$540,849	$459,179

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE
Sales	$295,604	$115,024	$536,278	$136,400
Royalty and license fees	12,500	-	25,000	-
	308,104	115,024	561,278	136,400

COST OF GOODS SOLD	221,330	94,989	393,502	116,009

GROSS MARGIN	86,774	20,035	167,776	20,391

OPERATING EXPENSES
Research and development, net	64,749	96,102	140,212	163,020
Selling, general and administrative	712,405	560,679	1,090,420	900,403
TOTAL OPERATING EXPENSES	777,154	656,781	1,230,632	1,063,423

LOSS FROM OPERATIONS	(690,380)	(636,746)	(1,062,856)	(1,043,032)

OTHER INCOME (EXPENSE)
Other income	-	-	-	-
Interest expense, net income	(262,353)	(509,764)	(489,712)	(577,753)
Change in fair value of derivative liabilities	86,967	195,175	(21,607)	195,175
Gain/(Loss) on extinguishment of debt	195,675	-	195,675	-

TOTAL OTHER INCOME (EXPENSE), NET	20,288	(314,589)	(315,646)	(382,578)

NET LOSS	$(670,091)	$(951,335)	$(1,378,501)	$(1,425,610)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	142,546,872	126,431,653	140,957,979	123,636,375

 See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Shares issued for services	8,148,750	81,488	267,437			348,925
Net loss	-	-	-	(1,378,501)	-	(1,378,501)
Balance at June 30, 2018 (unaudited)	148,757,395	$1,487,575	$43,270,440	$(48,490,930)	$(1,462,112)	$(5,195,027)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,378,501)	$(1,425,610)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	5,971	2,997
Depreciation and amortization	32,033	32,727
Gain on extinguishment of debt	(195,675)	-
Change in fair value of derivative liability	21,607	(195,175)
Non-cash interest expenses	196,797	363,807
Fair value of warrant for debt modification	-	133,729
Amortization of debt discount	125,756	39,484
Stock issued for finance cost	-	1,800
Stock compensation	300,000	180,000
(Increase) decrease in:
Accounts receivable	(51,498)	(10,987)
Inventory	38,432	(11,422)
Other receivables	774	-
Prepaid expenses/Other current assets	(69,063)	(45,499)
Deposits	300	-
Increase (decrease) in:
Accounts payable	130,232	182,048
Accrued related party	-	-
Accrued expenses	271,328	228,778
Customer Deposits	(46,846)	23,580
Deferred revenue	(25,000)	-
Net cash used in operating activities	(643,353)	(499,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(30,740)	(14,411)
Purchases of property and equipment	-	(2,237)
Net cash used in investing activities	(30,740)	(16,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	-	245,000
Proceeds from note payable	810,000	277,000
Repayment of note	(134,000)	-
Net cash provided by financing activities	676,000	522,000

Net decrease (increase) in cash and cash equivalents	1,907	5,609

Cash and cash equivalents, beginning of period	122,036	21,066
Cash and cash equivalents, end of period	$123,943	$26,675

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,993	$119
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of accrued expense with note payable	$-	$43,000
Issuance of common stock for settlement of accrued expenses	$-	$102,000
Issuance of common stock for settlement of interest due to related party	$-	$15,400
Issuance of common stock for deferred debt issuance costs	$-	$22,500
Debt costs deducted from proceeds of notes	$11,750	$16,750
Issuance of warrants for debt modification	$-	$133,729
Initial derivative liability at issuance of note	$372,969	$700,558
Initial debt discount at issuance of note	$(273,175)	$371,425

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

The Company’s accompanying condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly state the Company’s financial position, results of operations, stockholders’ deficit and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2018, the Company generated a net loss of $1,378,501 and the Company has incurred significant losses since inception. As of June 30, 2018, the Company had an accumulated deficit of $48,490,930, a stockholders’ deficit of $5,195,027 and cash and cash equivalents of $123,943. The Company used $643,353 and $499,744 of cash from operations during the six months ended June 30, 2018 and 2017, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2018 and 2017, (b) the financial position at June 30, 2018 and December 31, 2017, and (c) the cash flows for the six month periods ended June 30, 2018 and 2017, have been made.

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

Fair Value of Financial Instruments – The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2018 and 2017 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2018 and December 31, 2017, the Company had $60,603 and $85,173 of raw materials, $2,112 and $9,211 of in-process inventory, and $460 and $7,223 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2018 and December 31, 2017.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $9,865 and $10,456 for the three months ended and $19,731 and $20,958 for the six months ended June 30, 2018 and 2017, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $11,925 and $5,429 for the three months ended and $12,302 and $11,768 for the six months ended June 30, 2018 and 2017, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Note 3. Significant Accounting Policies (Continued)

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $81,098 and $108,672 for the three months ended and $165,227 and $295,496 for the six months ended June 30, 2018 and 2017, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $16,349 and $12,570 for the three months ended and $25,015 and $132,476 for the six months ended June 30, 2018 and 2017, respectively.

Revenue recognition – The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2018 and December 31, 2017, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and six months ended June 30, 2018 and 2017, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $0 for the three months and $25,000 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2018:

	Fair Value at June,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$444,208	$-	$-	$444,208

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2018:

Balance at beginning of period	$243,501
Additions to derivative instruments	461,046
Extinguished derivative liabilities	(281,946)
Loss on change in fair value of derivative liability	21,607
Balance at end of period	$444,208

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 60,878,439 and 28,487,916 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively, because their effect is anti-dilutive.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accrued expenses, other	$134,925	$151,090
Accrued interest	252,420	103,033
Accrued warranty costs	91,531	91,531
	$478,876	$345,654

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of whom is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 in each of the three months and $24,396 for the six months ended June 30, 2018 and 2017, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2018 and December 31, 2017 of $1,708,415 and $1,631,147, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

Note 5. Related Party Transactions (Continued)

During 2016 to the period ended June 30, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of August 22, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock in 2017.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $39,851 and $13,463 for the three months and $79,264 and $30,966 for the six month periods ended June 30, 2018 and 2017, respectively. Accrued interest on the Note was $181,323 and $102,068 at June 30, 2018 and December 31, 2017, respectively.

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

Note 6. Equity Transactions

Preferred Stock

At June 30, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At June 30, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 240,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at June 30, 2018.

On April 23, 2018, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, services commenced on April 23, 2018 and will continue for three months. The Company issued to the consultant 3,000,000 shares of common stock, valued at $120,000. All shares earned under the agreement are considered earned in full and beneficially owned as of April 25, 2018.

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at June 30, 2018.

On May 15, 2018, the Company issued 2,000,000 shares of common stock towards past services, valued at $40,000, in accordance with the License and Supply Agreement with Zhejiang MENRED Environmental Tech Co, Ltd. effective December 21, 2017. The value of the shares issued was included in accrued expenses at December 31, 2017.

On June 15, 2018, the Company issued 3,000,000 shares of common stock, valued at $180,000, in agreement with an outside business consultant.

On June 20, 2018, the Company issued 148,750 shares of common stock, valued at $8,925, as further incentive to an outside investor for a convertible note with a face amount of $89,250. (See Note 7. – Convertible Notes Payable).

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

In the six months ended June 30, 2018, there were no options granted, 850,000 options expired/forfeited, and no options exercised. In the six months ended June 30, 2017, there were no options granted, 190,000 options expired/forfeited, and no options exercised. The Plans permit grants of options to purchase commons shares authorized and approved by the Company’s Board of Directors.

Stock compensation expense was $0 for the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

The Company had outstanding warrants of 27,337,288 and 27,460,358 to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements at June 30, 2018 and December 31, 2017, respectively.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Convertible notes payable, bearing interest at 8%-10%	$839,250	$100,000
Unamortized debt discount	(197,661)	(91,667)
Unamortized deferred debt issuance cost	(16,977)	(4,545)
Total	$624,612	$3,788
Current portion	624,612	3,788

October 2017 Note

On October 31, 2017, the Company issued a convertible note in the amount of $100,000. The note and related accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bore interest at 8% per year and matured on October 31, 2018. The Company incurred legal costs of $5,000 related to the note which are being amortized over the life of the note. The Company also recorded debt discount of $100,000 related to the embedded derivative, as described in Note 8, which has been amortized over the life of the note.

The note was redeemed during the second quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $195,675.

February 2018 Notes

On February 7, 2018, the Company issued two convertible notes, each with a face amount of $87,500. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on February 7, 2019. The notes contain original issue discount aggregating $17,500 which is being amortized over the life of the notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $150,000.

March 2018 Note

On March 12, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $100,000.

Note 7. Convertible Notes Payable (Continued)

April 2018 Notes

On April 4, 2018, the Company issued a convertible note, with a face amount of $75,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 4, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $75,000.

On April 30, 2018, the Company issued a convertible note, with a face amount of $150,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $30,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $150,000.

June 2018 Notes

On June 1, 2018, the Company issued a convertible note, with a face amount of $50,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 1, 2018. The note contains original issue discount of $10,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $50,000.

On June 6, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 6, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $100,000.

On June 7, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 7, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $100,000.

On June 22, 2018, the Company issued a convertible note, with a face amount of $89,250. The note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and matures on June 4, 2019. The Company has also incurred aggregate legal costs of $4,250 related to the note. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $85,000.

During the three months ended June 30, 2018, the Company amortized $68,672 of debt discount and $3,357 of debt issue costs to interest expense. During the six months ended June 30, 2018, the Company amortized $125,756 of debt discount and $5,971 of debt issue costs to interest expense.

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

June 2018 Note

The Company identified embedded derivatives related to the conversion features of the June 22, 2018 note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $158,278, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 319%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated 89,250 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $69,028 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $311 for the three and six months ended June 30, 2018 and were charged to interest expense.

During the three and six months ended June 30, 2018, the Company recorded income of $503 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $158,086 at June 30, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 315%; and (4) an expected life of 11 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $5,532 and $10,224 for the three and six months ended June 30, 2018, respectively, and were charged to interest expense.

During the three and six months ended June 30, 2018, the Company recorded income of $128,004 and $7,821, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $286,122 at June 30, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.11%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 292%; and (4) an expected life of 7 months.

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

Note 8. Derivative Liabilities (Continued)

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $3,974 and $8,514 for the three and six months ended June 30, 2018, respectively, and were charged to interest expense.

During the three and six months ended June 30, 2018, the Company recorded expense of $41,540 and $29,931, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $281,946 at the time of the redemption of the underlying debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 270%; and (4) an expected life of 75months. This amount has been credited to gain on extinguishment upon redemption.

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

The Company recognized license revenue of $12,500 and $25,000 for the three and six months ended June 30, 2018, respectively. Deferred revenue for the agreement was $473,656 and $498,656 at June 30, 2018 and December 31, 2017, respectively. The Company recognized royalty revenue of $0 for June 30, 2018 and 2017, respectively.

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

Note 10. Litigation (Continued)

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

A Mediation between the Parties was held in Tampa on June 20th, 2018 as set by the court and agreed to by Dais and Soex. A mutually agreeable arrangement was not reached. A new hearing date will be set by the court.

On the same date, the Company filed to sue Soex and Liwei Cao (a former Dais employee) for breach of contract, and a wide-spread, and growing theft of trade secrets. The Company’s complaint alleges Soex and Cao of purposefully joined forces, and are wrongfully using the Company’s Intellectual Property. The Company is defending itself by every method open to it in both China and the United States to seek Soex, and Cao immediately cease and desist the use of all of the Company’s Intellectual Property.

Note 11. Subsequent Event

No material events have occurred after June 30, 2018 that requires recognition or disclosure in the financial statements except as follows:

On July 18, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 20 days prior to conversion. The notes bear interest at 10% per year and matures on July 10, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $95,000. On July 11, 2018, the Company issued 200,000 shares of common stock, valued at $14,000, as further incentive to the outside investor for the convertible note.

On July 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,200.

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

Overview

Dais Analytic Corporation is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called AqualyteTM. The first commercial product is called ConsERVTM, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We are developing other nano-structured polymer technology applications including NanoAirTM, a water based no fluorocarbon refrigerant dehumidification, humidification, heating and cooling system as well as PolyCoolTM, a membrane based evaporator for cooling towers and evaporative condensers for cooling uses in traditional HVAC equipment. . We believe our nano-structured polymer technology, with substantial development, may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

In the quarter ending June 30, 2018, we:

-	In 2018, ConsERV core product revenues for HVAC applications increased by 6% over revenues in 2017.

-	In 2018, NanoClear module revenues for wastewater treatment applications increased by 63% over revenues in 2017.

-	In 2018, Aqualyte membrane revenue to strategic customers increased by 100% over 2017.

-	Manufactured and shipped the first 500 liter/hour ME305 NanoClear module to a customer in China.

-	Attended Export Sales Mission to Hong Kong and Guangzhou, China in June 2018. Meetings were held with potential customers in both Hong Kong and Guangzhou.

-	Attended 2018 Qingdao International Water Conference in June 2018. Meetings were held with potential customers in Qingdao from all over Southeast Asia. and the contacts made at this event, we project, will shape a strong 2018 for NanoClear™ and other Dais products in China and other Southeast Asia markets.

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

In 2017, Dais signed a multi-year supply agreement with Haier Group, of China, for our AqualyteTM membrane. Haier tested AqualyteTM and concluded that AqualyteTM offers unique characteristics that would be beneficial if incorporated in a select group of their products. In 2018, the Company began shipping AqualyteTM to Haier. We began to generate revenue from this first Haier application starting in the second quarter of 2018 with other products projected to be adopted by Haier in 2018 and beyond.

In 2017, Dais signed a multi-year license and supply agreement with Menred Group, Zhejiang province, China to provide its AqualyteTM moisture transfer nanomaterial for use in a newer line of Menred energy recovery ventilators (ERV) to be sold into the growing Chinese heating, ventilation and air conditioning (HVAC) market. Menred will use the Company’s AqualyteTM nanomaterials, ConsERVTM core designs, and the ConsERVTM brand name with all their energy recovery ventilation products manufactured and sold into the residential and commercial heating, ventilation, and air-conditioning (HVAC) markets by its thirty sales offices in Greater China. The agreement contains provisions for sales minimums, royalties, product development, and allows for the sourcing of key components by the Company from Menred for the Company's use in its growing energy recovery ventilation business in other parts of the world at improved pricing. We have begun to generate revenue from Menred starting in the second quarter of 2018.

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

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (DOE) to further commercialize the heating, ventilation, and air-conditioning (HVAC) membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. The total funding value is $1,500,000 of which we will receive $700,000. The project centers on designing, fabricating, and testing a full-size rooftop unit with 10 tons of dehumidification and chilling capacity to be tested the renowned Oak Ridge National Laboratory, providing the HVAC industry with independently verified data demonstrating that our technology can improve rooftop unit energy efficiency by almost 50 percent over units installed today, reduce CO2 emissions, eliminate fluorocarbon refrigerants that accelerate climate change, and improve end-user comfort with independent management of temperature and humidity.

Introduction of New Version of AqualyteTM Membrane Technology

We continue the development of Version 4 (V4) of our AqualyteTM material by adding features and improving the manufacturability of the nanomaterial. These and other improvements will allow AqualyteTM to serve a wider variety of uses in the PolyCoolTM ,ConsERVTM and NanoClearTM target markets. AqualyteTM is the underlying technology for our family of products, including ConsERVTM, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClearTM, a high-performance contaminated water cleaning process. AqualyteTM represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the AqualyteTM technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERVTM and NanoClearTM that are targeting worldwide needs in the clean air, energy efficiency and clean water markets. We expect to launch V4 in stages once it completes vigosous long term testing projected to be in fiscal year 2019.

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

We began selling AqualyteTM in 2018 to strategic customers and continue to have growing sales of AqualyteTM. We project even further growth in the third and fourth quarters of 2018 and beyond.

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

PolyCoolTM systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of Aqualyte™ to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCool™ technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool™ in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less energy efficient dry cooling instead of evaporative cooling.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended June 30,
	2018	2017

REVENUE
Sales	$295,604	$115,024
Royalty and license fees	12,500	-
Total revenue	308,104	115,024

COST OF GOODS SOLD	221,330	94,989

GROSS MARGIN	86,774	20,035

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $16,349 and $12,570 for the three months ended June 30, 2018 and 2017, respectively	64,749	96,102
Selling, general and administrative expenses	712,405	560,679
Total operating expenses	777,154	656,781

LOSS FROM OPERATIONS	(690,380)	(636,746)

OTHER INCOME (EXPENSE)
Interest expense, net income	(262,353)	(509,764)
Change in fair value of derivative liabilities	86,967	195,175
Gain/(Loss) on extinguishment of debt	195,675	-
Total other income (expense), net	20,288	(314,589)

NET LOSS	$(670,091)	$(951,335)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	142,546,872	126,431,653

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and NanoClearTM evaporators. Product sales were $295,604 and $115,024 for the three months ended June 30, 2018 and 2017, respectively, an increase of $180,580 or 157%. The increase in product revenue resulted from a considerable increase in AqualyteTM membrane sales to strategic customers. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur in 2018. Revenues from royalty and license fees were $12,500 and $0 for the three months ended June 30, 2018 and 2017, respectively, an increase of $12,500 or 100%, due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores, NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $221,330 and $94,989 for the three months ended June 30, 2018 and 2017, respectively, an increase of $126,341 or 133%. This reflects the increased cost of manufacturing with the increased sales volume.

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

Gross margin

Gross margin from the sales of products was 25% and 17.4% for the three months ended June 30, 2018 and 2017. The gross margin increase reflects the upward trend of sales received during the 2018 period.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $81,098 and $108,672 for the three months ended June 30, 2018 and 2017, a decrease of $27,574 or 25%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $16,349 and $12,570 for three months ended June 30, 2018 and 2017, an increase of $3,779 or 30%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $712,405 and $560,679 for the three months ended June 30, 2018 and 2017, an increase of $151,726 or 27%.

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

The increase in selling, general and administrative expenses for the three months ended June 30, 2018 compared to the same period in 2017 is due to increased consulting and advisory services offset by lower auditing and travel costs.

These are considered one-time expenses and are related to the convertible notes in the first and second quarter of 2018. Without these one-time charges the Company continues to show significant improvement in net revenue, gross margin and operating net loss from quarter to quarter and year over year.

Other Income (Expense)

Other income was $20,288 and other expenses $314,589 for the three months ended June 30, 2018 and 2017, respectively, an increase of $334,877 or 106%. The increase in other income is due to the gain on extinguishment of convertible note debt offset by the interest expense associated with equity financing agreements and related expenses due to the change in fair value of derivative liabilities.

Net Loss

Net loss for the three months ended June 30, 2018 was $670,091 compared to a net loss of $951,335 for the three months ended June 30, 2017. The lower loss in the three months ended June 30, 2018 was the result of higher gross margin as a result of higher sales volume between periods and the gain on extinguishment of convertible note debt.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended June 30,
	2018	2017

REVENUE
Sales	$536,278	$136,400
Royalty and license fees	25,000	-
Total revenue	561,278	136,400

COST OF GOODS SOLD	393,502	116,009

GROSS MARGIN	167,776	20,391

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $25,015 and $132,476 for the six months ended June 30, 2018 and 2017, respectively	140,212	163,020
Selling, general and administrative expenses	1,090,420	900,403
Total operating expenses	1,230,632	1,063,423

LOSS FROM OPERATIONS	(1,062,856)	(1,043,032)

OTHER INCOME (EXPENSE)
Interest expense, net income	(489,712)	(577,753)
Change in fair value of derivative liabilities	(21,607)	195,175
Gain/(Loss) on extinguishment of debt	195,675	-
Total other income (expense), net	(315,646)	(382,578)

NET LOSS	$(1,378,501)	$(1,425,610)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	140,957,979	123,636,375

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and NanoClearTM evaporators. Product sales were $536,278 and $136,400 for the six months ended June 30, 2018 and 2017, respectively, an increase of $399,878 or 293%. The increase in product sales resulted from a 100% increase in AqualyteTM membrane sales with over 55,000 square meters being sold for the period. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur in 2018. Revenues from royalty and license fees were $25,000 and $0 for the six months ended June 30, 2018 and 2017, respectively, an increase of $25,000 or 100%, due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $393,502 and $116,009 for the six months ended June 30, 2018 and 2017, respectively, an increase of $277,493 or 239%. This reflects the increased cost of manufacturing with the increased sales volume.

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

Gross margin

Gross margin from the sales of products was 29.9% and 14.9% for the six months ended June 30, 2018 and 2017. The gross margin increase reflects the upward trend of sales received during the 2018 period.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $165,227 and $295,496 for the six months ended June 30, 2018 and 2017, a decrease of $130,269 or 44%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $25,015 and $132,476 for six months ended June 30, 2018 and 2017, a decrease of $107,461 or 81%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,090,420 and $900,403 for the six months ended June 30, 2018 and 2017, an increase of $190,017 or 21%.

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

The increase in selling, general and administrative expenses for the six months ended June 30, 2018 compared to the same period in 2017 is due to increased consulting and advisory services offset by lower auditing and legal fees.

Other Income (Expense)

Other expenses were $315,646 and $382,578 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $66,932 or 17%. The decrease in other expense is due to the gain on extinguishment of convertible note debt offset by the interest expense associated with equity financing agreements and related expenses due to the change in fair value of derivative liabilities.

Net Loss

Net loss for the six months ended June 30, 2018 was $1,378,501 compared to a net loss of $1,425,610 for the six months ended June 30, 2017. The lower loss in the six months ended June 30, 2018 was the result of an increase in sales volume and the gain on extinguishment of convertible debt.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2018, we generated a net loss of $1,378,501 and have incurred significant losses since inception. As of June 30, 2018, we had an accumulated deficit of $48,490,930, a stockholders’ deficit of $5,195,027 and cash and cash equivalents of $123,943. We used $643,353 and $499,744 of cash from operations during the six months ended June 30, 2018 and 2017, respectively, which was funded primarily by proceeds from equity financings and borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash and cash equivalents as of June 30, 2018 were $123,943 compared to $122,036 as of December 31, 2017. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $643,353 for the six months ended June 30, 2018 compared to $499,744 for the same period in 2017. The increase in net cash used was primarily due to higher accounts receivable and prepaid expenses partially offset by non-cash interest expense and change in fair value of derivative liability.

Net cash used in investing activities was $30,740 for the six months ended June 30, 2018 compared to $16,648 for the same period in 2017, driven by decreased spending on capital items.

Net cash provided by financing activities was $676,000 for the six months ended June 30, 2018 compared to $522,000 for the same period in 2017, resulting from loans from a related party and convertible notes.

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

During 2016 through the period ended June 30, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of August 22, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock.

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

On April 4, 2018, the Company issued a convertible note, with a face amount of $75,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 4, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $60,000.

On April 30, 2018, the Company issued a convertible note, with a face amount of $150,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $130,000.

On June 1, 2018, the Company issued a convertible note, with a face amount of $50,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 1, 2018. The note contains original issue discount of $10,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $40,000.

On June 6, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 6, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $80,000.

On June 7, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of June 7, 2018. The note contains original issue discount of $20,000 which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $80,000.

On June 22, 2018, the Company issued a convertible note, with a face amount of $89,250. The note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and matures on June 4, 2019. The Company has also incurred aggregate legal costs of $4,250 related to the note. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $85,000.

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

DAIS ANALYTIC CORPORATION
(Registrant)

Date: August 13, 2018	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

