Form 10-Q
period 2018-09-30
DAIS ANALYTIC CORP
filed 2018-11-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer”, “large accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There were 147,900,182 shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2018.

DAIS ANALYTIC CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DAIS ANALYTIC CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,264	122,036
Accounts receivable, net	19,839	5,058
Other receivables	11,270	3,598
Inventory	40,422	101,607
Prepaid expenses	63,906	12,294
Total Current Assets	339,701	244,593
Property and equipment, net, including accumulated depreciation of $391,811 and $371,917 at September 30, 2018 and December 31, 2017, respectively	62,306	91,900

OTHER ASSETS:
Deposits	4,780	5,080
Patents, net, including accumulated amortization of $284,050 and $266,915 at September 30, 2018 and December 31, 2017, respectively	147,503	117,606
Total Other Assets	152,283	122,686
TOTAL ASSETS	$554,290	459,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $150,096 and $104,543 at September 30, 2018 and December 31, 2017, respectively	$564,011	$353,193
Accrued expenses, other, including interest due to related party of $221,612 and $102,059 at September 30, 2018 and December 31, 2017, respectively	624,598	345,654
Accrued compensation and related benefits	1,874,603	1,727,259
Customer deposits	215,117	120,579
Note payable to related party	1,332,000	1,332,000
Current portion of deferred revenue	461,156	498,656
Derivative liabilities	600,832	243,501
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	709,060	3,788
Total Current Liabilities	6,381,377	4,624,630

Total Liabilities	6,381,377	4,624,630

STOCKHOLDERS' DEFICIT
Preferred stock; $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 148,957,395 and 140,608,645 shares issued; and 147,700,182 and 139,351,432 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1,489,575	1,406,087
Capital in excess of par value	43,282,440	43,003,003
Accumulated deficit	(49,136,990)	(47,112,429)
	(4,364,975)	(2,703,339)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(5,827,087)	(4,165,451)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$554,290	$459,179

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE
Sales	$342,058	$112,686	$878,336	$249,086
Royalty and license fees	12,500	-	37,500	-
	354,558	112,686	915,836	249,086

COST OF GOODS SOLD	213,661	91,767	607,163	207,776

GROSS MARGIN	140,897	20,919	308,673	41,310

OPERATING EXPENSES
Research and development, net	56,983	66,053	197,195	229,074
Selling, general and administrative	401,910	341,082	1,492,330	1,241,484
TOTAL OPERATING EXPENSES	458,893	407,135	1,689,525	1,470,558

LOSS FROM OPERATIONS	(317,996)	(386,216)	(1,380,852)	(1,429,248)

OTHER INCOME (EXPENSE)
Interest expense, net income	(387,398)	(200,117)	(877,110)	(777,870)
Change in fair value of derivative liabilities	(94,713)	9,307	(116,320)	204,482
Gain on extinguishment of debt	154,047	-	349,721	-

TOTAL OTHER INCOME (EXPENSE), NET	(328,064)	(190,810)	(643,709)	(573,388)

NET LOSS	$(646,060)	$(577,026)	$(2,024,561)	$(2,002,636)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	147,678,443	127,901,432	143,222,751	124,792,864

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Shares issued for services and accrued expenses	8,348,750	83,488	279,437			362,925
Net loss	-	-	-	(2,024,561)	-	(2,024,561)
Balance at September 30, 2018 (unaudited)	148,957,395	$1,489,575	$43,282,440	$(49,136,990)	$(1,462,112)	$(5,827,087)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,024,561)	$(2,002,636)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	21,345	8,226
Depreciation and amortization	46,729	47,288
Gain on extinguishment of debt	(349,721)	-
Change in fair value of derivative liability	116,320	(204,482)
Non-cash interest expenses	323,669	372,389
Fair value of warrant for debt modification	-	212,457
Amortization of debt discount	207,579	115,673
Stock issued for finance cost	-	1,800
Stock compensation	300,000	180,000
(Increase) decrease in:
Accounts receivable	(14,781)	374
Inventory	61,185	(67,373)
Other receivables	-	-
Prepaid expenses/Other current assets	(59,284)	(3,277)
Deposits	300	-
Increase (decrease) in:
Accounts payable	210,818	206,102
Accrued related party	-	-
Accrued expenses	466,288	331,030
Customer Deposits	94,538	152,219
Deferred revenue	(37,500)	(7,741)
Net cash used in operating activities	(637,076)	(657,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(47,032)	(16,560)
Purchases of property and equipment	-	(2,237)
Net cash used in investing activities	(47,032)	(18,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	-	405,000
Proceeds from note payable	1,189,132	277,000
Repayment of note	(422,796)	-
Net cash provided by financing activities	766,336	682,000

Net decrease (increase) in cash and cash equivalents	82,228	5,252

Cash and cash equivalents, beginning of period	122,036	21,066
Cash and cash equivalents, end of period	$204,264	$26,318

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$143,215	$119
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of accrued expense with note payable	$-	$43,000
Payment of accrued expense with common stock	$40,000	$-
Issuance of common stock for settlement of accrued expenses	$-	$102,000
Issuance of common stock for settlement of interest due to related party	$-	$15,400
Issuance of common stock for deferred debt issuance costs	$22,925	$22,500
Debt costs deducted from proceeds of notes	$23,000	$16,750
Issuance of warrants for debt modification	$-	$212,457
Initial derivative liability at issuance of note	$604,219	$709,140
Initial debt discount at issuance of note	$513,000	$371,425

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product, ConsERVTM is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM, a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the aforementioned applications and is in various stages of deployment with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nanostructured based materials and some portion of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs but this would create a delay in production and may briefly affect the Company’s operations.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future periods or for the entire year ending December 31, 2018.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2018, the Company generated a net loss of $2,024,561 and the Company has incurred significant losses since inception. As of September 30, 2018, the Company had an accumulated deficit of $49,136,990, a stockholders’ deficit of $5,827,087 and cash and cash equivalents of $204,264. The Company used $637,076 and $657,951 of cash from operations during the nine months ended September 30, 2018 and 2017, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is holding preliminary discussions with parties who are interested in licensing, purchasing the rights to or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company is seeking capital from certain strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2018 and 2017, (b) the financial position at September 30, 2018 and December 31, 2017, and (c) the cash flows for the nine month periods ended September 30, 2018 and 2017, have been made.

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

Fair Value of Financial Instruments – The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2018 and 2017 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2018 and December 31, 2017, the Company had $25,958 and $85,173 of raw materials, $9,859 and $9,211 of in-process inventory, and $4,605 and $7,223 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2018 and December 31, 2017.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $9,863 and $10,356 for the three months ended and $29,594 and $31,314 for the nine months ended September 30, 2018 and 2017, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Significant Accounting Policies (Continued)

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $4,833 and $4,206 for the three months ended and $17,135 and $15,974 for the nine months ended September 30, 2018 and 2017, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $12,000 per year for the next four years.

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $81,272 and $80,891 for the three months ended and $246,499 and $376,388 for the nine months ended September 30, 2018 and 2017, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $24,289 and $14,838 for the three months ended and $49,304 and $147,314 for the nine months ended September 30, 2018 and 2017, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2018 and December 31, 2017, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and nine months ended September 30, 2018 and 2017, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $0 for the three months and $37,500 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of September 30, 2018:

	Fair Value at September 30,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$600,832	$-	$-	$600,832

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2018:

Balance at beginning of period	$243,501
Additions to derivative instruments	819,167
Extinguished derivative liabilities	(578,156)
Loss on change in fair value of derivative liability	116,320
Balance at end of period	$600,832

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 69,964,573 and 35,487,916 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively, because their effect is anti-dilutive.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued expenses, other	$164,283	$151,090
Accrued interest	368,784	103,033
Accrued warranty costs	91,531	91,531
	$624,598	$345,654

Note 5. Related Party Transactions

The Company leases a building, per lease agreement entered into on March 18, 2005, that is owned by two stockholders of the Company, one of whom is the Company’s Chief Executive Officer. The rental expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $36,594 for the three months and the nine months ended September 30, 2018 and 2017, respectively.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2018 and December 31, 2017 of $1,747,290 and $1,631,147, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions (Continued)

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016 (the “Maturity Date”).

During 2016 to the period ended September 30, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of November 16, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period, from the date of issuance and 480,000 shares of common stock in 2017.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $40,289 and $21,719 for the three months and $119,553 and $52,685 for the nine month periods ended September 30, 2018 and 2017, respectively. Accrued interest on the Note was $221,612 and $102,059 at September 30, 2018 and December 31, 2017, respectively.

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

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. The Company has waived the conversion requirement from 2015 to the present.

Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests of the Company or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation into Class A Convertible Preferred Stock (“Class A Preferred Stock”) of the Company at a conversion price of $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2016. No amounts have been converted under the terms of the Tangredi Employment Agreement Amendment to date.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Equity Transactions

Preferred Stock

At September 30, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2,000,000 of the shares of preferred stock has been designated as Class A Preferred Stock. Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Class A Preferred Stock unless, prior thereto, the holders of shares of Class A Preferred Stock shall have received $1.50 per share (the “Stated Amount”). The Class A Preferred Stock shall rank, with respect to the payment of liquidation, dividends and the distribution of assets, senior to the Company’s Common Stock. The Holder (as defined in the Class A Preferred Stock certificate of designations) of the Class A Preferred Stock may convert all or part of the outstanding and unpaid Stated Amount (as defined in the Class A Preferred Stock certificate of designations) into fully paid and non-assessable shares of the Company’s common stock at the Conversion Price (as defined in the Class A Preferred Stock certificate of designations). The number of shares receivable upon conversion equals the Stated Amount divided by the Conversion Price. The Conversion Price shall be equal to the 75% of the average closing price for the 30 trading days prior to the election to convert. At no time will the Company convert any of the Stated Amount into common stock if that would result in the Holder beneficially owning more than 49% of the sum of the voting power of the Company’s outstanding shares of common stock plus the voting power of the Class A Preferred Stock. No shares of Class A Preferred Stock have been issued.

Common Stock

At September 30, 2018 and December 31, 2017, the Company’s Board of Directors has authorized 240,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 20,000 shares of common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at September 30, 2018.

On April 23, 2018, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the consulting agreement, services commenced on April 23, 2018 and continued for three months. The Company issued to the consultant 3,000,000 shares of common stock, valued at $120,000. All shares earned under the agreement are considered earned in full and beneficially owned as of April 25, 2018.

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at September 30, 2018.

On May 15, 2018, the Company issued 2,000,000 shares of common stock as consideration towards past services rendered, valued at $40,000, in accordance with the License and Supply Agreement with Zhejiang MENRED Environmental Tech Co, Ltd. effective December 21, 2017. The value of the shares issued was included in accrued expenses at December 31, 2017.

On June 15, 2018, the Company issued 3,000,000 shares of common stock, valued at $180,000, pursuant to an agreement with an outside business consultant.

On June 20, 2018, the Company issued 148,750 shares of common stock, valued at $8,925, as further incentive to an outside investor to issue a convertible note with a face amount of $89,250. (See Note 7. – Convertible Notes Payable).

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Equity Transactions (Continued)

On July 11, 2018, the Company issued 200,000 shares of common stock, valued at $14,000, as further incentive to an outside investor to issue a convertible note with a face amount of $100,000. (See Note 7. – Convertible Notes Payable).

On July 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,200. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at September 30, 2018.

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

In the nine months ended September 30, 2018, there were no options granted, 1,250,000 options expired/forfeited, and no options were exercised. In the nine months ended September 30, 2017, there were no options granted, 1,150,000 options expired/forfeited, and no options were exercised. The Plans permit grants of options to purchase shares of common stock authorized and approved by the Company’s Board of Directors.

Stock compensation expense was $0 for the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and 2017, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

The Company had outstanding warrants of 26,250,000 and 16,835,358 to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements at September 30, 2018 and December 31, 2017, respectively.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Convertible notes payable, bearing interest at 8%-10%	$995,500	$100,000
Unamortized debt discount	(262,869)	(91,667)
Unamortized deferred debt issuance cost	(23,571)	(4,545)
Total	$709,060	$3,788
Current portion	709,060	3,788

October 2017 Note

On October 31, 2017, the Company issued a convertible note (the “October Note”) in the amount of $100,000. This note and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bore interest at 8% per year and matured on October 31, 2018. The Company incurred legal costs of $5,000 related to this note which have been amortized over the life of the note. The Company also recorded debt discount of $100,000 related to the embedded derivative, as described in Note 8, which has been amortized over the life of this note.

The note was redeemed during the second quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $195,675.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Convertible Notes Payable (Continued)

February 2018 Notes

On February 7, 2018, the Company issued two convertible notes (the “February 2018 Notes”), each in the principal amount of $87,500. The February 2018 Notes contained substantially the same terms. The February 2018 Notes and accrued interest were convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bore interest at 8% per year and matured on February 7, 2019. The February 2018 Notes contained original issue discount aggregating $17,500 which has been amortized over the life of the February 2018 Notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs have also been amortized over the life of the February 2018 Notes. The Company received cash proceeds of $150,000.

These February 2018 Notes were redeemed during the third quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $154,047.

March 2018 Note

On March 12, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matured six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $100,000.

On September 18, 2018, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 was repaid to extend the maturity date of the note to March 18, 2019. We incurred additional original issue discount of $20,000, 10% interest and legal costs of $6,000 as a result of the extension. These costs are being amortized over the life of this new note.

April 2018 Notes

On April 4, 2018, the Company issued a convertible note, in the principal amount of $75,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of April 4, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $75,000.

On April 30, 2018, the Company issued a convertible note, in the principal amount of $150,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $30,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $150,000.

June 2018 Notes

On June 1, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 1, 2018. This note contains original issue discount of $10,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $50,000.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Convertible Notes Payable (Continued)

On June 6, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 6, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000.

On June 7, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 7, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000.

On June 22, 2018, the Company issued a convertible note (the “June 22, 2018 Note”), in the principal amount of $89,250. The June 22, 2018 Note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The June 22, 2018 Note bears interest at 8% per year and matures on June 4, 2019. The Company has also incurred aggregate legal costs of $4,250 related to the June 22, 2018 Note. These costs are also being amortized over the life of the June 22, 2018 Note. The Company received cash proceeds of $85,000.

July 2018 Note

On July 18, 2018, the Company issued a convertible note (the “July 2018 Note”), with a face amount of $100,000. This note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 10% per year and matures on July 10, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $95,000.

August 2018 Notes

On August 13, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of August 13, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000.

On August 28, 2018, the Company entered an agreement for a short term loan, with a principal amount of $59,132. The agreement provides for an interest payment of 8% of the principal amount of the note, payable before or upon maturity. The note matures twelve business days from the effective date of August 28, 2018. The Company received cash proceeds of $59,132. The note was repaid on September 21, 2018.

September Note

On September 17, 2018, the Company issued a convertible note (the “September 2018 Note”), in the principal amount of $131,250. The September 2018 Note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The September 2018 Note bears interest at 8% per year and matures on September 12, 2019. The Company has also incurred aggregate legal costs of $6,250 related to the September 2018 Note. These costs are also being amortized over the life of the September 2018 Note. The Company received cash proceeds of $125,000.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Convertible Notes Payable (Continued)

During the three months ended September 30, 2018, the Company amortized $81,823 of debt discount and $15,374 of debt issue costs to interest expense. During the nine months ended September 30, 2018, the Company amortized $207,579 of debt discount and $21,345 of debt issue costs to interest expense.

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

September 2018 Note

The Company identified embedded derivatives related to the conversion features of the September 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $194,417, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.56%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 290%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $131,250 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $63,167 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,075 for the three and nine months ended September 30, 2018 and were charged to interest expense.

During the three and nine months ended September 30, 2018, the Company recorded expense of $63,767 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $259,259 at September 30, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.59%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 275%; and (4) an expected life of 11.5 months.

July 2018 Note

The Company identified embedded derivatives related to the conversion features of the July 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $152,814, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.36%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 320%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated 100,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $52,814 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $4,146 for the three and nine months ended September 30, 2018 and were charged to interest expense.

During the three and nine months ended September 30, 2018, the Company recorded expense of $29,512 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $186,472 at September 30, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.475%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 249%; and (4) an expected life of 9 months.

Note 8. Derivative Liabilities (Continued)

June 2018 Note

The Company identified embedded derivatives related to the conversion features of the June 22, 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $158,278, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 319%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated 89,250 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $69,028 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $3,060 and $3,371 for the three and nine months ended September 30, 2018, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2018, the Company recorded income of $6,046 and $6,548, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $155,101 at September 30, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.36%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 219%; and (4) an expected life of 8 months.

February 2018 Notes

The Company identified embedded derivatives related to the conversion features of the February 2018 Notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the notes as $283,719, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.91%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 420%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $175,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $108,719 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $2,609 and $12,833 for the three and nine months ended September 30, 2018, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2018, the Company recorded expense of $7,479 and income of $342, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $296,210 at the time of the redemption of the underlying debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 238%; and (4) an expected life of 5.25 months. This amount has been credited to gain on extinguishment upon redemption.

October 2017 Note

The Company identified embedded derivatives related to the conversion features of the October Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $324,426, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.61%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 407%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated $100,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $224,426 charged to expense at issue date as non-cash interest expense during the year ended December 31, 2017.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Derivative Liabilities (Continued)

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $0 and $8,514 for the three and nine months ended September 30, 2018, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2018, the Company recorded expense of $0 and $29,931, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $281,946 at the time of the redemption of the underlying debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 270%; and (4) an expected life of 7.5 months. This amount has been credited to gain on extinguishment upon redemption.

Note 9. Deferred Revenue

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “License and Supply Agreement”), effective December 21, 2017. Pursuant to the License and Supply Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the License and Supply Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the License and Supply Agreement. Also pursuant to the License and Supply Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The License and Supply Agreement has a ten-year term with mutually agreed upon five year extensions.

The Company recognized license revenue of $12,500 and $37,500 for the three and nine months ended September 30, 2018, respectively. Deferred revenue for the agreement was $461,156 and $498,656 at September 30, 2018 and December 31, 2017, respectively. The Company recognized royalty revenue of $0 for September 30, 2018 and 2017, respectively.

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

The litigation for this case was moved to the U.S. District Court for the Middle District of Florida where Soex instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ).

A Mediation between the Parties was held in Tampa on June 20th, 2018 as set by the court and agreed to by Dais and Soex. A mutually agreeable arrangement was not reached.

On the same date, the Company filed a second law suit against Soex and Liwei Cao (a former Dais employee) for breach of contract, a wide-spread, growing misuse and theft of Dais Intellectual Property. The Company’s complaint alleges Soex and Cao of purposefully joined forces and are wrongfully using and manufacturing product using the Company’s Intellectual Property.

The Company will defend itself by every method open to it seeking Soex and its affiliates, and Cao immediately cease and desist the manufacturing and use of all of the Company’s Intellectual Property.

Further the Company will seek, based on its firm belief, maximum damages allowed caused to by Soex, its affiliates, and Cao inappropriate use, manufacturing, etc. of the Company’s Intellectual Property, and it feels that the second case will lead to a judgment in favor of the Company.

On September 19, 2018, a pre-trial conference was held in Tampa finding a trial date set for October 22, 2018.

The trial for the original case was held on October 22, 2018 through October 24, 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims.

On October 24, 2018, the Company initiated a third law suit against an affiliate of Soex (Transtech), and the Chairperson of the affiliate and Soex, on testimony given during the trial where a formal admission was made during court proceedings this affiliate is illegally using the Company’s Intellectual Property. The Company will seek maximum relief and damages for this on-going and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead in a judgment in favor of the Company.

DAIS ANALYTIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Subsequent Events

No material events have occurred after September 30, 2018 that requires recognition or disclosure in the financial statements except as follows:

On October 1, 2018, the Company issued 200,000 shares of common stock, valued at $6,000, as further incentive to an outside investor for a convertible note in the principal amount of $100,000.

On October 5, 2018, the Company issued a convertible note, in the principal amount of $135,000. The note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and matures on October 5, 2019. The note contains original issue discount of $10,000 which is being amortized over the life of the note. These costs are also being amortized over the life of the notes. The Company received cash proceeds of $125,000.

On October 16, 2018, the Company redeemed the April 4, 2018 convertible note described in Note 7. The redemption payment was $103,500, representing the outstanding principal amount of $75,000 plus the legal fees, interest and original issue discount aggregating $28,500. The obligations under the convertible note is considered satisfied by both parties.

On October 30, 2018, half of the amount of the original issue discount of $15,000, 10% interest and legal costs of $4,500 was repaid to extend the maturity date of the convertible note issued on April 30, 2018. We incurred additional original issue discount of $30,000, 10% interest and legal costs of $9,000 as a result of the extension. These costs are being amortized over the life of the note.

On October 31, 2018, the parties amended the Loan and Security Agreement (“Sixteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 16, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,200.

On November 1, 2018, the Company issued ten (10) shares of Class B Redeemable Preferred Stock par value $0.01 per share (“Class B Stock”) having a stated value of $1.50 per share to Timothy N. Tangredi, the Company’s Chief Executive Officer, in exchange for $15, pursuant to approval of the Board of Directors of the Company.

Pursuant to the Company’s Certificate of Incorporation, as amended, the Company established 10,000 shares of the Class B Stock. The Class B Stock includes the right to vote in an amount equal to 51% of the votes to approve certain corporate actions, including, without limitation, changing the name of the Company and increasing the number of authorized shares.

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

Overview

Dais Analytic Corporation (“Dais”, “us,” “we,”, the “Company”) is a nano-structured polymer technology materials company having developed and now commercializing applications using its family of nanomaterial called AqualyteTM. The first commercial product is called ConsERVTM, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClearTM, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We are developing other nano-structured polymer technology applications including NanoAirTM, a water based non-fluorocarbon refrigerant dehumidification, humidification, heating and cooling system as well as PolyCoolTM, a membrane based evaporator for cooling towers and evaporative condensers for cooling uses in traditional HVAC equipment. We believe our nano-structured polymer technology, with substantial development, may be useful in developing a form of energy storage device capable of storing greater energy density and power per pound than traditional forms of energy storage such as capacitors or batteries.

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

Recent Developments

The Company’s priority and focus remain on building a profitable nanotechnology material-based platform business. Our Energy Recovery Ventilator product (ConsERV) and our expanding commercial pilots for waste water treatment product (NanoClear) continue to represent promising revenue generating opportunities for Dais. In addition, global focus on energy efficiency, refrigeration and indoor air-quality has created considerable demand for our platform technology: the disruptive polymer membrane (Aqualyte). Dais remains a leader in the development and production of a versatile family of these membrane materials with applications in air, water and energy.

Our goal is to build one of the largest premium nanotechnology based companies in world by growing revenues in two multi-billion dollar markets: Water re-use and treatment systems and Heating, Ventilation and Air Conditioning (HVAC). Combined these markets account for over 30% of the energy consumes on the planet – 50% more than transportation. We intend to accomplish this goal by focusing on increasing our client base through strategic original equipment manufacturing (OEM) partnerships.

Strategic Partnerships

The Company recently (September 2018) announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. The new product is anticipated to have a significant revenue impact for Dais, projected to be $73 million or more annually when successfully field tested and fully deployed. Revenues for Dais could begin as early as the last quarter of 2019. The product is an innovative PolyCooTM condensing unit being incorporated into a commercial Haier cooling line that is planned to be deployed into Haier’s Greater China sales and distribution channels.

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its AqualyteTM nanomaterials for use in select refrigeration products. This first agreement has already generated increasing quarterly revenue for Dais and should continue to expand with full roll‑out expected by mid-2019. Dais projects this first agreement alone for refrigeration products should ultimately generate over $10 million in annual revenues.

Haier’s use of Dais’s AqualyteTM material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

Also, in July 2017, we signed a 7 year, non-exclusive agreement with the Menred Group, China, to provide our AqualyteTM moisture transfer nanomaterial for us in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market. This is projected to yield over $1.2 million in sales in 2019.

We continue to explore new opportunities with several companies in North America, the European Union and China interested in buying and distributing ConsERVTM cores, AqualyteTM membrane, NanoClearTM and PolyCoolTM modules. To help us expand our capabilities in China, we have qualified several Chinese manufacturing companies to produce materials and components for us, guided by Dais qualified manufacturing practices to meet the growing demand for products in China and the U.S. Having components manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. In June 2018, the Company announced it had secured new orders totaling approximately $330,000, consistent with previously disclosed increases in revenue expectations for the remainder of 2018. During the last three months of 2018, new orders have now increased to over $750,000. From June through September this represents a growth of over 220% in comparison to the first six months of the year. The new orders include sales of nanomaterials and components for NanoClearTM industrial waste water treatment, and ConsERVTM for heating, ventilating, and air-conditioning (HVAC). We expect these new orders to convert to increase in revenue later this year, as we address expansion in our supply chain to scale-up production of our proprietary products.

NanoClearTM Funding to Continue – Product Development

In March 2015, the U.S. Army Corps of Engineers approved our application for a $1,000,000 Phase II Small Business Innovation Research (SBIR) award to continue developing NanoClearTM water cleaning technology for military use. The NanoClearTM funding project entitled “Non-Fouling Water Reuse Technologies” uses our patented AqualyteTM membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams, potentially beginning as early as the second quarter of 2019.

NanoAirTM Funding to Build Full-Size Prototype

In May 2015, we were selected to receive additional funding from the U.S. Department of Energy (DOE) to further commercialize the heating, ventilation, and air-conditioning (HVAC) membrane technology for our NanoAirTM product. The award is part of a total investment of nearly $8,000,000 by the DOE to advance research and development of next-generation HVAC technologies. Dais ceased work on this award in the quarter ending September 30, 2018.

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

Products

AqualyteTM Membrane

AqualyteTM membrane is the foundation of the Dais product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

The company invented and patented a disruptive platform plastic material technology called Aqualyte with carefully tailored properties for use in air, energy and water applications. This modified block co-polymer membrane with a nanoscale structure serves as the foundation of the Dais product line. It is a non-porous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable with no pores to clog and no bacterial or fungal growth.

We began selling AqualyteTM in 2018 to strategic customers and continue to have growing sales of AqualyteTM. We project even further growth in the fourth quarter of 2018 and beyond.

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

PolyCoolTM systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of AqualyteTM to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCoolTM technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCoolTM in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less energy efficient dry cooling instead of evaporative cooling.

In the quarter ending September 30, 2018, Dais initiated a new PolyCoolTM evaporative condenser product as part of a two part license agreement with the Haier Group, located in Qingdao, China. This innovative product uses the evaporation of water through an AqualyteTM membrane to enhance the performance of refrigerant condensers Haier sells currently. The product is moving into field testing with deployment into Haier’s sales channels throughout Greater China as early as the second half of 2019.

Other

We have identified other potential products for our materials and processes as well as accumulating basic data to support the needed functionality and market differentiation of these products based on using our nano-technology based inventions. These other products are based, in part, upon known functionality of our materials and processes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended September 30,
	2018	2017

REVENUE
Sales	$342,058	$112,686
Royalty and license fees	12,500	-
Total revenue	354,558	112,686

COST OF GOODS SOLD	213,661	91,767

GROSS MARGIN	140,897	20,919

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $24,289 and $14,838 for the three months ended September 30, 2018 and 2017, respectively	56,983	66,053
Selling, general and administrative expenses	401,910	341,082
Total operating expenses	458,893	407,135

LOSS FROM OPERATIONS	(317,996)	(386,216)

OTHER INCOME (EXPENSE)
Interest expense, net income	(387,398)	(200,117)
Change in fair value of derivative liabilities	(94,713)	9,307
Gain/(Loss) on extinguishment of debt	154,047	-
Total other income (expense), net	(328,064)	(190,810)

NET LOSS	$(646,060)	$(577,026)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	147,678,443	127,901,432

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and NanoClearTM evaporators. Product sales were $342,058 and $112,686 for the three months ended September 30, 2018 and 2017, respectively, an increase of $229,372 or 204%. The increase in product revenue resulted from a considerable increase in AqualyteTM membrane sales to strategic customers. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur further in 2018. Revenues from royalty and license fees were $12,500 and $0 for the three months ended September 30, 2018 and 2017, respectively, an increase of $12,500 or 100%, due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores, NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $213,661 and $91,767 for the three months ended September 30, 2018 and 2017, respectively, an increase of $121,894 or 133%. This reflects the increased cost of manufacturing with the increased sales volume.

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

Gross margin

Gross margin from the sales of products was 38% and 19% for the three months ended September 30, 2018 and 2017. The gross margin increase reflects the upward trend of AqualyteTM sales which have a higher gross profit margin.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $81,272 and $80,891 for the three months ended September 30, 2018 and 2017, an increase of $381 or 1%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $24,289 and $14,838 for three months ended September 30, 2018 and 2017, an increase of $9,451 or 64%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $401,910 and $341,082 for the three months ended September 30, 2018 and 2017, an increase of $60,828 or 18%.

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

The increase in selling, general and administrative expenses for the three months ended September 30, 2018 compared to the same period in 2017 is due to increased consulting and advisory services offset by lower auditing and office expenditure costs.

These are considered one-time expenses and are related to the convertible notes in the first, second and third quarter of 2018. Without these one-time charges the Company continues to show significant improvement in net revenue, gross margin and operating net loss from quarter to quarter and year over year.

Other Income (Expense)

Other net expense was $328,064 and $190,810 for the three months ended September 30, 2018 and 2017, respectively, an increase of $137,254 or 72%. The increase in other net expense is due to the gain on extinguishment of convertible note debt offset by the interest expense associated with equity financing agreements and related expenses due to the change in fair value of derivative liabilities.

Net Loss

Net loss for the three months ended September 30, 2018 was $646,060 compared to a net loss of $577,026 for the three months ended September 30, 2017. The higher loss in the three months ended September 30, 2018 was the result of an increase in interest expense on the related-party and investor convertible not offset by higher gross margin and the gain on extinguishment of convertible note debt.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended September 30,
	2018	2017

REVENUE
Sales	878,336	$249,086
Royalty and license fees	37,500	-
Total revenue	915,836	249,086

COST OF GOODS SOLD	607,163	207,776

GROSS MARGIN	308,673	41,310

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $49,304 and $147,314 for the nine months ended September 30, 2018 and 2017, respectively	197,195	229,074
Selling, general and administrative expenses	1,492,330	1,241,484
Total operating expenses	1,689,525	1,470,558

LOSS FROM OPERATIONS	(1,380,852)	(1,429,248)

OTHER INCOME (EXPENSE)
Interest expense, net income	(877,110)	(777,870)
Change in fair value of derivative liabilities	(116,320)	204,482
Gain/(Loss) on extinguishment of debt	349,721	-
Total other income (expense), net	(643,709)	(573,388)

NET LOSS	(2,024,561)	$(2,002,636)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	143,222,751	124,792,864

Revenue

We generate our revenues primarily from the sale of our ConsERVTM cores, AqualyteTM membrane and NanoClearTM evaporators. Product sales were $878,336 and $249,086 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $629,250 or 253%. The increase in product sales resulted from a 100% increase in AqualyteTM membrane sales to strategic customers. We are focusing on creating sustainable revenues to a more diversified set of customers with the expectation that this will occur in 2018. Revenues from royalty and license fees were $37,500 and $0 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $37,500 or 100%, due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERVTM cores and NanoClearTM evaporators and AqualyteTM membrane. Cost of goods sold were $607,163 and $207.776 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $399,387 or 192%. This reflects the increased cost of manufacturing with the increased sales volume.

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

Gross margin

Gross margin from the sales of products was 31% and 17% for the nine months ended September 30, 2018 and 2017. The gross margin increase reflects the upward trend of AqualyteTM sales which have a higher gross profit margin.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $246,499 and $376,388 for the nine months ended September 30, 2018 and 2017, a decrease of $129,889 or 35%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $49,304 and $147,314 for the nine months ended September 30, 2018 and 2017, a decrease of $98,010 or 67%. Variances in grant expenditures and reimbursements are due to the timing of the completion of various tasks under the grants.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,492,330 and $1,241,484 for the nine months ended September 30, 2018 and 2017, an increase of $250,846 or 20%.

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

The increase in selling, general and administrative expenses for the nine months ended September 30, 2018 compared to the same period in 2017 is due to increased consulting and legal services offset by lower auditing and insurance costs.

Other Income (Expense)

Other net expense was $643,709 and $573,388 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $70,321 or 12%. The increase in other expense is due to the interest expense associated with equity financing agreements and related expenses offset by the gain on extinguishment of convertible note debt.

Net Loss

Net loss for the nine months ended September 30, 2018 was $2,024,561 compared to a net loss of $2,002,636 for the nine months ended September 30, 2017. The higher loss in the nine months ended September 30, 2018 was the result of an increase due to the interest expense associated with equity financing agreements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2018, we generated a net loss of $2,024,561 and have incurred significant losses since inception. As of September 30, 2018, we had an accumulated deficit of $49,136,990, a stockholders’ deficit of $5,827,087 and cash and cash equivalents of $204,264. We used $637,076 and $657,951 of cash from operations during the nine months ended September 30, 2018 and 2017, respectively, which was funded primarily by proceeds from equity financings and borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash and cash equivalents as of September 30, 2018 were $204,264 compared to $122,036 as of December 31, 2017. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $637,076 for the nine months ended September 30, 2018 compared to $657,951 for the same period in 2017. The decrease in net cash used derived primarily from a decrease in loss net of noncash items plus increases in inventory and accounts payable partially offset by decreases in prepaid expenses, customer deposits and deferred revenue.

Net cash used in investing activities was $47,032 for the nine months ended September 30, 2018 compared to $18,797 for the same period in 2017, driven by increased spending on capital items.

Net cash provided by financing activities was $766,336 for the nine months ended September 30, 2018 compared to $682,000 for the same period in 2017, resulting from convertible notes.

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

During 2016 through the period ended September 30, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of November 16, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period and 480,000 shares of common stock.

For the nine months ended September 30, 2017, the Company had issued as an inducement to modify the terms of a related party note, warrants exercisable into shares of common stock of the Company. The warrants provide for the purchase of an aggregate of 11,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period.

On October 31, 2017, the Company issued a convertible note in the amount of $100,000. The note and related accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bore interest at 8% per year and matured on October 31, 2018. The Company incurred legal costs of $5,000 related to the note which have been amortized over the life of the note. The Company also recorded debt discount of $100,000 related to the embedded derivative, as described in Note 8, which has been amortized over the life of the note.

The note was redeemed during the second quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $195,675.

On February 7, 2018, the Company issued two convertible notes, each with a face amount of $87,500. The notes contained substantially the same terms. The notes and related accrued interest were convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bore interest at 8% per year and matured on February 7, 2019. The notes contained original issue discount aggregating $17,500 which has been amortized over the life of the notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs have also been amortized over the life of the notes. The Company received cash proceeds of $150,000.

These notes were redeemed during the third quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $154,047.

On March 12, 2018, the Company issued a convertible note, with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matured six months from the effective date of March 12, 2018. The note contains original issue discount of $20,000 which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have also been amortized over the life of the note. The Company received cash proceeds of $80,000.

On September 18, 2018, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 was repaid to extend the maturity date of the convertible note to March 18, 2019. We incurred additional original issue discount of $20,000, 10% interest and legal costs of $6,000 as a result of the extension. These costs are being amortized over the life of the note.

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

On June 22, 2018, the Company issued a convertible note, with a face amount of $89,250. The note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and matures on June 4, 2019. The Company has also incurred aggregate legal costs of $4,250 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $85,000.

On July 18, 2018, the Company issued a convertible note, with a face amount of $100,000. This note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 10% per year and matures on July 10, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of such note. The Company received cash proceeds of $95,000.

On August 13, 2018, the Company issued a convertible note, with a face amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of August 13, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to such note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $100,000.

On August 28, 2018, the Company entered into an agreement, with a face amount of $59,132. The agreement provides for an interest payment of 8% of the principal amount of the note, payable before or upon maturity. The note matures twelve business days from the effective date of August 28, 2018. The Company received cash proceeds of $59,132. The note was repaid on September 21, 2018.

On September 17, 2018, the Company issued a convertible note, with a face amount of $131,250. This note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 8% per year and matures on September 12, 2019. The Company has also incurred aggregate legal costs of $6,250 related to such note. These costs are also being amortized over the life of such note. The Company received cash proceeds of $125,000.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to any downturn in the economy. We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer we have concluded that these disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

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

In the third quarter of 2015, the Company commenced an action for the cancellation of the 37,500,000 shares issued to Soex (the “Shares"” in connection with a Securities Purchase Agreement, dated January 21, 2014 (“Soex SPA”), and 3,750,000 shares issued to Zan Investment Advisory Limited (“Zan”), which is affiliated with Soex through Aifan Liu, who was appointed as a Company board observer by SOEX and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on our board pursuant to the provisions of the Soex SPA. Ms. Han resigned from the Board of Directors effective February 1, 2016.

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

(3)

Section 15(b) of the Distribution Agreement for Soex's failure to issue to the Company 25% of the equity (the “Equity Default”) of SOEX (Beijing) Environmental Protection Technology Company Limited (the “China Subsidiary”).

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

The litigation for this case was moved to the U.S. District Court for the Middle District of Florida where Soex instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ).

A Mediation between the Parties was held in Tampa on June 20th, 2018 as set by the court and agreed to by Dais and Soex. A mutually agreeable arrangement was not reached.

On the same date, the Company filed a second law suit against Soex and Liwei Cao (a former Dais employee) for breach of contract, a wide-spread, growing misuse and theft of Dais Intellectual Property. The Company’s complaint alleges Soex and Cao of purposefully joined forces and are wrongfully using and manufacturing product using the Company’s Intellectual Property.

The Company will defend itself by every method open to it seeking Soex and its affiliates, and Cao immediately cease and desist the manufacturing and use of all of the Company’s Intellectual Property.

Further the Company will seek, based on its firm belief, maximum damages allowed caused to by Soex, its affiliates, and Cao inappropriate use, manufacturing, etc. of the Company’s Intellectual Property, and it feels that the second case will lead to a judgment in favor of the Company.

On September 19, 2018, a pre-trial conference was held in Tampa finding a trial date set for October 22, 2018.

The trial for the original case was held on October 22, 2018 through October 24, 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims.

On October 24, 2018, the Company initiated a third law suit against an affiliate of Soex (Transtech), and the Chairperson of the affiliate and Soex, on testimony given during the trial where a formal admission was made during court proceedings this affiliate is illegally using the Company’s Intellectual Property. The Company will seek maximum relief and damages for this on-gong and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead in a judgment in favor of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

On July 18, 2018, the Company issued a convertible note, with a face amount of $100,000. This note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bear interest at 10% per year and matures on July 10, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of such note. The Company received cash proceeds of $95,000.

On August 13, 2018, the Company issued a convertible note, with a face amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of August 13, 2018. The note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to such note. These costs are also being amortized over the life of such note. The Company received cash proceeds of $100,000.

On September 17, 2018, the Company issued a convertible note, with a face amount of $131,250. This note and accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 8% per year and matures on September 12, 2019. The Company has also incurred aggregate legal costs of $6,250 related to such note. These costs are also being amortized over the life of such note. The Company received cash proceeds of $125,000.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

______________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS ANALYTIC CORPORATION
(Registrant)

Date: November 14, 2018	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

