Form 10-K
period 2018-12-31
DAIS Corp
filed 2019-04-10
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number 000-53554

DAIS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	14-1760865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11552 Prosperous Drive Odessa, Florida	33556
(Address of Principal Executive Offices)	(Zip Code)

(727) 375-8484

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $4,494,597 based on the closing price of $0.0300 per share of Dais Corporation common stock as quoted on the OTCQB Marketplace on that date.

April 9, 2019, there were 158,416,080 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “DLYT,” refer to Dais Corporation, a New York corporation.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our ability to continue as a going concern;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the amount of cash necessary to operate our business;
●	our plans and expectations with respect to our continued operations;
●	the expected development and success of new instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources in the market for nano-structured polymer technology materials;
●	the price volatility of the common stock;
●	the historically low trading volume of the common stock;
●	our ability to attract and retain qualified personnel;
●	unanticipated litigation and the outcome of existing litigation;
●	our ability to do business in China and elsewhere overseas;
●	our ability to compete with current and future competitors;
●	the trustworthiness of our counterparties to fulfill their obligations;
●	our ability to commercialize our intellectual property;
●	other factors discussed in our other filings made with the Commission.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

Throughout this document we use the following terms: AqualyteTM, ConsERVTM, NanoClearTM, PolyCoolTM and NanoAirTM, all of which are unregistered trademarks of the Company.

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterial called Aqualyte. The first commercial product is called ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and waste water treatment industries.

Corporate History

We were incorporated as a New York corporation on April 8, 1993 as Dais Corporation. The Company was formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane fuel cells. We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials.

In December 1999, the Company purchased the assets of Analytic Power Corporation, a corporation founded in 1984 to provide design, analysis, and systems integration services in the field of fuel cells, fuel processors, and integrated fuel cell power systems. Subsequently, on December 13, 1999, the Company changed its name to Dais Analytic Corporation.

In March 2002, the Company sold substantially all of its fuel cell assets to Chevron, a large U.S. oil company for a combination of cash and the assumption by such company of certain of the Company’s obligations. Subsequently, the Company focused on expanding its nano-structured polymer platform, having already identified the Energy Recovery Ventilator (“ERV”) application as our first commercial product.

In November of 2018 the board of directors unanimously voted to change the name of the Company from Dais Analytic Corporation to Dais Corporation (the “Name Change”). The Name Change took effect with FINRA on February 27, 2019.

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a particular molecule. We call this specialized material Aqualyte.

Our Products

AqualyteTM

Aqualyte membrane is the foundation of the Dais product line. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed together using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

The Company invented and patented a disruptive platform plastic material technology called Aqualyte with carefully tailored properties for use in air, energy and water applications. This modified block co-polymer membrane with a nanoscale structure serves as the foundation of the Dais product line. It is a non-porous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable with no pores to clog and no bacterial or fungal growth. We began selling Aqualyte in 2018 to strategic customers and continue to have growing sales of Aqualyte. We project even further growth in this area in the fourth quarter of 2018 and beyond.

The Company continues to develop next generation versions of our Aqualyte material by adding new features to, and improving the manufacturability, of the nanomaterial. These and other improvements allow Aqualyte to serve a wider variety of uses in the ConsERV and NanoClear target markets. Aqualyte is the underlying technology for our family of products, including ConsERV, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClear, a high-performance contaminated water cleaning process. Aqualyte represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the Aqualyte technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV and NanoClear that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

The Company sells Aqualyte to companies that use the product to manufacture value-added components and systems that take advantage of its characteristics.  In 2017, Dais signed a multi-year agreement with The Haier Group (the “Haier Supply Agreement” described below) that led to increased sales of Aqualyte to Haier for use in their products during 2018 and projected to grow in 2019 and beyond.  In addition, during 2018, Dais sold Aqualyte to multiple customers for use in ventilation and HVAC uses. These sales are expected to continue in 2019.

ConsERVTM

We continue widening the channels of commercialization for the ConsERV product. ConsERV is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nanotechnology polymer which has been formed into a full enthalpy heat exchanger core. The nanotechnology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the “core” removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the “core” transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy.

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

In 2018, the Company began selling its ConsERV cores and systems directly to representatives across North America. The Company negotiated exclusive arrangements with representatives in multiple regions across the US. We also continued discussions with several companies in the European Union interested in buying and distributing ConsERV cores and systems. To help us expand our capabilities in China, we have qualified a Chinese manufacturing company to produce ConsERV cores using Aqualyte membrane made in the U.S. and guided by Dais qualified manufacturing practices to meet the growing demand for ConsERV systems in Australia and South East Asia.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

NanoClearTM

We have commercially introduced the first NanoClear membrane evaporators for pilot testing, which remove quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed and operate a pilot plant installed at a local county waste water treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test-bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. The evolving NanoClear product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams.

Development efforts on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout 2018 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams.

We received orders for delivery of our NanoClear industrial waste water cleaning product for pilot evaluations in multiple industries throughout 2018. The product’s core strength, supported by Company, customer, and third party generated information, is its ability to cleanup contaminated waste water created by a variety of manufacturing processes.

The Company participated in several large water industry trade shows, including the June 2018 Qingdao International Conference and the September 2018 international WEFTEC expo in New Orleans.

PolyCoolTM

PolyCool is a product in development and is believed to offer strategic advantages over existing cooling tower systems. The process water being cooled is separated from the air stream by a solid Aqualyte nanotechnology membrane that establishes a selective barrier, allowing evaporation of water molecules while preventing transmission of microbes and other contaminants. In effect, the process water is isolated in a largely closed system (similar to dry cooling technology) and initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while largely isolating the process water from the air stream.

PolyCool systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of Aqualyte™ to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCool™ technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool™ in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less energy efficient dry cooling instead of evaporative cooling.

In the quarter ending September 30, 2018, Dais initiated a new PolyCool™ evaporative condenser product as part of a two-part license agreement with the Haier Group, located in Qingdao, China. This innovative product uses the evaporation of water through an Aqualyte™ membrane to enhance the performance of refrigerant condensers Haier sells currently. The product is moving into field testing with deployment into Haier’s sales channels throughout Greater China as early as the last quarter of 2019.

Given the results of PolyCool we began speaking with leaders in the world-wide cooling tower industry seeking to quality a strategic OEM partner to move ahead with Dais to bring this evolutionary product to market addressing multiple industry needs.

Strategic Partnerships

The Company recently (September 2018) announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. The new product is anticipated to have a significant revenue impact for Dais, projected to be $73 million or more annually when successfully field tested and fully deployed. Revenues for Dais could begin as early as the last quarter of 2019. The product is an innovative PolyCool™ condensing unit being incorporated into a commercial Haier cooling line that is planned to be deployed into Haier’s Greater China sales and distribution channels.

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement has already generated increasing quarterly revenue for Dais and should continue to expand with full roll‑out expected by mid-2019. Dais projects this first agreement alone for refrigeration products should ultimately generate over $10 million in annual revenues. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

Also, in July 2017, we signed a 7-year, non-exclusive agreement with the Menred Group, China, to provide our Aqualyte moisture transfer nanomaterial for us in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market. This is projected to yield over $1.2 million in sales in 2019.

We continue to explore new opportunities with several companies in North America, the European Union and China interested in buying and distributing ConsERV cores, Aqualyte membrane, NanoClear and PolyCool modules. To help us expand our capabilities in China, we have qualified several Chinese manufacturing companies to produce materials and components for us, guided by Dais qualified manufacturing practices to meet the growing demand for products in China and the U.S. Having components manufactured in Asia supports our objective of expanding our distribution in the Asian market at projected lower costs and faster order fulfillment.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of nanomaterials and components for NanoClear industrial waste water treatment, and ConsERV for heating, ventilating, and air-conditioning (HVAC). We expect these new orders to convert to increase in revenue later this year, as we address expansion in our supply chain to scale-up production of our proprietary products.

Our Patents

We own the rights to fourteen U.S. patents, four Chinese patents, one Hong Kong patent, two U.S. patent applications, and five Patent Cooperation Treaty (“PCT”) applications. National stage applications based on one of the PCT applications have resulted in a patent being issued in the U.S., China, and Hong Kong. National stage applications based on a second PCT application have resulted in a patent being issued in both the U.S. and China. National stage applications based on a third PCT application have resulted in the issuance of a U.S. patent with a further application pending in Hong Kong. National stage applications based on the remaining two PCT applications have resulted in the issuance of two U.S. patents. Divisional applications based on two of the above mentioned PCT applications have been filed in China and Hong Kong. National stage applications based on the co-owned PCT application have resulted in one U.S. patent. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from a number of commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

7

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

The company also owns multiple utility patents that cover inventions that are new, improvements and useful processes including the design and fabrication of devices or approaches that use properties of the polymers described above for HVAC, energy, food preservation and water treatment applications.

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

6.	U.S. Patent No. 7,990,679 - Nanoparticle ultracapacitor. This patent was issued on August 2, 2011 and the patent term ends on or about November 22, 2029.
7.	U.S. Patent No. 8,222,346 - Block copolymers and method for making same. This patent was issued on July 17, 2012 and the patent term ends on or about September 28, 2027.
8.	U.S. Patent No. 8,470,071 - Enhanced HVAC system and method. This patent was issued June 25, 2013 and the patent term ends on or about August 13, 2030.
9.	U.S. Patent No. 8,500,960 - Multi-phase selective mass transfer through a membrane. This patent was issued on August 6, 2013 and the patent term ends on or about October 8, 2030.
10.	U.S. Patent No. 8,586,637 - Stable and compatible polymer blends. This patent was issued November 19, 2013 and the patent term ends on or about May 2, 2030.
11.	U.S. Patent No. 9,013,155 - Energy storage devices including a solid multilayer electrolyte. This patent was issued April 21, 2015 and the patent term ends on or about March 3, 2031.
12.	U.S. Patent No. 9,283,518 - Fluid treatment systems and methods using selective transfer membranes. This patent was issued March 15, 2016 and the patent term ends on or about September 18, 2032.
13.	U.S. Patent No. 9,293,269 - Ultracapacitor tolerating electric field of sufficient strength. This patent was issued March 22, 2016 and the patent term ends on or about May 2, 2033.
14.	U.S. Patent No. 9,393,557 - Anionic Exchange Electrolyte Polymer Membranes. This patent was issued July 19, 2016 and the patent term ends on or about February 10, 2032.
15.	China Patent No. ZL200880009211.4 - Multi-phase selective mass transfer through a membrane. This patent was issued March 27, 2013 and the patent term ends on or about January 22, 2028.
16.	Hong Kong Patent No. HK1139888 - Multi-phase selective mass transfer through a membrane. This patent was issued January 10, 2014 and the patent term ends on or about January 22, 2028.
17.	China Patent No. ZL201180012841.9 - Energy storage devices including a solid multilayer electrolyte. This patent was issued September 9, 2015 and the patent term ends on or about January 7, 2031.
18.	China Patent No. ZL201310052408.9 - A dryer having a drying chamber comprising heated air. This patent was issued January 21, 2016 and the patent term ends on or about January 22, 2028.

We have provisional and patent applications in the following areas: Energy Storage Devices, Enthalpy Core Applications and Construction, and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO 2011/085197 - Energy storage devices including a solid multilayer electrolyte
2.	WO/2017/062812A1 – Evaporative chilling systems and methods using a selective transfer membrane
3.	WO/2018/0320988A1 – Compact membrane-based heat and mass exchanger

Patents may or may not be granted on any of the above applications. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by entering into confidentiality agreements with our current and prospective strategic partners and employees.

Manufacturing

The Company currently assembles ConsERV and NanoClear cores and modules while Aqualyte fabrication is outsourced. For future expansion and high-volume scale-up, the Company has made solid progress in 2018 to establish a robust supply chain with strategic partners having existing multiple channel access to markets – or with qualified outsourced firms. We use a blended “out-sourced – in-house” model for material, component and assembly needs. We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased from alternative suppliers. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Customers and Suppliers

For Aqualyte membrane the Company has signed a license agreement with Haier for use in crisper drawers in new refrigerators. We also entered into an agreement with Aperia Solutions (www.aperia.com) to provide membrane for use as a tire inflation product in North America and Europe. We are providing Original Equipment Manufacturers (OEMs) with Aqualyte membrane for use in Energy Recovery Ventilators and other industrial applications. For ConsERV the Company has a multi-year license agreement with Menred to increase the market in China while we are working with North American OEMs to provide full systems and cores to end users through sales representatives. For NanoClear, the Company is working with third party turnkey providers to build and operate fully functional systems for pilot testing of the treatment of industrial waste water. We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and of the value-added products made with these materials. We require our suppliers to provide components in a timely manner, and to meet the Company’s quality, quantity and cost requirements or technical specifications with acceptable terms. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create delays in production.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $318,358 and $467,524 for the years ended December 31, 2018 and 2017, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $64,894 and $150,912 for the years ended December 31, 2018 and 2017, respectively.

Sales and Marketing Strategies

We have secured and continue to discuss relationships with other leading industry HVAC manufacturers, HVAC product distributors, energy service companies and ERV manufacturers outside of North and South America. In addition, we are discussing relationships for use of our ConsERV products in other applications outside of energy recovery ventilation world-wide.

The Company is focused on creating alliances with companies having strong, existing channel presence or expertise in the target industries, notably for ConsERV and NanoClear. We are using the data and experience of initial sales in the China market to focus on growing NanoClear revenues in North America. We intend to bring industry seasoned talent into the Company at the appropriate time to further drive market development, revenue growth and guide future product feature improvement needs.

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology has the ability to decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes to overcome the strength of the current product sales. Armed with the growing base of operational and third-party data this education process will become routine.

There are a number of companies located in the U.S., Canada, Europe and Asia that have been developing and selling technologies and products in the energy recovery industry as listed below. We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, dPoint, CORE Energy Recovery Solutions, Renewaire, Holtop, Hoval, Klingenberg, Solar Palau, Kraton, Daikin and AirXchange.
NanoClear	Dow, Dupont, Siemens, GE, Mitsubishi, Kraton and many small and regional companies using existing technologies.
NanoAir	AAON, Trane, Carrier, York, Haier, Mitsubishi, LG, Electrolux, Samsung, Whirlpool, Kraton and Daikin.
PolyCool

Evapco, Baltimore Air Coil, SPX Technologies, Brentwood Industries, Cooling Tower Systems, Whaley Products, and Paltech. Some of the large Air Conditioner manufacturing companies also produce cooling tower systems i.e. Trane and Carrier.

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

Working with Chinese early adopters of NanoClear systems is allowing us to leverage our experience with customers in the United States and elsewhere around the world projected to aid in more quickly growing long term sustainable revenues.

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

Employees

As of December 31, 2018, we employed 12 full-time employees. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Principal Offices

Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We currently lease 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556. We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Tim N. Tangredi, has a controlling financial interest (see Item 13, Certain Relationships and Related Transactions and Director Independence).

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

ITEM 3. LEGAL PROCEEDINGS.

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

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Soex Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s Common Stock, equal to approximately 31% of the issued and outstanding shares of Common Stock as of December 31, 2016. Pursuant to the Soex Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles in mainland China, Hong Kong, Macao and Taiwan (the “Soex Distribution Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of its products and to purchase its requirements of nano-material membrane only from the Company. During 2014, $50,000 of the $500,000 license fee was received from Soex. Pursuant to the Soex Distribution Agreement, Soex was required to pay the Company $500,000, issue to it 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Board of Directors of the Company (the “Board”) ratified the termination of the Soex Distribution Agreement, due to the breaches by Soex.

In 2015 the Company commenced an action (the “Soex Litigation) for the cancellation of the 37,500,000 shares issued to Soex (the “Soex Shares”) in connection with the Soex Securities Purchase Agreement, and for the cancellation of the 3,750,000 shares (the “Zan Shares”) issued to Zan Investment Advisory Limited (“Zan”), an affiliate of Soex through Aifan Liu, who was appointed as a Company board observer by Soex and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on the Board pursuant to the provisions of the Soex Securities Purchase Agreement. Ms. Han resigned from the Board effective February 1, 2016.

Pursuant to the Soex Distribution Agreement, Soex is in material breach of the following:

(1)

Section 1(a) of the Soex Distribution Agreement, due to Soex’s failure to make a $225,000 payment to us for the appointment of Soex as the exclusive distributor of the Products in the Field and Territory (the “Distribution Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on October 20, 2014 (the “Payment Date”).

(2)

Section 8(b) of the Soex Distribution Agreement, due to Soex’s failure to make a $225,000 payment to us for the grant of the license and right to manufacture, sell, lease and distribute Products (excluding manufacture of MTM), and to use the Intellectual Property in connection therewith (the “License Payment Default” and, together with the Distribution Payment Default, the “Payment Default”) in accordance with the terms set forth in the Distribution Agreement. Such payment was due on the Payment Date.

(3)

Section 15(b) of the Soex Distribution Agreement, due to Soex’s failure to issue to us 25% of the equity (the “Equity Default”) of SOEX (Beijing) Environmental Protection Technology Company Limited (the “China Subsidiary”).

As a result of the above, we terminated the Soex Distribution Agreement. As provided in Section 14(e) of the Soex Distribution Agreement, the Company has the right to enforce any obligation due to us by Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

The Soex Litigation was moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). On September 19, 2018, a pre-trial conference was held in Tampa finding a trial date set for October 22, 2018. The trial for the original case was held between October 22 and 24, 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims.

On October 24, 2018, the Company initiated a third law suit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company. The Company will seek maximum relief and damages for this on-gong and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead to a judgment in favor of the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “DLYT.”

Authorized Capital

On March 5, 2015, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 250,000,000, consisting of 240,000,000 shares of common stock and 10,000,000 shares of preferred stock (the “Increase in Authorized Shares”) and to cancel the designated but unissued Series A-D Preferred Stock and create a new series of preferred stock designated as the Class A Preferred Stock (the “Class A Preferred Stock”). There are no shares of Class A Preferred Stock currently issued by the Company.

On November 1, 2018, the Company issued ten (10) shares of Class B Redeemable Preferred Stock par value $0.01 per share (“Class B Stock”) having a stated value of $1.50 per share to Tim N. Tangredi, the Company’s Chief Executive Officer, in exchange for $15, pursuant to approval of the Board of Directors of the Company.

There are currently (10) shares of Class B Stock of the Company issued and outstanding.

On November 2, 2018, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 340,000,000 shares. On February 21, 2019 the Company amended its Certificate of Incorporation to increase the number of authorized shares to 350,000,000, consisting of 340,000,000 shares of common stock, having a par value of $0.01 per share, and 10,000,000 shares of preferred stock, having a par value of $0.01 per share.

Approximate Number of Equity Security Holders

As of March 28, 2019, there were approximately 116 shareholders of record of our common stock.

Dividends

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

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	24,892,558	$0.17

In June 2000 and November 2009, the Board adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees. Certain awards under the Plans may be subject to performance conditions. The Board of Directors approved and made available 11,093,886 and 15,000,000 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 10,000,000. The 2015 Plan authorizes the grant to eligible individuals of (1) Stock Options (Incentive and Non-Qualified), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On October 27, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, the Company issued to the consultant 6,350,000 shares of common stock, valued at $190,500.

On November 29, 2017, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the agreement, the Company issued to the consultant 3,000,000 shares of common stock, valued at $63,600.

On December 22, 2017, the Company issued 2,000,000 shares of common stock to an outside business consultant, valued at $48,000, in payment of accrued expenses relating to legal services.

On December 27, 2017, the Company issued 1,100,000 shares of its common stock to an outside business consultant in accordance with the terms of an agreement with an outside consultant.

On June 24, 2016, the Company entered into a Loan and Security Agreement (the “Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000; or (ii) October 31, 2016 (the “Maturity Date”). On September 7, 2016, the parties amended the Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 200,000 shares of $0.01 par value common stock in accordance with the terms of the First Amendment. The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. The Company is using the proceeds of the Note and the First Amendment for working capital purposes.

During 2017, the Company and the Holder agreed to extend the Maturity Date of the Note in various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with accrued interest of $102,059 and an extended Maturity Date of April 10, 2018. As consideration for the additional proceeds and modification of the Maturity Date, the Company issued to the Holder warrants to purchase an aggregate of 26,250,000 shares of common stock of the Company with an exercise price of $0.01 and a ten year exercise period, and has issued the Holder a total of 480,000 shares of common stock of the Company.

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 20,000 shares of common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

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

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

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

On July 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,200. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018. (See Note 7. – Convertible Notes Payable).

On October 1, 2018, the Company issued 200,000 shares of common stock, valued at $6,000, as further incentive to an outside investor to continue to issue convertible notes.

On October 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 16, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On December 1, 2018, the Company issued 662,500 shares of common stock, valued at $19,875, as further incentive to an outside investor to issue two convertible notes with a face amount of $210,000. (See Note 7. – Convertible Notes Payable).

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

We have developed and patented a nanostructure polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in a number of diverse market segments and products. We will expand our push to sell ConsERV product domestically and internationally. Growing emphasis is being actively placed on the NanoClear product to generate another revenue stream as a commercially available membrane evaporator given its functionality, and differentiation in the worldwide water market.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 as compared with December 31, 2017

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	FortheYearsEnded December 31,
	2018	2017

REVENUE
Sales	$1,331,251	$381,590
Royalty and license fees	50,000	1,344
	1,381,251	382,934

COST OF GOODS SOLD	921,394	312,547

GROSS MARGIN	459,857	70,387

OPERATING EXPENSES
Research and development, net of government grant proceeds of $64,894 and $150,912 for the years ended December 31, 2018 and 2017, respectively	253,464	316,612
Selling, general and administrative	1,862,024	2,208,887
TOTAL OPERATING EXPENSES	2,115,488	2,525,499

LOSS FROM OPERATIONS	(1,655,631)	(2,455,112)

OTHER INCOME (EXPENSE)
Interest expense	(1,396,468)	(1,554,803)
Change in fair value of derivative	(322,383)	(134,289)
Gain on extinguishment of debt	349,721	696,261
TOTAL OTHER EXPENSE, NET	(1,369,130)	(992,831)

NET LOSS	$(3,024,761)	$(3,447,943)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	144,457,987	126,707,140

Revenue

We generate our revenues primarily from the sale of our ConsERV cores, our Aqualyte membrane, and NanoClear membrane evaporators. Product sales were $1,331,251 and $381,590 for the years ended December 31, 2018 and 2017, respectively, an increase of $949,661 or 248%. The increase in product sales resulted from a 43% increase in ConsERV sales, and a 95% increase in NanoClear sales along with introduction of the Aqualyte membrane in 2018. We are focusing on creating sustainable revenues with the expectation that this will allow for continued growth in 2019.

Revenues from royalty and license fees were $50,000 and $1,344 for the years ended December 31, 2018 and 2017, respectively an increase of $48,656 or 3,600% primarily due to the recognition of license fees for the new license agreement with Menred as of December 2017.

Cost of Sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores, NanoClear evaporators and Aqualyte membrane. Cost of goods sold were $921,394 and $312,547 for the years ended December 31, 2018 and 2017, respectively, an increase of $608,847 or 195% resulting from an increase in number of units sold in 2018.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $318,358 and $467,524 for the years ended December 31, 2018 and 2017, respectively, a decrease of $149,166 or 32%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $64,894 and $150,912 for the years ended December 31, 2018 and 2017, respectively, a decrease of $86,018 or 57%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,862,024 and $2,208,887 for the years ended December 31, 2018 and 2017, respectively, a decrease of $346,863 or 16%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional expenses as a result of being an SEC reporting company including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses;

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV and NanoClear products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

•	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price.

The 16% decrease in selling general and administrative expenses in the year ended December 31, 2018 compared to the same period in 2017 resulted from varying marketing, professional services, and travel costs offset by lower payroll fees, recruiting fees and insurance fees.

Other Income (Expense)

Interest expense for the year ended December 31, 2018 was $1,396,468 compared to an expense of $1,554,803 for the year ended December 31, 2017. This was offset by a change in fair value of derivative that increased to $322,383 from $134,289 from 2017 to 2018 and a decrease in gain on extinguishing debt from $696,261 in 2017 to $349,721 in 2018.

Net Loss

Net loss for the year ended December 31, 2018 was $3,024,761 compared to a net loss of $3,447,943 for the year ended December 31, 2017. The decrease in net loss in 2018 was a result of primarily due to higher gross margins for product sales in 2018.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2018, we generated a net loss of $3,024,761 and have incurred significant losses since inception. As of December 31, 2018, we have an accumulated deficit of $50,137,190, total stockholders' deficit of $6,801,397, negative working capital of $7,014,439 and cash and cash equivalents of $29,300. We used $1,069,228 and $870,428 of cash from operations during the years ended December 31, 2018 and 2017, respectively, which was funded primarily through proceeds from loans from related parties and equity financings. There is no assurance that such financing will be available in the future.

The Company’s ability to continue as a going concern is directly linked to our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned or currently underway product development initiatives and commercialization efforts, may have material adverse consequences on our financial condition, results of operations and cash flows.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2018 were $29,300 compared to $122,036 as of December 31, 2017. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $1,069,228 and $870,428 during the years ended December 31, 2018 and 2017. Although, there was a lower net loss in the year ended December 31, 2018, greater cash was used by operating activities in 2018 as a result of increased cost of goods, accounts payable and accounts receivable.

Net cash used by investing activities was $59,844 and $21,177 for the year ended December 31, 2018 compared to the same period in 2017, driven primarily by increases in patent spending in 2018.

Net cash provided by financing activities was $1,036,336 for the year ended December 31, 2018 compared to $992,575 for the same period in 2017. The difference is an increase in debt proceeds in 2018.

Material Financing Transactions

February 2018 Notes

On February 7, 2018, the Company issued two convertible notes (the “February 2018 Notes”), each in the principal amount of $87,500. The two February 2018 Notes contained substantially the same terms. The February 2018 Notes and accrued interest were convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bore interest at 8% per year and matured on February 7, 2019. The February 2018 Notes contained original issue discount aggregating $17,500 which has been amortized over the life of the February 2018 Notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs have also been amortized over the life of the February 2018 Notes. The Company received cash proceeds of $150,000 from the February 2018 Notes.

These February 2018 Notes were redeemed during the third quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $154,047.

March 2018 Note

On March 12, 2018, the Company issued a convertible note, in the principal amount of $100,000 (the “March 2018 Note”). The March 2018 Note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The March 2018 Note provides for an interest payment of 10% of the principal amount of the March 2018 Note, payable before or upon maturity. The March 2018 Note matured six months from the effective date of March 12, 2018. The March 2018 Note contains original issue discount of $20,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the March 2018 Note. These costs have also been amortized over the life of the March 2018 Note. The Company received cash proceeds of $100,000 from the March 2018 Note.

On September 18, 2018, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 were repaid to extend the maturity date of the March 2018 Note to March 18, 2019. We incurred additional original issue discount of $20,000, 10% interest and legal costs of $6,000 as a result of the extension. These costs are being amortized over the life of the March 2018 Note.

April 2018 Notes

On April 4, 2018, the Company issued a convertible note, in the principal amount of $75,000. This note and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provided for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matured six months from the effective date of April 4, 2018. The note contained original issue discount of $15,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $75,000. The note, interest and costs were paid at maturity.

On April 30, 2018, the Company issued a convertible note, in the principal amount of $150,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $30,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $150,000. At maturity, the amount of the original issue discount of $30,000, 10% interest and legal costs of $9,000 was paid to extend the maturity date of the note to January 31, 2019. We incurred additional original issue discount of $15,000, 5% interest and legal costs of $4,500 as a result of the extension, payable at maturity. These costs are being amortized over the life of the new note.

June 2018 Notes

On June 1, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provided for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matured six months from the effective date of June 1, 2018. This note contained original issue discount of $10,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $50,000. The maturity date of the note has been extended to August 15, 2019. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 6, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 6, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have been amortized over the life of this note. The Company received cash proceeds of $100,000. The maturity date of the note has been extended to August 15, 2019. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 7, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 7, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000. At maturity, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 was paid and a new note issued to extend the maturity date of the note to September 4, 2019. We incurred additional original issue discount of $3,000 (face amount of the new note is $103,000) and the new note bears interest at 10% per year. The $3,000 addition to the note is being amortized over the life of the new note.

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

On August 28, 2018, the Company entered an agreement for a short-term loan, with a principal amount of $59,132. The agreement provides for an interest payment of 8% of the principal amount of the note, payable before or upon maturity. The note matures twelve business days from the effective date of August 28, 2018. The Company received cash proceeds of $59,132. The note was repaid on September 21, 2018.

September 2018 Notes

On September 17, 2018, the Company issued a convertible note (the “September 2018 Note”), in the principal amount of $131,250. The September 2018 Note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The September 2018 Note bears interest at 8% per year and matures on September 12, 2019. The Company has also incurred aggregate finance costs of $13,125 and legal costs of $6,250 related to the September 2018 Note. These costs are also being amortized over the life of the September 2018 Note. The Company received cash proceeds of $125,000.

On September 18, 2018, the Company issued a convertible note, in the principal amount of $100,000, to replace a note issued in March 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of September 18, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note.

October 2018 Notes

On October 5, 2018, the Company issued a convertible note (the “October 2018 Note”), in the principal amount of $135,000. The October 2018 Notes and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on September 28, 2019. The October 2018 Note contained original issue discount aggregating $10,000 which is being amortized over the life of the October 2018 Note. The Company received cash proceeds of $125,000.

On October 31, 2018, the Company issued a convertible note, in the principal amount of $150,000, to replace a note issued in April 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 5% of the principal amount of the note, payable before or upon maturity. This note matures January 31, 2019. This note contains original issue discount of $15,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $4,500 related to the note. These costs are also being amortized over the life of this note.

November 2018 Notes

On November 7, 2018, the Company issued a convertible note (the “November 2018 Note”), in the principal amount of $78,750. The November 2018 Note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The November 2018 Note bears interest at 8% per year and matures on November 7, 2019. The Company has also incurred aggregate finance costs of $6,750 and legal costs of $3,750 related to the November 2018 Note. These costs are also being amortized over the life of the November 2018 Note. The Company received cash proceeds of $75,000.

On November 29, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of November 29, 2018. This note contains original issue discount of $10,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $50,000.

December 2018 Note

On December 4, 2018, the Company issued a convertible note, in the principal amount of $103,000, to replace a note issued in June 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for interest at 10% per year and matures on September 4, 2019. This note contains original issue discount of $3,000, payable at maturity, which is being amortized over the life of this note.

On December 7, 2018, the Company issued a convertible note (the “December 2018 Note”), with a face amount of $100,000. This note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 10% per year and matures on December 7, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $95,000.

During 2018, the Company amortized $343,882 of debt discount and $38,803 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $134,219 and $5,554, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2018, unamortized debt discount was $440,315 and unamortized debt issue costs were $34,738.

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

Contractual Obligations

We do not have any liabilities related to long-term contractual obligations as of December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses on December 31, 2018, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $50,000 and $1,344 for the years ended December 31, 2018 and 2017, respectively. Royalties are recognized as earned. We recognized royalty revenue of $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and NanoClear systems. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 has been recorded at December 31, 2018 and 2017, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2018 or 2017.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $21,508 and $19,499 for the years ended December 31, 2018 and 2017, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $17,000 per year for the next five years and thereafter.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Dividend rate	-	0%
Risk free interest rate	-	2.34%
Expected term	-	10 years
Expected volatility	-	244%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, we estimated forfeitures at 0% for each of the years ended December 31, 2018 and 2017.

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

We identify and evaluate uncertain tax positions, if any, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. We have not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2015-2018 tax years remain open and subject to examination by the Internal Revenue Service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see Part II, Item 8 Note 3 Significant Accounting Policies: Recent Accounting Pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes begin on Page F-1 which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company's existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2018 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

Name	Age	Position
Timothy N. Tangredi	63	President, Chief Executive Officer and Chairman of the Board of Directors
Brian C. Johnson	45	Chief Technology Officer
Robert W. Schwartz	74	Director
Ira William McCollum, Jr.	74	Director
Thomas E. Turner	69	Director
Eliza Wang	41	Director

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

Brian Johnson is our Chief Technology Officer and joined us in 1999. Mr. Johnson was the lead engineer responsible for developing our successful ConsERV product line and has served as Principal Investigator on multiple development efforts involving NanoClear and NanoAir. He holds patents in both the U.S. and China and brings 20 years of advanced product development experience and knowledge of every aspect of Dais’ nanotechnology. Mr. Johnson earned degrees in Mechanical Engineering (Thermal Science emphasis) from the University of Florida (BSME 1995, MSME 1997).

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as its Chairman. Mr. Schwartz specializes in corporate planning, finance and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high-tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an AMEX listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products). His earlier experience was with KPMG and IBM as a management consultant. Mr. Schwartz received a Bachelor of Science from Cornell University and attended graduate courses at the University of New York at Albany. He currently serves on the boards of five corporations, including ours. Mr. Schwartz’s experience in financial planning and reporting provides assistance to us in these areas and he is considered to be a financial expert to us.

Ira William McCollum, Jr. joined our board of directors on March 25, 2013. In 2011, Mr. McCollum joined as a partner in Denton’s Public Policy and Regulation practice in 2012. He joined the firm following his term as the 36th attorney general of the state of Florida. Mr. McCollum served as attorney general from 2007 to 2011. Prior to becoming the Florida Attorney General in 2007, Mr. McCollum was a partner with Baker & Hostetler’s Government Policy practice from 2001 to 2007. Between 1981 and 2001, Mr. McCollum was a Member of the U.S. House of Representatives representing Florida’s 8th District where he served on the Judiciary, Banking and Financial Services and Intelligence Committees. He also held a number of leadership positions, including Chairman of the Judiciary Subcommittee on Crime, Vice Chairman for six years at the Banking and Financial Services Committee, ranking Member of the subcommittee overseeing the Federal Reserve, and Vice Chairman of the House of Republican Conference for three terms (one of eight House GOP leadership positions). Mr. McCollum’s expertise in federal and state government and regulations is an asset to the board.

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

Eliza Xuan Wang joined our board of directors on April 1, 2015. Ms. Wang has been the Managing Attorney of The Meridian Law, a Professional Law Corporation, since 2009. Her legal practice includes venture capital, general civil and commercial litigation and immigration matters. Ms. Wang is licensed to practice law in the states of California and New York. She has a Bachelor of Law degree from China University of Political Science and Law (Beijing, China) and L.L.M. degree from Hastings College of The Law, University of California. Ms. Wang’s expertise in commercial and legal matters in both the United States and China will be an asset to us as we conduct further business in China.

The Board members serve for the latter of a period of one year or until the next annual meeting of Company’s shareholders.

On December 3, 2018, Mr. John Herrin submitted his resignation from his position with the Company as Chief Operating Officer. Mr. Herrin did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Significant Employees

Peter DiChiara is Corporate Secretary since December 1, 2013. Mr. DiChiara is currently a partner at Carmel, Milazzo & DiChiara, LLP, a law firm in New York City specializing in advising small cap companies. From August 2012 to March 1, 2016, he was Counsel for Sichenzia Ross Friedman Ference LLP. Mr. DiChiara earned a B.B.A. in accounting from the University of Notre Dame and a J.D. from Pace University School of Law. Mr. DiChiara started his career with Ernst & Young and was the Manager for External Reporting for Philip Morris Companies, now known as Altria, before working as an associate for Cadwalader, Wickersham & Taft LLP, Paul Hastings LLP and Willkie Farr & Gallagher LLP.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal year 2018.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2018 and 2017 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2018; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2018.

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($)(i)	(j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2018	$95,000			36,674	$131,674
and Chairman of the Board of Directors	2017	$79,998	$-	$21,600	$36,674	$138,272

John Herrin (3)
Chief Operating Officer	2018	$116,078				116,078
	2017	$126,002	$-	-	$-	$126,002

Brian Johnson
Chief Technology Officer	2018	$111,000				111,000
	2017	$111,003	$-	$36,000	$-	$147,003

_____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2018 and 2017. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2018 and 2017. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

30

(2)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2018 and 2017, Mr. Tangredi was paid $95,000 and $80,000, respectively and had accrued unpaid salary of $105,437 and $120,002 for the years ended December 31, 2018 and 2017, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2018, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,772,623.

(3)

Mr. Herrin received a salary of $150,000 per year and served as Chief Operating Officer through December 04, 2018. In 2018 and 2017 he was paid $116,078 and $126,002, respectively and had accrued unpaid salary of $22,000 and $23,998 for the years ended December 31, 2018 and 2017, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2018, we owed Mr. Herrin accrued compensation in the aggregate amount of $64,000.

Narrative Disclosure to Summary Compensation Table

Tim N. Tangredi. The Company entered into an employment agreement with Mr. Tangredi, our President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011 and subsequently on February 27, 2015 (the “Tangredi Employment Agreement”). The Tangredi Employment Agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year period. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). In addition, Mr. Tangredi will be eligible for bonus compensation at the discretion of the Board, as well as option-based compensation under our equity compensation plans. Under the Tangredi Employment Agreement, Mr. Tangredi is eligible to receive a grant to purchase up to 520,000 shares of common stock from the Company upon the successful completion of a secondary public offering. For a full description of the Tangredi Employment Agreement please refer to Item 13. Certain Relationships and Related Party Transactions —Employment Agreements below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2018.

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	100,000	$0.42	11/20/2019
	3,540,058	$0.42	11/20/2019
	400,000	$0.30	6/25/2020
	125,000	$0.30	1/18/2021
	100,000	$0.40	4/5/2021
	45,000	$0.35	10/7/2021
	200,000	$0.12	11/30/2022
	3,000,000	$0.18	5/30/2023
	300,000	$0.30	12/17/2024
	300,000	$0.07	4/14/2026
	600,000	$0.04	11/23/2027
John Herrin	590,000	$0.30	12/17/2024
	250,000	$0.19	8/10/2025
Brian Johnson	25,000	$0.20	8/18/2019
	100,000	$0.30	6/25/2020
	200,000	$0.30	1/18/2021
	100,000	$0.12	11/30/2022
	1,000,000	$0.04	11/23/2027

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth information as of the date of March 27, 2019, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series B Preferred Stock	Percent of Class
Named Executive Officers and Directors
Timothy N. Tangredi, Officer, Chairman of the Board(1) #	37,642,627	25.3%	10	100%
John Herrin, Officer (2) #	840,000	*	-	-
Brian Johnson, Chief Technology Officer (3) #	1,426,250	1.0%	-	-
Robert W. Schwartz, Director (4) #	2,520,000	1.7%	-	-
Eliza Wang, Director	900,000	*	-	-
Ira William McCollum Jr., Director (5) #	1,500,000	1.0%	-	-
Thomas E. Turner, Director (6) #	4,350,000	2.9%	-	-
All directors and officers as a group (7 persons)	49,178,877	33.1%	10	100%

5% or greater shareholders
Soex (Hong Kong) Industry & Investment Co., Ltd. (7)	37,500,000	25.2%	-	-
Green Valley International Investment Management Company	19,491,430	13.1%	-	-
Hong Kong SAGE Technology Investment Co., Limited (8)	13,304,348	9.0%	-	-
All 5% or greater shareholders as a group	70,295,778	47.3%	-	-

Total	119,474,655	60.8%	10	100%

____________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 10,207,558 shares of common stock issuable upon exercise of stock options and 1,026,601 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 26,250,000 of Ms. Tangredi’s shares are issuable upon the exercise of stock purchase warrants.

(2)	Includes 840,000 shares of common stock issuable upon exercise of stock options. Mr. Herrin is no longer with the Company since December 04, 2018.
(3)	Includes 1,425,000 shares of common stock issuable upon exercise of stock options.
(4)	Includes 2,520,000 shares of common stock issuable upon exercise of stock options.
(5)	Includes 1,500,000 shares of common stock issuable upon exercise of stock options.
(6)

Includes 1,500,000 shares of common stock issuable upon exercise of stock options. Also includes 2,850,000 shares owned by a limited liability company for which Mr. Turner is the natural person with voting power.

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

Applicable percentage ownership in the preceding table is based on approximately 158,416,080 shares of common stock outstanding as of March 27, 2019 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 27, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	24,892,558	$0.17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

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

We rent a building that is owned by two of our stockholders, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. We recognized rent expense related to this lease of $56,760 in the years ended December 31, 2018 and 2017, respectively.

We have accrued compensation due to the Chief Executive Officer as of December 31, 2018 and 2017 of $1,772,623 and $1,631,147, respectively, included in accrued compensation and related benefits in the balance sheets.

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

During 2017, the Holder extended the Note into various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with accrued interest of $102,059 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period and has issued a total of 480,000 shares of common stock.

On February 27, 2015, the Company entered into an amendment to the Tangredi Employment Agreement with Tim N. Tangredi. Currently, we have non-interest bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2018.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Soex Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s Common Stock, equal to approximately 31% of the issued and outstanding shares of Common Stock as of December 31, 2016. Pursuant to the Soex Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles in mainland China, Hong Kong, Macao and Taiwan (the “Soex Distribution Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of its products and to purchase its requirements of nano-material membrane only from the Company. During 2014, $50,000 of the $500,000 license fee was received from Soex. Pursuant to the Soex Distribution Agreement, Soex was required to pay the Company $500,000, issue to it 25% of the equity of a newly-created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Board ratified the termination of the Soex Distribution Agreement, due to the breaches by Soex (see Part I, Item 3, Legal Proceedings).

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

On November 1, 2018, the Company issued ten (10) shares of Class B Preferred Stock par value $0.01 per share having a stated value of $1.50 per share to Timothy N. Tangredi, the Company’s Chief Executive Officer, in exchange for $15, pursuant to approval of the Board of Directors of the Company.

Employment Agreements

We entered into the following employment agreements with our officers and significant employees:

The Company entered into the Tangredi Employment Agreement with Mr. Tangredi, our President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011, and subsequently on February 27, 2015. The Tangredi Employment Agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year period. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). Additionally, at the discretion of the Board and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the Board. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the Board, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

Under the Tangredi Employment Agreement, in addition to any other compensation which he may receive, if we complete a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 520,000 shares of our common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of the Tangredi Employment Agreement (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the Tangredi Employment Agreement.

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

The Tangredi Employment Agreement also contains customary covenants restricting the use of our confidential information and solicitation of employees, which are similarly applicable to our other executive officers. In addition we are obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with us, to advance indemnification expenses, and maintain his coverage under our directors’ and officers’ liability insurance policy.

Under the Tangredi Employment Agreement, the Company and Mr. Tangredi have agreed that the Company will retain an independent compensation consultant, which may modify the compensation program for Mr. Tangredi and other officers, subject to certain conditions including approval of the Board. Notwithstanding the recommendation and board consideration, Mr. Tangredi has the right to continue the current terms of the Tangredi Employment Agreement.

Currently, we have non-interest bearing accrued compensation due to Mr. Tangredi for deferred salaries earned and unpaid as described above. Pursuant to the February 27, 2015 amendment to the Tangredi Employment Agreement if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into shares of common stock of the Company during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2018.

On August 17, 2015 (the “Effective Date”), the Company entered into an employment agreement (the “Johnson Employment Agreement”) with Mr. Brian Johnson (“Johnson”), pursuant to which Johnson was appointed as Chief Technology Officer of the Company. Johnson’s initial base salary pursuant to the Johnson Employment Agreement was $135,000. Johnson may receive a performance bonus at the discretion of the Board. Johnson is entitled to participate in any benefits programs offered by the Company and shall be reimbursed for reasonably incurred expenses incurred in the performance of the functions and duties under the Johnson Employment Agreement. The initial term of the Johnson Employment Agreement was from the Effective Date through February 29, 2016 (the “Initial Term”). Upon expiration of the Initial Term, the Johnson Employment Agreement will be automatically extended for additional one-year terms unless Johnson or the Company shall, upon 30 days written notice to the other, elect not to extend this Agreement for an additional one-year term.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2018 and 2017 was $62,500 and $80,973, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2017. As a result of this process, on July 12, 2017, the Board elected to engage RBSM LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017 and dismissed Mayer Hoffman McCann PC from that role. RBSM LLP remains the Company's independent registered public accounting firm for the fiscal year ending December 31, 2018.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of The Dais Corporation	S-1	3.1	08/11/2008
3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.2	08/11/2008
3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.3	08/11/2008
3.4	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.4	08/11/2008
3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.5	08/11/2008
3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.6	08/11/2008
3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.7	08/11/2008
3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.8	08/11/2008
3.9	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	8-K	3.1	03/05/2015
3.10	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	8-K	3.1	02/28/2019
3.11	Certificate of Designation				☒
3.12	Bylaws of The Dais Corporation	S-1	3.9	08/11/2008
10.1	Dais Analytic Corporation 2000 Incentive Compensation Plan	S-1	10.1	08/11/2008
10.2	Form of Employee Non-Disclosure and Non-Compete Agreement	S-1	10.2	08/11/2008
10.3	Form of Secured Patent Agreement (Financing)	S-1	10.11	08/11/2008
10.4	Dais Analytic Corporation 2009 Long Term Incentive Plan	DEF 14A	A	10/09/2009
10.5	Executive Compensation Agreement dated April 11, 2011, by and between Dais Analytic Corporation and Timothy N. Tangredi	S-1/A	10.17	04/13/2011
10.6	Executive Compensation Agreement dated September 14, 2011, by and between Dais Analytic Corporation and Timothy N. Tangredi	8-K	10.1	09/15/2011
10.7	Executive Compensation Agreement dated January 11, 2012, by and between Dais Analytic Corporation and Timothy N. Tangredi	S-1/A	10.28	01/13/2012
10.8	Executive Compensation Agreement dated February 27, 2015, by and between Dais Analytic Corporation and Timothy N. Tangredi	8-K	10.1	03/05/2015
10.9	Executive Compensation Agreement dated April 8, 2011, by and between Dais Analytic Corporation and Patricia K. Tangredi	S-1	10.18	04/13/2011
10.10	Securities Purchase Agreement dated October 21, 2014, by and between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd.	8-K	10.1	01/27/2014
10.11	Distribution Agreement dated April 24, 2014, by and between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd.	8-K	10.1	04/28/2014
10.12	Loan and Security Agreement dated June 24, 2016, by and between Dais Analytic Corporation and Patricia K. Tangredi	8-K	10.1	06/28/2016
10.13	Amendment to Senior Secured Promissory Note dated September 7, 2016 by and between Dais Analytic Corporation and Patricia K. Tangredi	8-K	10.1	10/28/2016
10.14	Second Amendment to Senior Secured Promissory Note dated October 30, 2016 by and between Dais Analytic Corporation and Patricia K. Tangredi	10-Q	10.1	11/14/2016
10.15	Employment Agreement dated August 17, 2015, by and between Dais Analytic Corporation and Brian C. Johnson.				☒
14.1	Code of Ethics of Dais Analytic Corporation	10-K	14.1	3/31/2009
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS CORPORATION

Date: April 10, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	April 10, 2019
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	April 10, 2019
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	April 10, 2019
Ira William McCollum, Jr.

/s/ Thomas E. Turner	Director	April 10, 2019
Thomas E. Turner

/s/ Eliza Xuan Wang	Director	April 10, 2019
Eliza Xuan Wang

Dais Corporation

(Formerly Dais Analytic Corporation)

Financial Statements

Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dais Corporation

(formerly Dais Analytic Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dais Corporation  (formerly Dais Analytic Corporation) (the “Company”), as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2014

New York, New York

April 10, 2019

DAIS CORPORATION

(formerly Dais Analytic Corporation)

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,300	$122,036
Accounts receivable, net	34,043	5,058
Other receivables	14,348	3,598
Inventory	53,184	101,607
Prepaid expenses	48,654	12,294
Total Current Assets	179,529	244,593
Property and equipment, net	57,420	91,900
OTHER ASSETS:
Deposits	4,780	5,080
Patents, net	150,842	117,606
Total Other Assets	155,622	122,686
TOTAL ASSETS	$392,571	$459,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $165,076 and $104,543 at December 31, 2018 and 2017, respectively	$632,574	$353,193
Accrued expenses, other	702,601	345,654
Accrued compensation and related benefits	1,909,936	1,727,259
Customer deposits	78,816	120,579
Note payable to related party	1,332,000	1,332,000
Current portion of deferred revenue	448,656	498,656
Derivative liabilities	1,280,188	243,501
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	809,197	3,788
Total Current Liabilities	7,193,968	4,624,630

Total Liabilities	7,193,968	4,624,630
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and no shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 240,000,000 shares authorized; 149,819,895 and 140,608,645 shares issued and 148,562,682 and 139,351,432 shares outstanding at December 31, 2018 and 2017, respectively	1,498,200	1,406,087
Capital in excess of par value	43,299,705	43,003,003
Accumulated deficit	(50,137,190)	(47,112,429)
	(5,339,285)	(2,703,339)
Treasury stock at cost, 1,257,213 and 1,257,213 at December 31, 2018 and 2017, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(6,801,397)	(4,165,451)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$392,571	$459,179

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

REVENUE
Sales	$1,331,251	$381,590
Royalty and license fees	50,000	1,344
	1,381,251	382,934

COST OF GOODS SOLD	921,394	312,547

GROSS MARGIN	459,857	70,387

OPERATING EXPENSES
Research and development, net of government grant proceeds of $64,894 and $150,912 for the years ended December 31, 2018 and 2017, respectively	253,464	316,612
Selling, general and administrative	1,862,024	2,208,887
TOTAL OPERATING EXPENSES	2,115,488	2,525,499

LOSS FROM OPERATIONS	(1,655,631)	(2,455,112)

OTHER INCOME (EXPENSE)
Interest expense	(1,396,468)	(1,554,803)
Change in fair value of derivative	(322,383)	(134,289)
Gain on extinguishment of debt	349,721	696,261
TOTAL OTHER EXPENSE, NET	(1,369,130)	(992,831)

NET LOSS	$(3,024,761)	$(3,447,943)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	144,457,987	126,707,140

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2016	-	-	121,300,077	$1,213,001	$41,745,913	$(43,664,486)	$(1,462,112)	$(2,167,684)
Stock based compensation	-	-	-	-	332,966	-	-	332,966
Issuance of common stock for services	-	-	15,050,000	150,500	340,000	-	-	490,500
Issuance of common stock in leiu of cash payment to related party	-	-	480,000	4,800	12,400	-	-	17,200
Issuance of common stock for accrued expenses	-	-	3,028,568	30,286	89,714	-	-	120,000
Issuance of common stock for debt issue costs	-	-	750,000	7,500	15,000	-	-	22,500
Issuance of warrants			-	-	467,010	-	-	467,010
Net loss	-	-	-	-	-	(3,447,943)	-	(3,447,943)
Balance at December 31, 2017	-	-	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Sale of preferred stock	10	-			15			15
Issuance of common stock for services	-	-	6,000,000	60,000	240,000	-	-	300,000
Issuance of common stock for accrued expenses	-	-	2,000,000	20,000	20,000	-	-	40,000
Issuance of common stock for debt issue costs	-	-	1,011,250	10,113	32,687	-	-	42,800
Issuance of common stock for finance cost			200,000	2,000	4,000	-	-	6,000
Net loss	-	-	-	-	-	(3,024,761)	-	(3,024,761)
Balance at December 31, 2018	10	-	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,024,761)	$(3,447,943)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Amortization of deferred debt issue costs	38,803	11,021
Depreciation and amortization	61,088	60,789
Bad debt expense	3,589	-
Gain on extinguishment of debt	(349,721)	(696,261)
Change in fair value of derivative liability	322,383	134,289
Non-cash interest expenses	493,212	606,531
Fair value of warrant issued for debt modification	-	467,010
Amortization of debt discount	343,883	170,633
Stock issued for finance cost	6,000	1,800
Stock compensation	300,000	793,466
(Increase) decrease in:
Accounts receivable	(32,574)	(3,558)
Inventory	48,423	(24,008)
Other receivables	(10,750)	(3,598)
Prepaid expenses/Other assets	(36,060)	19,124
Increase (decrease) in:
Accounts payable	279,381	(24,930)
Accrued expenses	579,639	453,712
Customer deposits	(41,763)	120,579
Deferred revenue	(50,000)	490,915
Net cash used in operating activities	(1,069,228)	(870,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(54,744)	(18,940)
Purchases of property and equipment	(5,100)	(2,237)
Net cash used in investing activities	(59,844)	(21,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(497,796)	(371,425)
Proceeds from note payable – related party	-	992,000
Proceeds from note payable	1,534,132	372,000
Net cash provided by financing activities	1,036,336	992,575

Net increase (decrease) in cash and cash equivalents	(92,736)	100,970
Cash and cash equivalents, beginning of period	122,036	21,066
Cash and cash equivalents, end of period	$29,300	$122,036
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$195,210	$928

NON-CASH FINANCING AND FINANCING ACTIVITIES
Payment of accrued expense with common stock	$40,000	$-
Payment of accrued expense with note payable	$-	$43,000
Issuance of common stock for settlement of accrued expenses	$-	$150,000
Issuance of common stock for settlement of interest due to related party	$-	$15,400
Issuance of common stock for deferred debt issuance costs	$42,800	$22,500
Issuance of common stock for finance cost	$6,000	$-
Initial derivative liability at issuance of notes	$907,969	$436,751
Initial debt discount at issuance of notes	$816,750	$605,154
Issuance of warrants for debt modification	$-	$467,010

Total non-cash change	$1,813,519	$1,739,815

See accompanying Notes to Financial Statements

Dais Corporation

(formerly Dais Analytic Corporation)

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

Note 1. Background Information

Dais Analytic Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product, ConsERVTM is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM , a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the aforementioned applications and is in various stages of deployment with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2018, the Company generated a net loss of $3,024,761 and has incurred significant losses since inception. As of December 31, 2018, the Company has an accumulated deficit of $50,137,190, total stockholders’ deficit of $6,801,397, negative working capital of $7,014,439 and cash and cash equivalents of $29,300. The Company used $1,069,228 and $870,428 of cash from operations during the years ended December 31, 2018 and 2017, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, fair value of stock based compensation, fair value of derivative liabilities, valuation allowance on deferred taxes and the warranty reserve.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2018. The Company has never experienced any losses related to these balances.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, no allowance for doubtful accounts was deemed necessary at December 31, 2018 and 2017, respectively.

Concentrations - At December 31, 2018, one customer accounted for 100% of accounts receivable. For the year ended December 31, 2018, three customers accounted for 74% of total revenue. For the year ended December 31, 2017 one customer accounted for 15% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense and the U.S. Department of Energy (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2018 and 2017.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2018 and 2017 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2018 and 2017, the Company had $40,341 and $85,173 of raw materials, $12,191 and $9,211 of in-process inventory and $652 and $7,223 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2018 and 2017, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense were $39,580 and $41,340 for the years ended December 31, 2018 and 2017, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2018 and 2017.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $21,508 and $19,449 for the years ended December 31, 2018 and 2017, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $17,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2018 or 2017.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $318,359 and $467,524 for the years ended December 31, 2018 and 2017, respectively. The Company accounts for proceeds received from government fundings for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $64,894 and $150,912 for the years ended December 31, 2018 and 2017, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ deficit.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606), commencing from the period under this report. The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at December 31, 2018 and 2017, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the years ended December 31, 2018 and 2017, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $50,000 and $1,344 for the years ended December 31, 2018 and 2017, respectively.

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

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five-year extensions.

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

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2018 and 2017. The Company has not incurred any warranty expense in either 2018 or 2017.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following assumptions for options granted during the years ended December 31, 2018 and 2017. There were no grants in 2018.

	Years Ended December 31,
	2018	2017
Dividend rate	-	0%
Risk free interest rate	-	2.34%
Expected term	-	10 years
Expected volatility	-	244%

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for each of the years ended December 31, 2018 and 2017, respectively.

Non-employee stock-based compensation - The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 Equity-Based Payments to Non-Employees . Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of December 31, 2018:

	Fair Value at December 31,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$1,280,188	$-	$-	$1,280,188

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Balance, beginning of year	$243,501	$-
Additions	1,292,460	1,043,283
Extinguished derivative liability	(578,156)	(934,071)
Change in fair value of derivative liabilities	322,383	134,289
	$1,280,188	$243,501

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2015 through 2018 tax years remain open and subject to examination by the Internal Revenue Service.

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 109,663,487 and 62,748,350 were excluded from the computation of diluted earnings per share for the years ended December 31, 2018 and 2017, respectively, because their effect is anti-dilutive.

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

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
Furniture and fixtures	$20,966	$20,966
Computer equipment and software	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	308,949	318,649
Leasehold improvements	14,808	9,708
Property and equipment, gross	459,217	463,817
Less accumulated depreciation	401,797	371,917
Property and equipment, net	$57,420	$91,900

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2018	2017
Accrued expenses, other	$611,070	$254,123
Accrued warranty costs	91,531	91,531
	$702,601	$345,654

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $56,760 and $56,760 for the years ended December 31, 2018 and 2017, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2018 and 2017 of $1,772,623 and $1,631,147, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended December 31, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of November 16, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period, from the date of issuance and 480,000 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company will issue 20,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.01 and a ten year exercise period.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $159,842 and $88,441 for the years December 31, 2018 and 2017, respectively. Accrued interest on the Note was $261,901 and $102,059 at December 31, 2018 and 2017, respectively.

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

Note 7. Equity Transactions

Preferred Stock

At December 31, 2018 and 2017, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2,000,000 of the shares of preferred stock has been designated as Class A Preferred Stock. The Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company.

10,000 of the shares of preferred stock has been designated as Class B Preferred Stock. The Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company. The Class B Stock includes the right to vote in an amount equal to 51% of the votes to approve certain corporate actions, including, without limitation, changing the name of the Company and increasing the number of authorized shares.

On November 1, 2018, Dais Analytic Corporation (the “Company”) issued ten (10) shares of Class B Redeemable Preferred Stock par value $0.01 per share (“Class B Stock”) having a stated value of $1.50 per share to Timothy N. Tangredi, the Company’s Chief Executive Officer, in exchange for $15, pursuant to approval of the Board of Directors of the Company.

Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Class A or Class B Preferred Stock unless, prior thereto, the holders of shares of Class A or Class B Preferred Stock shall have received $1.50 per share (the “Stated Amount”). The Class A and Class Preferred Stock shall rank, with respect to the payment of liquidation, dividends and the distribution of assets, senior to the Company’s Common Stock.

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

The shares of the Class B Preferred Stock shall be automatically redeemed by the Company at $0.01 per share on the date that Tim N. Tangredi ceases, for any reason, to serve as an officer, director or consultant of the Company.

Common Stock

At December 31, 2018 and 2017, the Company’s Board of Directors has authorized 240,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2018 Transactions:

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 20,000 shares of common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

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

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

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

On June 20, 2018, the Company issued 148,750 shares of common stock, valued at $8,925, as further incentive to an outside investor to issue a convertible note with a face amount of $89,250. (See Note 8. – Convertible Notes Payable).

On July 11, 2018, the Company issued 200,000 shares of common stock, valued at $14,000, as further incentive to an outside investor to issue a convertible note with a face amount of $100,000. (See Note 8. – Convertible Notes Payable).

On July 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 22, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $1,200. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On October 1, 2018, the Company issued 200,000 shares of common stock, valued at $6,000, as further incentive to an outside investor to continue to issue convertible notes.

On October 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 16, 2018. The Company is further obligated to issue 20,000 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On December 1, 2018, the Company issued 662,500 shares of common stock, valued at $19,875, as further incentive to an outside investor to issue two convertible notes with a face amount of $210,000. (See Note 7. – Convertible Notes Payable).

2017 Transactions:

During the year ended December 31, 2017, the Company entered into a series of amendments to the Loan and Security Agreement entered into with a related party. (See Note 6, Related Party Transaction for further discussion). Under the terms of those amendments the Company issued an aggregate of 480,000 shares of common stock valued at $17,200, of which $15,400 was recorded against debt due to related party.

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

Note 8. Convertible Notes Payable

The Company’s convertible promissory notes at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Convertible notes payable, bearing interest at 8%	$1,284,250	$100,000
Unamortized debt discount	(440,315)	(91,667)
Unamortized deferred debt issuance cost	(34,738)	(4,545)
Total	809,197	3,788
Current portion	$809,197	$3,788

2018 Transactions

February 2018 Notes

On February 7, 2018, the Company issued two convertible notes (the “February 2018 Notes”), each in the principal amount of $87,500. The two February 2018 Notes contained substantially the same terms. The February 2018 Notes and accrued interest were convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bore interest at 8% per year and matured on February 7, 2019. The February 2018 Notes contained original issue discount aggregating $17,500 which has been amortized over the life of the February 2018 Notes. The Company has also incurred aggregate legal costs of $7,500 related to the notes. These costs have also been amortized over the life of the February 2018 Notes. The Company received cash proceeds of $150,000 from the February 2018 Notes.

These February 2018 Notes were redeemed during the third quarter of 2018. As a result of the extinguishment of the debt and the related derivative liabilities, we recorded a gain of $154,047.

March 2018 Note

On March 12, 2018, the Company issued a convertible note, in the principal amount of $100,000 (the “March 2018 Note”). The March 2018 Note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The March 2018 Note provides for an interest payment of 10% of the principal amount of the March 2018 Note, payable before or upon maturity. The March 2018 Note matured six months from the effective date of March 12, 2018. The March 2018 Note contains original issue discount of $20,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the March 2018 Note. These costs have also been amortized over the life of the March 2018 Note. The Company received cash proceeds of $100,000 from the March 2018 Note.

On September 18, 2018, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 were repaid to extend the maturity date of the March 2018 Note to March 18, 2019. We incurred additional original issue discount of $20,000, 10% interest and legal costs of $6,000 as a result of the extension. These costs are being amortized over the life of the March 2018 Note.

April 2018 Notes

On April 4, 2018, the Company issued a convertible note, in the principal amount of $75,000. This note and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provided for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matured six months from the effective date of April 4, 2018. The note contained original issue discount of $15,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $75,000. The note, interest and costs were paid at maturity.

On April 30, 2018, the Company issued a convertible note, in the principal amount of $150,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $30,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $150,000. At maturity, the amount of the original issue discount of $30,000, 10% interest and legal costs of $9,000 was paid to extend the maturity date of the note to January 31, 2019. We incurred additional original issue discount of $15,000, 5% interest and legal costs of $4,500 as a result of the extension, payable at maturity. These costs are being amortized over the life of the new note.

June 2018 Notes

On June 1, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provided for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matured six months from the effective date of June 1, 2018. This note contained original issue discount of $10,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $50,000. In March 2019, the maturity date of the note was extended to August 15, 2019, effective as of the original maturity date. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 6, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 6, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have been amortized over the life of this note. The Company received cash proceeds of $100,000. In March 2019, the maturity date of the note was extended to August 15, 2019, effective as of the original maturity date. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 7, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 7, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000. At maturity, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 was paid and a new note issued to extend the maturity date of the note to September 4, 2019. We incurred additional original issue discount of $3,000 (face amount of the new note is $103,000) and the new note bears interest at 10% per year. The $3,000 addition to the note is being amortized over the life of the new note.

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

On August 28, 2018, the Company entered an agreement for a short-term loan, with a principal amount of $59,132. The agreement provides for an interest payment of 8% of the principal amount of the note, payable before or upon maturity. The note matures twelve business days from the effective date of August 28, 2018. The Company received cash proceeds of $59,132. The note was repaid on September 21, 2018.

September 2018 Notes

On September 17, 2018, the Company issued a convertible note (the “September 2018 Note”), in the principal amount of $131,250. The September 2018 Note and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The September 2018 Note bears interest at 8% per year and matures on September 12, 2019. The Company has also incurred aggregate finance costs of $13,125 and legal costs of $6,250 related to the September 2018 Note. These costs are also being amortized over the life of the September 2018 Note. The Company received cash proceeds of $125,000.

On September 18, 2018, the Company issued a convertible note, in the principal amount of $100,000, to replace a note issued in March 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of September 18, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note.

October 2018 Notes

On October 5, 2018, the Company issued a convertible note (the “October 2018 Note”), in the principal amount of $135,000. The October 2018 Notes and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on September 28, 2019. The October 2018 Note contained original issue discount aggregating $10,000 which is being amortized over the life of the October 2018 Note. The Company received cash proceeds of $125,000.

On October 31, 2018, the Company issued a convertible note, in the principal amount of $150,000, to replace a note issued in April 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 5% of the principal amount of the note, payable before or upon maturity. This note matures January 31, 2019. This note contains original issue discount of $15,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $4,500 related to the note. These costs are also being amortized over the life of this note.

November 2018 Notes

On November 7, 2018, the Company issued a convertible note (the “November 2018 Note”), in the principal amount of $78,750. The November 2018 Note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The November 2018 Note bears interest at 8% per year and matures on November 7, 2019. The Company has also incurred aggregate finance costs of $6,750 and legal costs of $3,750 related to the November 2018 Note. These costs are also being amortized over the life of the November 2018 Note. The Company received cash proceeds of $75,000.

On November 29, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of November 29, 2018. This note contains original issue discount of $10,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $50,000.

December 2018 Note

On December 4, 2018, the Company issued a convertible note, in the principal amount of $103,000, to replace a note issued in June 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.15 per share. This note provides for interest at 10% per year and matures on September 4, 2019. This note contains original issue discount of $3,000, payable at maturity, which is being amortized over the life of this note.

On December 7, 2018, the Company issued a convertible note (the “December 2018 Note”), with a face amount of $100,000. This note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. This note bears interest at 10% per year and matures on December 7, 2019. The Company has also incurred aggregate legal costs of $5,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $95,000.

During 2018, the Company amortized $343,882 of debt discount and $38,803 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $134,219 and $5,554, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2018, unamortized debt discount was $440,315 and unamortized debt issue costs were $34,738.

2017 Transactions

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

December 2018 Note

The Company identified embedded derivatives related to the conversion features of the December 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $142,108, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.68%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 259%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $100,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $42,109 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,414 for the year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $64,321 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $207,843 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 219%; and (4) an expected life of 11 months.

November 2018 Note

The Company identified embedded derivatives related to the conversion features of the November 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $113,398, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.74%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 268%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $78,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $34,648 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $1,930 for the year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $48,931 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $164,259 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.60%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 229%; and (4) an expected life of 10 months.

October 2018 Note

The Company identified embedded derivatives related to the conversion features of the October 2018 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $195,992, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.64%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 274%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $125,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $70,992 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $5,296 for the year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $78,573 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $279,861 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.60%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 232%; and (4) an expected life of 9 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $6,288 for the year ended December 30, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $64,052 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $264,757 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.60%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 217%; and (4) an expected life of 8.5 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $8,800 for the year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $31,881 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $193,495 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.56%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 213%; and (4) an expected life of 6 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $6,659 for the year ended December 31, 2018, respectively, and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $5,036, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $169,973 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.56%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 226%; and (4) an expected life of 5 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $12,833 year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded income of $342, respectively, related to the change in the fair value of the derivative. The fair value of the embedded derivative was $296,210 at the time of the redemption of the underlying debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 238%; and (4) an expected life of 5.25 months. This amount has been credited to gain on extinguishment upon redemption.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $8,514 for the year ended December 31, 2018 and were charged to interest expense.

During the year ended December 31, 2018, the Company recorded expense of $29,931 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $281,946 at the time of the redemption of the underlying debt, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 270%; and (4) an expected life of 7.5 months. This amount has been credited to gain on extinguishment upon redemption.

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

There were no stock options issued to consultants during the year ended December 31, 2018 and 2017.

The following summarizes the information relating to outstanding stock options activity during 2018 and 2017:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	18,842,558	$0.25	5.06	$-
Granted	10,150,000	0.04
Forfeited or expired	(2,100,000)	0.14
Outstanding at December 31, 2017	26,892,558	0.17	6.42	$-
Granted	-	-
Forfeited or expired	(2,000,000)	0.16
Outstanding at December 31, 2018	24,892,558	$0.17	5.5	$-
Exercisable at December 31, 2018	24,892,558	$0.17	5.5	$-

Stock compensation expense related to options was $0 and $332,966 for the years ended December 31, 2018 and 2017, respectively. The weighted average fair value of options granted at market during 2017 was $0.04 per option. The Company calculated the fair value of the 2017 options using the Black Scholes model with the following assumptions: (1) risk free rate of 2.24%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 185%; and (4) an expected life of 10 years. The exercise price is $0.04 for the options granted in 2017. As of December 31, 2018, there was no of unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At December 31, 2018, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2016	5,585,358	1.01	$0.34
Granted	26,250,000		0.01
Forfeited or expired	(4,375,000)		-
Warrants at December 31, 2017	27,460,358	9.29	$0.03
Granted	-		-
Forfeited or expired	(1,210,358)		0.48
Warrants at December 31, 2018	26,250,000	8.70	$0.01

Note 11. Deferred Revenue

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “License and Supply Agreement”), effective December 21, 2017. Pursuant to the License and Supply Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the License and Supply Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the License and Supply Agreement. Also pursuant to the License and Supply Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The License and Supply Agreement has a ten-year term with mutually agreed upon five-year extensions.

The Company recognized license revenue of $50,000 and $1,344 for the years ended December 31, 2018, respectively. Deferred revenue for the agreement was $448,656 and $498,656 at December 31, 2018 and 2017, respectively. The Company recognized royalty revenue of $0 for the years ended December 31, 2018 and 2017.

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

The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred as a result of the conversion. Further, at any time any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company's common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2018 and 2017. No amounts have been converted under this agreement to date.

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

As a result of the above, we terminated the Soex Distribution Agreement. As provided in Section 14(e) of the Soex Distribution Agreement, the Company has the right to enforce any obligation due to us by Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

The Soex Litigation was moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). On September 19, 2018, a pre-trial conference was held in Tampa finding a trial date set for October 22, 2018. The trial for the original case was held between October 22 and 24, 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims.

On October 24, 2018, the Company initiated a third law suit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company. The Company will seek maximum relief and damages for this on-gong and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead in a judgment in favor of the Company.

Note 13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, was enacted. The Act, among other items, reduces the current federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018 and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued based upon the tax rate reduction from 35% to 21%. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by $4,126,000 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The Company had, subject to limitation, approximately $29,800,000 of net operating loss carryforwards at December 31, 2018, which will expire at various dates beginning in 2019 through 2037. In addition, the Company has research and development tax credits of approximately $333,000 at December 31, 2018 available to offset future taxable income, which will expire from 2030 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $600,000 and $671,000 for the years ended December 31, 2018 and 2017, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2018	2017
Deferred revenue	$114,000	$126,000
Depreciation	6,000	6,000
Accrued compensation	477,000	432,000
Research and development credit	333,000	308,000
Accrued warranty and interest expense	86,000	46,000
Net operating loss carryforward	7,551,000	7,049,000
Valuation allowance	(8,567,000)	(7,967,000)
	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2018	2017
Federal statutory income tax rate	(21.0)%	(35.0)%
State income taxes, net of federal benefit	(4.3)	(4.0)
Permanent differences	6.3	10.4
Change in valuation allowance	19.0	28.6
Provision for income taxes	0.0%	0.0%

As of December 31, 2018, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2018 and prior years. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Income Tax returns remain open by statue, generally for the years 2015 through 2018.

Note 14. Subsequent Events

No material events have occurred after December 31, 2018 that requires recognition or disclosure in the financial statements except as follows:

On January 28, 2019, the Company entered into a Seventeenth Amendment of the Loan and Security Agreement with a related party (described in Note 6), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 8, 2019. In consideration of the extension of maturity date, the Company will issue 20,000 shares of common stock.

On February 20, 2019, the Company issued convertible notes, with a face amount of $155,000. The notes contain substantially the same terms. The notes and related accrued interest are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The notes bear interest at 8% per year and mature on February 20, 2020. The notes contain original issue discount aggregating $12,500 which is being amortized over the life of the notes. costs are also being amortized over the life of the notes. The Company received cash proceeds of $142,500.

On February 21, 2019, Dais Analytic Corporation Inc. (the “Company”) filed a Certificate of Amendment to its Certificate of Incorporation (the “Charter Amendment”) changing the Company’s name to Dais Corporation (the “Name Change”). On February 26, 2019, the Company received notice from Financial Industry Regulatory Authority (“FINRA”) that the Name Change had been approved and would take effect at the opening of trading on February 27, 2019.

On February 21, 2019 the Company amended its Certificate of Incorporation to authorize the issuance of a total number of shares to be 350,000,000, consisting of 340,000,000 shares of common stock, having a par value of $0.01 per share, and 10,000,000 shares of preferred stock, having a par value of $0.01 per share.

On March 18, 2019, the Company signed a letter to extend the maturity date to August 15, 2019 of two convertible notes. In exchange the company would pay a minimum of $1,000 per month against the total sum owed and 1 Million shares of common stock each month until the notes are paid in full.

On March 18, 2019, the Company signed a letter to extend the maturity date to August 15, 2019 of convertible notes dated June 6, 2018, August 13, 2018 and October 31, 2018. In exchange the company would pay a minimum of $1,000 per month against the total sum owed and 1 Million shares of common stock each month until the notes are paid in full.

During February 7, 2019 to March 20, 2019 there were 8,853,398 common shares issued as part of conversion shares in accordance with terms of a $100,000 convertible redeemable note that was due in December 2018.

On March 14, 2019, the Company received a written consent in lieu of a meeting in accordance with the New York Business Corporations Act by the holders of 51% of the voting power of the Common Stock authorizing approval of increasing the number of shares of Common Stock the Company is authorized to issue from 340,000,000 to 1,100,000,000.

