Form 10-Q
period 2019-03-31
DAIS Corp
filed 2019-05-20
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

There were 186,303,494 shares of the Registrant's $0.01 par value common stock outstanding as of May 20, 2019.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,779	29,300
Accounts receivable, net	77,679	34,043
Other receivables	22,909	14,348
Inventory	146,457	53,184
Prepaid expenses	67,427	48,654
Total Current Assets	371,251	179,529
Property and equipment, net, including accumulated depreciation of $411,663 and $401,797 at March 31, 2019 and December 31, 2018, respectively	47,554	57,420

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net, including accumulated amortization of $294,928 and $288,423 at March 31, 2019 and December 31, 2018, respectively	146,934	150,842
Total Other Assets	151,714	155,622
TOTAL ASSETS	$570,519	$392,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $181,288 and $165,076 at March 31, 2019 and December 31, 2018, respectively	$764,451	$632,574
Accrued expenses, other, including interest due to related party of $303,356 and $261,901 at March 31, 2019 and December 31, 2018, respectively	823,503	702,601
Accrued compensation and related benefits	1,935,138	1,909,936
Customer deposits	126,044	78,816
Note payable to related party	1,401,000	1,332,000
Current portion of deferred revenue	436,156	448,656
Derivative liabilities	1,371,467	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	963,760	809,197
Total Current Liabilities	7,821,519	7,193,968

Total Liabilities	7,821,519	7,193,968

STOCKHOLDERS' DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 158,673,293 and 149,819,895 shares issued; and 157,416,080 and 148,562,682 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,586,734	1,498,200
Capital in excess of par value	43,325,025	43,299,705
Accumulated deficit	(50,700,647)	(50,137,190)
	(5,788,888)	(5,339,285)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(7,251,000)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$570,519	$392,571

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

REVENUE
Sales	$369,840	$240,674
Royalty and license fees	12,500	12,500
Total revenue	382,340	253,174

COST OF GOODS SOLD	173,858	172,172

GROSS MARGIN	208,482	81,002

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, respectively	51,769	75,463
Selling, general and administrative expenses	359,835	378,015
Total operating expenses	411,604	453,478

LOSS FROM OPERATIONS	(203,122)	(372,476)

OTHER INCOME (EXPENSE)
Interest expense	(440,314)	(227,359)
Change in fair value of derivative liabilities	71,906	(108,574)
Gain on extinguishment of debt	8,073	-
Total other income (expense), net	(360,335)	(335,933)

NET LOSS	$(563,457)	$(708,409)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	151,542,553	139,351,432

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2018	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	8,853,398	88,534	-	-	-	88,534
Warrants issued for finance cost	-	-	25,320	-	-	25,320
Net loss	-		-	(563,457)	-	(563,457)
Balance at March 31, 2019 (unaudited)	158,673,293	1,586,734	43,325,025	$(50,700,647)	$(1,462,112)	$(7,251,000)

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,409)	-	(708,409)
Balance at March 31, 2018 (unaudited)	140,608,645	$1,406,087	$43,003,003	$(47,820,838)	$(1,462,112)	$(4,873,860)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(563,457)	$(708,409)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	14,101	2,614
Depreciation and amortization	16,370	10,242
Change in fair value of derivative liability	(71,906)	108,574
Non-cash interest expenses	121,552	117,951
Amortization of debt discount	169,700	57,084
Gain on extinguishment of debt	(8,073)	-
Increase (decrease) in allowance for doubtful accounts	-	-
(Increase) decrease in:
Accounts receivable	(43,636)	1,487
Inventory	(93,273)	21,172
Other receivables	(8,561)	(5,843)
Prepaid expenses/Other current assets	(18,773)	(24,563)
Increase (decrease) in:
Accounts payable	131,877	121,883
Accrued expenses	137,926	91,938
Customer Deposits	47,228	(102,098)
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(181,425)	(320,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(2,596)	(8,292)
Net cash used in investing activities	(2,596)	(8,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	69,000	-
Proceeds from note payable	142,500	250,000
Net cash provided by financing activities	211,500	250,000

Net increase (decrease) in cash and cash equivalents	27,479	(78,760)

Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$56,779	$43,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,287	$1,287
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes and accrued interest	$88,534	$-
Notes and accrued interest converted to common stock	$31,822	$-
Debt costs deducted from proceeds of notes	$12,500	$7,500
Issuance of warrants for debt modification	$7,487	$-
Initial derivative liability at issuance of note	$213,517	$292,951
Initial debt discount at issuance of note	$142,500	$175,000

See accompanying Notes to Unaudited Condensed Financial Statements.

Note 1. Background Information

Dais Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product, ConsERVTM is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM , a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process waste water (petrochemical, steel, etc.) sea, brackish, or waste water. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the aforementioned applications and is in various stages of deployment with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2019. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2019.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2019, the Company generated a net loss of $563,457 and the Company has incurred significant losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $50,700,647, a stockholders’ deficit of $7,251,000 and cash and cash equivalents of $56,779. The Company used $181,425 and $320,468 of cash from operations during the three months ended March 31, 2019 and 2018, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2019 and 2018, (b) the financial position at March 31, 2019 and December 31, 2018, and (c) the cash flows for the three month periods ended March 31, 2019 and 2018 have been made.

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

Fair Value of Financial Instruments – The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2019 and December 31, 2018 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2019 and December 31, 2018, the Company had $58,114 and $40,341 of raw materials, $8,258 and $12,191 of in-process inventory, and $14,063 and $652 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2019 and December 31, 2018.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $9,866 and $9,865 for the three months ended March 31, 2019 and 2018, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $6,504 and $377 for the three months ended March 31, 2019 and 2018, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $17,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $74,687 and $84,129 for the three months ended March 31, 2019 and 2018, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2019 and December 31, 2018, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2019 and 2018, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended March 31, 2019 and 2018, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of March 31, 2019:

	Fair Value at March 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,371,467	$-	$-	$1,371,467

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2019:

Balance at beginning of period	$1,280,188
Additions to derivative instruments	238,732
Extinguished derivative liability	(75,547)
Gain on change in fair value of derivative liability	(71,906)
Balance at end of period	$1,371,467

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 478,309,011 and 76,692,403 were excluded from the computation of diluted earnings per share for the three ended March 31, 2019 and 2018, respectively, because their effect is anti-dilutive.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued expenses, other	$190,989	$174,489
Accrued interest	540,983	436,581
Accrued warranty costs	91,531	91,531
	$823,503	$702,601

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended March 31, 2019 and 2018, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2019 and December 31, 2018 of $1,799,792 and $1,772,623, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended March 31, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,401,000 with an extended maturity date of April 8, 2019. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 28,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period, from the date of issuance and 480,000 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company issued a warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.01 and a ten year exercise period. The Company calculated the relative fair value of the warrant as $25,320, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 244%; and (4) an expected life of 10 years. The fair value of the warrant was charged to expense as finance cost. The note was further extended to May 30, 2019.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $41,455 and $39,413 for the three month periods ended March 31, 2019 and 2018, respectively. Accrued interest on the Note was $303,356 and $261,901 at March 31, 2019 and December 31, 2018, respectively.

Note 6. Equity Transactions

Preferred Stock

At March 31, 2019 and December 31, 2018, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

On November 1, 2018, the Company issued ten shares of Class B Redeemable Preferred Stock par value $0.01 per share (“Class B Stock”) having a stated value of $1.50 per share to Timothy N. Tangredi, the Company’s Chief Executive Officer, in exchange for $15, pursuant to approval of the Board of Directors of the Company.

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

Common Stock

At March 31, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

During the three months ended March 31, 2019, the Company issued 8,853,398 shares of common stock upon the conversion of $30,000 principal amount of notes and related accrued interest of $1,822.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8%-10%	$1,409,250	$1,284,250
Unamortized debt discount	(415,365)	(440,315)
Unamortized deferred debt issuance cost	(30,125)	(34,738)
Total	$963,760	$809,197
Current portion	963,760	809,197

February 2019 Note

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2019. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 1,000,000 shares of common stock with a value of $10,000 in connection with the note. The shares (which have not been issued at March 31, 2019) have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

2018 Notes

The company entered into various convertible notes during 2018, aggregating $1,254,250. The notes all mature during 2019. During the three months ended March 31, 2019, three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue one million shares of common stock for each month that the notes are outstanding, commencing in April 2019.

During the three months ended March 31, 2019, the Company amortized $169,699 of debt discount and $14,102 of debt issue costs to interest expense.

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

February 2019 Note

The Company identified embedded derivatives related to the conversion features of the February 2019 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $213,517, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 240%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $142,500 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $71,017 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $2,600 for the three months ended March 31, 2019 and were charged to interest expense.

During the three months ended March 31, 2019, the Company recorded expense of $83,007 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $299,123 at March 31, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.4%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 245%; and (4) an expected life of 11 months.

2018 Notes

The Company identified embedded derivatives related to the conversion features of the various 2018 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $22,615 for the three months ended March 31, 2019 and were charged to interest expense.

During the three months ended March 31, 2019, the Company recorded income of $154,913 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $1,072,344 at March 31, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.41% - 2.44%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 248% - 298%; and (4) an expected life of 2 – 8 months.

During the three months ended March 31, 2019, the Company issued 8,853,398 shares of common stock upon the conversion of $30,000 principal amount of notes and related accrued interest of $1,822. As a result of the conversions, derivative liability in the amount of $75,547 was extinguished.

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

The Company recognized license revenue of $12,500 for each of the three month periods ended March 31, 2019 and 2018. Deferred revenue for the agreement was $436,156 and $448,656 at March 31, 2019 and December 31, 2018, respectively.

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

Note 11. Subsequent Event

No material events have occurred after March 31, 2019 that requires recognition or disclosure in the financial statements except as follows:

The Company identified embedded derivatives related to the conversion features of the various 2018 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

After the three months ended March 31, 2019, the Company issued 27,887,414 shares of common stock upon the conversion of $48,040 principal amount of notes and related accrued interest of $3,375. As a result of the conversions, derivative liability in the amount of $51,415 was extinguished

On April 16, 2019, the Company entered into a Eighteenth Amendment of the Loan and Security Agreement with a related party (described in Note 5), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 30, 2019. As consideration for the modification of the Maturity Date the Company issued to the related party a warrant to purchase 20,000,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Unless otherwise indicated or the context requires otherwise, the words “we”, “us”, “our”, the “Company” or “our Company” refer to Dais Corporation, a New York corporation, and its subsidiaries.

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

In addition, during 2018 and in the Quarter ending March 31, 2019, Dais sold Aqualyte to multiple customers for use in ventilation and HVAC uses. These sales are expected to continue in 2019.

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

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. The Company is working diligently to re-set ConsERV sales in the effected North American market with initiatives aimed at the architect/engineer specified sales channels as well as establishing relationships with key regional sales channels. It is believed revenues will begin to grow from this intense effort throughout 2018 and 2019.

In 2018, the Company began selling its ConsERV cores and systems directly to representatives across North America. The Company negotiated exclusive arrangements with representatives in multiple regions across the US. We also continued discussions with several companies in the European Union interested in buying and distributing ConsERV cores and systems.

In December 2017 July 2017, we signed a 7-year, an exclusive e agreement with the Menred Group, China, to provide our Aqualyte moisture transfer nanomaterial for us in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement is projected to yield increased sales in 2019 and beyond.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat. The Company introduced an updated line of ConsERV products in January 2019 marketed at VitalityTM, PurityTM and ClarityTM. The supply chain and sales representatives are being finalized and sales from these products is expected to generate revenue during 2019.

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

In the quarter ending September 30, 2018, the Company (September 2018) announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. The new product is anticipated to have a significant revenue impact for Dais, projected to be $73 million or more annually when successfully field tested and fully deployed. Revenues for Dais could begin as early as the last quarter of 2019. The product is an innovative PolyCool™ condensing unit being incorporated into a commercial Haier cooling line that is planned to be deployed into Haier’s Greater China sales and distribution channels. The product is moving into field testing with deployment into Haier’s sales channels throughout Greater China.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2019	2018
REVENUE
Sales	$369,840	$240,674
Royalty and license fees	12,500	12,500
Total revenue	382,340	253,174

COST OF GOODS SOLD	173,858	172,172

GROSS MARGIN	208,482	81,002

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, respectively	51,769	75.463
Selling, general and administrative expenses	359,835	378,015
Total operating expenses	411,604	453,478

LOSS FROM OPERATIONS	(203,122)	(372,476)

OTHER INCOME (EXPENSE)
Interest expense	(440,314)	(227,359)
Change in fair value of derivative liabilities	71,906	(108,574)
Gain on extinguishment of debt	8,073	-
Total other income (expense), net	(360,335)	(335,933)

NET LOSS	$(563,457)	$(708,409)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	151,542,553	139,351,432

Revenue

We generate our revenues primarily from the sale of our ConsERV cores, Aqualyte membrane and NanoClear evaporators. Product sales were $369,840 and $240,674 for the three months ended March 31, 2019 and 2018, respectively, an increase of $129,166 or 53.7%. The increase in product sales resulted from additional deliveries of ConsERV cores, Aqualyte membrane. We are focusing on creating sustainable revenues with the expectation that this will allow for continued growth in 2019.

Revenues from royalty and license fees remained at $12,500 for the three months ended March 31, 2019 and 2018.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and NanoClear evaporators and Aqualyte membrane. Cost of goods sold were $173,858 and $172,172 for the three months ended March 31, 2019 and 2018, respectively, an [decrease/increase] of $1,686 or 1%. This reflects the incremental increase in cost of manufacturing the increased sales volume.

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

Gross margin

Gross margin from the sales of products was $208,482 and $81,002 representing 54% and 28% for the three months ended March 31, 2019 and 2018. The gross margin increase resulted from focused efforts to reduce manufacturing costs as well as a one-time inventory adjustment.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $74,687 and $84,129 for the three months ended March 31, 2019 and 2018, a decrease of $9,442 or 11.2%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, an increase of $14,252 or 164%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovative Research Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $359,835 and $378,015 for the three months ended March 31, 2019 and 2018, a decrease of $18,180 or 5%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the three months ended March 31, 2019 compared to the same period in 2018 is due to managing discretionary expenses including travel and other costs.

Other Income (Expense)

Other expenses were $360,335 and $335,933 for the three months ended March 31, 2019 and 2018, respectively, an increase of $24,402 or 7.2%. The increase in other expense is mainly due to larger interest expenses and a change in derivative liabilities.

Net Loss

Net loss for the three months ended March 31, 2019 was $563,457 compared to a net loss of $708,409 for the three months ended March 31, 2018. The lower loss in the three months ended March 31, 2019 was the result of increased sales and higher gross margins that was achieved during 2019.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2019, we generated a net loss of $563,457 and have incurred significant losses since inception. As of March 31, 2019, we had an accumulated deficit of $50,700,647, a stockholders’ deficit of $7,251,000 and cash and cash equivalents of $56,779. We used $181,425 and $320,468 of cash from operations during the three months ended March 31, 2019 and 2018, respectively, which was funded primarily by proceeds from note payables and gross margin. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our ability to obtain additional sources of cash flow from operations and investments, given the growth in 2018 in manufacturing and sales of products both in ConsERV and Aqualyte is sufficient to fund our working capital requirements for the next year. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

The Company entered into a Loan and Security Agreement in June 2016 pursuant to which the Company issued a Senior Secured Promissory Note that grants the Holder a secured interest in the assets of the Company.

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2019 were $56,779 compared to $43,276 as of December 31, 2018. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $181,425 for the three months ended March 31, 2019 compared to $320,468 for the same period in 2018. The decrease in net cash used was primarily due to lower operating loss, change in customer deposit and an increase in amortization of debt discount.

Net cash used in investing activities was $2,596 for the three months ended March 31, 2019 compared to $8,292 for the same period in 2018, driven by a decrease in patent costs.

Net cash provided by financing activities was $211,500 for the three months ended March 31, 2019 compared to $250,000 for the same period in 2018, resulting from loans from a related party and convertible notes.

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

During 2016 through the period ended March 31, 2018, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with an extended maturity date of April 10, 2018. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 26,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period and 480,000 shares of common stock.

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

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2019. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 1,000,000 shares of common stock with a value of $10,000 in connection with the note. The shares (which have not been issued at March 31, 2019) have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. The information required by this Item is incorporated herein by reference to Notes to Financial Statements––Note 10. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019 that were not previously reported in a Current Report on Form 8-K.[AH5]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: May 20, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

