Form 10-Q/A
period 2019-03-31
DAIS Corp
filed 2019-05-22
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Form 10-Q”) of Dais Corporation is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-Q, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on May 20, 2019 (the “Original Filing Date”).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

2

PART II

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: May 22, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

4