Form 10-Q
period 2019-06-30
DAIS Corp
filed 2019-08-19
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer”, “smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 369,494,532 shares of the Registrant's $0.01 par value common stock outstanding as of August 19, 2019.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,742	29,300
Accounts receivable, net	8,183	34,043
Other receivables	27,122	14,348
Inventory	111,630	53,184
Prepaid expenses	83,895	48,654
Total Current Assets	246,572	179,529
Property and equipment, net, including accumulated depreciation of $414,519 and $401,797 at June 30, 2019 and December 31, 2018, respectively	44,698	57,420

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net, including accumulated amortization of $300,732 and $288,423 at June 30, 2019 and December 31, 2018, respectively	142,480	150,842
Total Other Assets	147,260	155,622
TOTAL ASSETS	$438,530	$392,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $200,969 and $165,076 at June 30, 2019 and December 31, 2018, respectively	$838,865	$632,574
Accrued expenses, other, including interest due to related party of $346,257 and $261,901 at June 30, 2019 and December 31, 2018, respectively	911,484	702,601
Accrued compensation and related benefits	1,969,932	1,909,936
Customer deposits	128,880	78,816
Note payable to related party	1,501,000	1,332,000
Current portion of deferred revenue	423,656	448,656
Derivative liabilities	886,463	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	986,407	809,197
Total Current Liabilities	7,646,687	7,193,968

Total Liabilities	7,646,687	7,193,968

STOCKHOLDERS' DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 252,645,621 and 149,819,895 shares issued; and 251,388,408 and 148,562,682 shares outstanding at June30, 2019 and December 31, 2018, respectively	2,526,457	1,498,200
Capital in excess of par value	42,916,755	43,299,705
Accumulated deficit	(51,189,257)	(50,137,190)
	(5,746,045)	(5,339,285)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(7,208,157)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$438,530	$392,571

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE
Sales	$200,258	$295,604	$570,098	$536,278
Royalty and license fees	12,500	12,500	25,000	25,000
	212,758	308,104	595,098	561,278

COST OF GOODS SOLD	184,949	221,330	358,807	393,502

GROSS MARGIN	27,809	86,774	236,291	167,776

OPERATING EXPENSES
Research and development, net	64,066	64,749	115,835	140,212
Selling, general and administrative	310,313	712,405	670,148	1,090,420
TOTAL OPERATING EXPENSES	374,379	777,154	785,983	1,230,632

LOSS FROM OPERATIONS	(346,570)	(690,380)	(549,692)	(1,062,856)

OTHER INCOME (EXPENSE)
Interest expense	(396,531)	(262,353)	(836,845)	(489,712)
Change in fair value of derivative liabilities	209,015	86,967	280,921	(21,607)
Gain on extinguishment of debt	45,476	195,675	53,549	195,675

TOTAL OTHER INCOME (EXPENSE), NET	(142,040)	20,288	(502,375)	(315,646)

NET LOSS	$(488,610)	$(670,091)	$(1,052,067)	$(1,378,501)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	190,333,742	142,546,872	171,045,306	140,957,979

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2018	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	8,853,398	88,534	-	-	-	88,534
Warrants issued for finance cost	-	-	25,320	-	-	25,320
Net loss	-	-	-	(563,457)	-	(563,457)
Balance at March 31, 2019 (unaudited)	158,673,293	1,586,734	43,325,025	(50,700,647)	(1,462,112)	(7,251,000)
Shares issued upon conversion of debt	92,872,328	928,723	(549,114)	-	-	379,609
Shares issued for finance cost	1,100,000	11,000	(1,000)	-	-	10,000
Warrants issued for finance cost	-	-	141,844	-	-	141,844
Net loss	-		-	(488,610)	-	(488,610)
Balance at June 30, 2019 (unaudited)	252,645,621	2,526,457	42,916,755	$(51,189,257)	$(1,462,112)	$(7,208,157)

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,410)	-	(708,410)
Balance at March 31, 2018 (unaudited)	140,608,645	1,406,087	43,003,003	(47,820,839)	-	(4,873,861)
Shares issued for services	8,148,750	81,488	267,437	-	-	348,925
Net loss	-	-	-	(670,091)	-	(670,091)
Balance at June 30, 2018 (unaudited)	148,757,395	$1,487,575	$43,270,440	$(48,490,930)	$(1,462,112)	$(5,195,027)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,067)	$(1,378,501)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	26,824	5,971
Depreciation and amortization	25,031	32,033
Change in fair value of derivative liability	(280,921)	21,607
Non-cash interest expenses	286,887	196,797
Amortization of debt discount	327,885	125,756
Gain on extinguishment of debt	(53,549)	(195,675)
Stock compensation	-	300,000
(Increase) decrease in:
Accounts receivable	25,860	(51,498)
Inventory	(58,446)	38,432
Other receivables	(12,774)	774
Prepaid expenses/Other current assets	(35,241)	(69,063)
Deposits		300
Increase (decrease) in:
Accounts payable	206,291	130,232
Accrued expenses	281,725	271,328
Customer Deposits	50,064	(46,846)
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(287,431)	(643,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(3,947)	(30,740)
Net cash used in investing activities	(3,947)	(30,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	169,000	-
Proceeds from note payable	142,500	810,000
Repayment of note	(33,680)	(134,000)
Net cash provided by financing activities	277,820	676,000

Net increase (decrease) in cash and cash equivalents	(13,558)	1,907

Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$15,742	$123,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,111	$4,993
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes and accrued interest	$468,143	$-
Notes and accrued interest converted to common stock	$191,926	$-
Debt costs deducted from proceeds of notes	$12,500	$11,750
Issuance of shares for finance cost	$10,000	-
Issuance of warrants for debt modification	$167,164	$-
Initial derivative liability at issuance of note	$213,998	$372,969
Initial debt discount at issuance of note	$142,500	$273,175

See accompanying Notes to Unaudited Condensed Financial Statements.

Note 1. Background Information

Dais Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product, ConsERV TM is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClear TM , a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the aforementioned applications and is in various stages of deployment with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is located in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nanostructured based materials and some portion of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production and may briefly affect the Company’s operations.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2019. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2019.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2019, the Company generated a net loss of $1,052,067 and the Company has incurred significant losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $51,189,257, a stockholders’ deficit of $7,208,157 and cash and cash equivalents of $15,742. The Company used $287,431 and $643,353 of cash from operations during the six months ended June 30, 2019 and 2018, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.	The Company is holding discussions with investors, potential strategic partners, and investment banks to obtain debt and/or equity financing.

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended June 30, 2019 and 2018, (b) the financial position at June 30, 2019 and December 31, 2018, and (c) the cash flows for the six month periods ended June 30, 2019 and 2018 have been made.

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, fair value of stock-based compensation, fair value of derivative liabilities, valuation allowance on deferred taxes and the warranty reserve.

Cash and cash equivalents – For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments – The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2019 and December 31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2019 and December 31, 2018, the Company had $101,154 and $40,341 of raw materials, $5,031 and $12,191 of in-process inventory, and $5,443 and $652 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2019 and December 31, 2018.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,856 and $9,865 for the three months ended June 30, 2019 and 2018, respectively, and $12,722 and $19,731 for the six months ended June 30, 2019 and 2018, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $5,805 and $11,925 for the three months ended June 30, 2019 and 2018, respectively and $12,309 and $12,302 for the six months ended June 30, 2019 and 2018, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $22,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $39,957 and $81,098 for the three months ended June 30, 2019 and 2018, respectively and $114,644 and $165,227 for the six months ended June 30, 2019 and 2018, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $(24,109) and $16,349 for the three months ended June 30, 2019 and 2018, respectively and $(1,191) and $25,015 for the six months ended June 30, 2019 and 2018, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein with the exception of the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2019 and December 31, 2018, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and six months ended June 30, 2019 and 2018, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended June 30, 2019 and 2018, respectively and $25,000 and $25,000 for the three months ended June 30, 2019 and 2018, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2019:

	Fair Value at June 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$886,463	$-	$-	$886,463

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2019:

Balance at beginning of period	$1,280,188
Additions to derivative instruments	262,223
Extinguished derivative liability	(375,027)
Gain on change in fair value of derivative liability	(280,921)
Balance at end of period	$886,463

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 797,100,504 and 60,878,439 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively, because their effect is anti-dilutive.

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued expenses, other	$208,278	$174,489
Accrued interest	611,675	436,581
Accrued warranty costs	91,531	91,531
	$911,484	$702,601

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended June 30, 2019 and 2018, respectively and $24,396 and $24,396 for the six months ended June 30, 2019 and 2018, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2019 and December 31, 2018 of $1,835,627 and $1,772,623, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended June 30, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,501,000 with an extended maturity date of August 20, 2019. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 28,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period, from the date of issuance and 480,000 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company issued a warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.01 and a ten-year exercise period. The Company calculated the relative fair value of the warrant as $25,320, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 244%; and (4) an expected life of 10 years. The fair value of the warrant was charged to expense as finance cost. During the three months ended June 30, 2019 the maturity date was extended twice, to May 30, 2019 and then to August 20, 2019. The Company also received additional proceeds of $100,000. As consideration for the additional extensions of the maturity date and the additional proceeds, the Company issued warrants to purchase 40,000,000 shares of common stock with an exercise price of $0.01 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $141,844, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.46%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 246%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $42,901 and $39,851 for the three-month periods ended June 30, 2019 and 2018, respectively and $84,356 and $79,264 for the six-month periods ended June 30, 2019 and 2018, respectively. Accrued interest on the Note was $346,257 and $261,901 at June 30, 2019 and December 31, 2018, respectively.

Note 6. Equity Transactions

Preferred Stock

At June 30, 2019 and December 31, 2018, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At June 30, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

During the six months ended June 30, 2019, the Company issued 101,725,726 shares of common stock upon the conversion of $179,080 principal amount of notes and related accrued interest of $12,846.

During the six months ended June 30, 2019, the Company issued 1,100,000 shares of common stock, valued at $10,000, as a finance cost.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8%-10%	$1,226,490	$1,284,250
Unamortized debt discount	(224,344)	(440,315)
Unamortized deferred debt issuance cost	(15,739)	(34,738)
Total	$986,407	$809,197
Current portion	986,407	809,197

February 2019 Note

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2019. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 1,100,000 shares of common stock with a value of $10,000 in connection with the note. The shares have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

2018 Notes

The company entered into various convertible notes during 2018, aggregating $1,071,490 at June 30, 2019. The notes all mature during 2019. During the six months ended June 30, 2019, four notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue one million shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at June 30, 2019. We have accrued $27,300 as interest expense during the three months ended June 30, 2019 for the 9 million shares due for the extensions. The four notes are currently being renegotiated.

During the three months ended June 30, 2019, the Company amortized $158,186 of debt discount and $12,723 of debt issue costs to interest expense. During the six months ended June 30, 2019, the Company amortized $327,885 of debt discount and $26,825 of debt issue costs to interest expense.

During the three months ended June 30, 2018, the Company amortized $68,672 of debt discount and $3,357 of debt issue costs to interest expense. During the six months ended June 30, 2018, the Company amortized $125,756 of debt discount and $5,971 of debt issue costs to interest expense.

During the six months ended June 30, 2019, the Company issued 101,725,726 shares of common stock upon the conversion of $179,080 principal amount of notes and related accrued interest of $12,846. The Company also made a cash payment of $33,680 against principal.

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

February 2019 Note

The company entered into various convertible notes during 2018, aggregating $1,071,490 at June 30, 2019. The notes all mature during 2019. During the six months ended June 30, 2019, four notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue one million shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at June 30, 2019. We have accrued $27,300 as interest expense during the three months ended June 30, 2019 for the 9 million shares due for the extensions. The four notes are currently being renegotiated .

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $5,244 and $7,844 for the three and six months ended June 30, 2019, respectively, and were charged to interest expense.

During the three and six months ended June 30, 2019, the Company recorded income of $33,870 and expense of $49,137 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $270,498 at June 30, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 289%; and (4) an expected life of 8 months.

2018 Notes

The Company identified embedded derivatives related to the conversion features of the various 2018 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $18,247 and $40,862 for the three and six months ended June 30, 2019, respectively, and were charged to interest expense.

During the three and six months ended June 30, 2019, the Company recorded income of $175,145 and $330,058 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $615,965 at June 30, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.09% - 2.18%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 282% - 322%; and (4) an expected life of 1 – 5 months.

During the six months ended June 30, 2019, the Company issued 101,725,726 shares of common stock upon the conversion of $179,080 principal amount of notes and related accrued interest of $12,846 and made a cash principal payment of $33,680. As a result of the conversions and payment, derivative liability in the amount of $375,027 was extinguished.

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

The Company recognized license revenue of $12,500 for each of the three-month periods ended June 30, 2019 and 2018 and $25,000 for each of the six-month periods ended June 30, 2019 and 2018. Deferred revenue for the agreement was $423,656 and $448,656 at June 30, 2019 and December 31, 2018, respectively.

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

On October 24, 2018, the Company initiated a third lawsuit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company. The Company will seek maximum relief and damages for this on-going and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead in a judgment in favor of the Company.

Note 11. Subsequent Event

No material events have occurred after June 30, 2019 that requires recognition or disclosure in the financial statements except as follows:

Subsequent to June 30, 2019, the Company issued 116,848,911 shares of common stock upon the conversion of $48,674 principal amount of notes and related accrued interest of $2,866.

On July 3, 2019, the Company issued a convertible note with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on July 3, 2020. The Company incurred costs of $5,000 which are being amortized over the life of the note. The Company received cash proceeds of $95,000.

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

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterial called Aqualyte. The first commercial product is called ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and wastewater treatment industries.

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

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar molecules permeate readily through the thermoplastic material while oxygen and most chemicals show severely limited permeability. It is believed this selectivity depends on the size and chemical characteristics of the molecules. We call this specialized material Aqualyte.

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

The Company continues to develop next generation versions of our Aqualyte material by adding new features and improving the manufacturability of the nanomaterial. These and other improvements allow Aqualyte to serve a wider variety of uses in the ConsERV and NanoClear target markets. Aqualyte is the underlying technology for our family of products, including ConsERV, fixed-plate Energy Recovery Ventilators (ERVs), and NanoClear, a high-performance contaminated water cleaning process. Aqualyte represents the basis for a broad class of materials with unique features precisely managed by engineered processes. Features of the Aqualyte technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV and NanoClear that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement has already generated increasing quarterly revenue for Dais and should continue to expand with full rollout expected by the end of 2019. Dais projects this first agreement alone for refrigeration products should ultimately generate over $5 million in annual revenues. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

In addition, during 2018 and in the Quarter ending June 2019, Dais sold Aqualyte to multiple customers for use in ventilation and HVAC uses. These sales are continuing in 2019 and we expect this to continue into 2020 as well.

ConsERVTM

We continue widening sales channels for our ConsERV product, an HVAC energy conservation product which should save an average of 30% on HVAC ventilation air operating costs. These savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV separates incoming fresh ventilation air form outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream, thereby saving energy under many conditions,. For winter heating, the core typically recovers a portion of the heat and humidity in the exhaust air and transfers it into the incoming air to reduce hearing requirements.

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. The Company is working diligently to reset ConsERV sales in the affected North American market with initiatives aimed at the architect/engineer-specified sales channels as well as establishing relationships with key regional sales channels. It is believed revenues will grow from this intense effort throughout 2018 and 2019.

In 2018, the Company began selling its ConsERV cores and systems directly to representatives across North America. The Company negotiated exclusive arrangements with representatives in multiple regions across the US. A focus of market development efforts in 2019 is expansion of these sales relationships. We also continued discussions with several companies in the European Union and Southeast Asia (outside of China where the Company has a licensee - Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province) interested in buying and distributing ConsERV cores and systems.

In December 2017 July 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province , China, to provide our Aqualyte moisture transfer nanomaterial in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement is projected to yield increased sales in 2019 and beyond.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company introduced an updated line of ConsERV products in January 2019 marketed as VitalityTM, PurityTM and ClarityTM. Sales from these products are expected to generate revenue during 2019 and beyond.

NanoClearTM

We have commercially introduced the first NanoClear membrane evaporators for pilot testing, which remove quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed and operate a pilot plant installed at a local county wastewater treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. The evolving NanoClear product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams.

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

We received orders for delivery of our NanoClear industrial wastewater cleaning product for pilot evaluations in multiple industries throughout 2018 and thus far in 2019. The product’s core strength, supported by Company, customer, and third party generated information, is its ability to clean contaminated wastewater created by a variety of manufacturing processes. We delivered our largest commercial project to date in the quarter ending in June 2019, with NanoClear evaporator modules for installation in multiple cogeneration power plant test sites in China.

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

PolyCool systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of Aqualyte™ to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCool™ technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool™ in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less efficient dry cooling instead of evaporative cooling.

In the quarter ending September 30, 2018, the Company (September 2018) announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. Prototype testing continued in the second quarter of 2019; once complete, the product will move into field testing prior to deployment into Haier’s sales channels throughout Greater China. Once successful field testing complete, the new product is anticipated to have a significant revenue impact for Dais, projected to be $73 million or more annually. Revenues for Dais could begin as early as the second quarter of 2020. The product is an innovative PolyCool™ condensing unit being incorporated into a commercial Haier cooling line that is planned to be deployed into Haier’s Greater China sales and distribution channels.

Product Summary

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

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of nanomaterials and components for NanoClear industrial wastewater treatment, and ConsERV for heating, ventilating, and air-conditioning (HVAC). We expect these new orders to convert to increase in revenue later this year, as we address expansion in our supply chain to scale-up production of our proprietary products.

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended June 30, 2019
	2019	2018
REVENUE
Sales	$200,258	$295,604
Royalty and license fees	12,500	12,500
Total revenue	212,758	308,104

COST OF GOODS SOLD	184,949	221,330

GROSS MARGIN	27,809	86,774

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $10,489 and $16,349 for the three months ended June 30, 2019 and 2018, respectively	64,066	64,749
Selling, general and administrative expenses	310,313	712,405
Total operating expenses	374,379	777,154

LOSS FROM OPERATIONS	(346,570))	(690,380)

OTHER INCOME (EXPENSE)
Interest expense	(396,531))	(262,353)
Change in fair value of derivative liabilities	209,015	86,967
Gain on extinguishment of debt	45,476	195,675
Total other income (expense), net	(142,040))	20,288

NET LOSS	$(488,610))	$(670,091)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00))	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	190,333,742	142,546,872

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane and NanoClear™ evaporators. Product sales were $200,258 and $295,604 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $95,346 or 32.3%. The decrease in product sales resulted from less Aqualyte nanomaterial being sold with an increase in deliveries of ConsERV cores, We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2019 and beyond then allowing for expansion of revenues with other products such as NanoClear, PolyCool, etc.

Revenues from royalty and license fees remained at $12,500 for the three months ended June 30, 2019 and 2018.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores, NanoClear evaporators and Aqualyte membrane. Cost of goods sold were $184,949 and $221,330 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $36,381 or 16.4%. This reflects the decrease in sales volume and reduced manufacturing costs.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and some portion of the value-added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of our products and/or increase the unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production.

Gross margin

Gross margin from the sales of products was $27,809 and $86,744 representing 13.1% and 28.2% for the three months ended June 30, 2019 and 2018. The gross margin decrease was due to an increase in shipping costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $74,555 and $81,098 for the three months ended June, 2019 and 2018, a decrease of $6,543 or 8.1%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $10,489 and $16,349 for the three months ended June 30, 2019 and 2018, a decrease of $5,860 or 35.8%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovative Research Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $310,313 and $712,405 for the three months ended June 30, 2019 and 2018, a decrease of $402,092 or 56.4%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the three months ended June 30, 2019 compared to the same period in 2018 is due to managing discretionary expenses including travel and other costs such as payroll, and 3rd party costs (consultants, fees, etc.)

Other Income (Expense)

Other expenses were $142,040 and other income $20,288 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $162,328 or 800%. The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the three months ended June 30, 2019 was $488,610 compared to a net loss of $670,091 for the three months ended June 30, 2018. The lower loss in the three months ended June 30, 2019 was the result of lower selling, general and administrative expenses during 2019.

Six Months Ended June 30, 2019 Compared to June 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended June 30, 2019
	2019	2018
REVENUE
Sales	$570,098	$536,278
Royalty and license fees	25,000	25,000
Total revenue	595,098	561,278

COST OF GOODS SOLD	358,807	393,502

GROSS MARGIN	236,291	167,776

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $33,407 and $25,015 for the six months ended June 30, 2019 and 2018, respectively	115,835	140,212
Selling, general and administrative expenses	670,148	1,090,420
Total operating expenses	785,983	1,230,632

LOSS FROM OPERATIONS	(549,692))	(1,062,856)

OTHER INCOME (EXPENSE)
Interest expense	(836,845))	(489,712)
Change in fair value of derivative liabilities	280,921	(21,607)
Gain on extinguishment of debt	53,549	195,675
Total other income (expense), net	(502,375))	(315,646)

NET LOSS	$(1,052,067))	$(1,378,501)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01))	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	171,045,306	140,957,979

Revenue

We generate our revenues primarily from the sale of our ConsERV™ cores, Aqualyte™ membrane, and NanoClear™ evaporators. Product sales were $570,098 and $536,278 for the six months ended June 30, 2019 and 2018, respectively, an increase of $33,820 or 6.3%. The increase in product sales resulted from additional deliveries of NanoClear evaporator sand Aqualyte membrane. We are focusing on creating sustainable revenues with the expectation that this will allow for continued growth in 2019 and beyond.

Revenues from royalty and license fees remained at $25,000 for the six months ended June 30, 2019 and 2018.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores, NanoClear evaporators, and Aqualyte membrane. Cost of goods sold were $358,807 and $393,502 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $34,695 or 8.8%. This reflects our continued efforts to reduce manufacturing costs.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and some portion of the value-added products made with these materials. Accordingly, a supplier's failure to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of our products and/or increase the unit costs of production. Certain of the components or the processes of our suppliers are proprietary. If we were ever required to replace any of our suppliers, we should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production.

Gross margin

Gross margin from the sales of products was $236,291 and $167,776 representing 39.7% and 29.9% for the six months ended June 30, 2019 and 2018. The gross margin increase resulted from focused efforts to reduce manufacturing costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $149,241 and $165,227 for the six months ended June, 2019 and 2018, a decrease of $15,986 or 9.7%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $33,407 and $25,015 for the six months ended June 30, 2019 and 2018, an increase of $8,392 or 33.6%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovative Research Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $670,148 and $1,090,420 for the six months ended June 30, 2019 and 2018, a decrease of $420,272 or 38.5%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the six months ended June 30, 2019 compared to the same period in 2018 is due to managing discretionary expenses including travel and other costs.

Other Income (Expense)

Other expenses were $502,375 and $315,646 for the six months ended June, 2019 and 2018, respectively, an increase of $186,729 or 59.2%. The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the six months ended June 30, 2019 was $1,052,067 compared to a net loss of $1,378,501 for the six months ended June 30, 2018. The lower loss in the three months ended June 30, 2019 was the result of lower selling, general, and administrative expenses during 2019.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2019, we generated a net loss of $1,052,067 and have incurred significant losses since inception. As of June 30, 2019, we had an accumulated deficit of $51,189,257, a stockholders’ deficit of $7,208,157 and cash and cash equivalents of $15,742. We used $287,431 and $643,353 of cash from operations during the six months ended June 30, 2019 and 2018, respectively, which was funded primarily by proceeds from note payables and gross margin. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

3.	The Company is holding discussions with investors, potential strategic partners, and investment banks to obtain debt and/or equity financing.

Management believes that our current cash position and our ability to obtain additional sources of cash flow from operations and investments, given the growth in 2019 in manufacturing and sales of products both in ConsERV and Aqualyte is sufficient to fund our working capital requirements for the balance of 2019. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of June 30, 2019 were $15,742 compared to $29,300 as of December 31, 2018. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $287,431 for the six months ended June 30, 2019 compared to $643,353 for the same period in 2018. The decrease in net cash used was primarily due to lower operating loss, change in customer deposit and an increase in amortization of debt discount.

Net cash used in investing activities was $3,947 for the six months ended June 30, 2019 compared to $30,740 for the same period in 2018, driven by a decrease in patent costs.

Net cash provided by financing activities was $277,820 for the six months ended June 30, 2019 compared to $676,000 for the same period in 2018, resulting from loans from a related party and convertible notes.

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

During 2016 through the period ended June 30, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,501,000 with an extended maturity date of August 20, 2019. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 68,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period and 480,000 shares of common stock.

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

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2019. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 1,000,000 shares of common stock with a value of $10,000 in connection with the note. The shares have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and outside legal and accounting resources of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC as a result of limited resources, and a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: August 19, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

