Form 10-Q/A
period 2019-06-30
DAIS Corp
filed 2019-08-22
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

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

There were 369,237,319 shares of the Registrant's $0.01 par value common stock outstanding as of August 21, 2019.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 (the “Form 10-Q”) of Dais Corporation is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-Q, which was not included in the original filing of the Form 10-Q with the Securities and Exchange Commission on August 19, 2019 (the “Original Filing Date”).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

2

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: August 22, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

4