Form 10-Q/A
period 2019-03-31
DAIS Corp
filed 2019-12-02
CIK 1125699

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

Explanatory Note

During the three months ended March 3 1 , 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Thus, several numbers within these financial statements change significantly. Note 3 to the condensed financial statements explains in detail the numbers that change and to what extent. In addition to Note 3 and the discussion therein, including other corrections within that note, there are changes to Notes 2, 4 , 7 , and 8 to the condensed financial statements.

2

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited) (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,779	29,300
Accounts receivable, net	77,679	34,043
Other receivables	22,909	14,348
Inventory	146,457	53,184
Prepaid expenses	67,427	48,654
Total Current Assets	371,251	179,529
Property and equipment, net, including accumulated depreciation of $411,663 and $401,797 at March 31, 2019 and December 31, 2018, respectively	47,554	57,420

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net, including accumulated amortization of $294,928 and $288,423 at March 31, 2019 and December 31, 2018, respectively	146,934	150,842
Total Other Assets	151,714	155,622
TOTAL ASSETS	$570,519	$392,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $181,288 and $165,076 at March 31, 2019 and December 31, 2018, respectively	$764,451	$632,574
Accrued expenses, other, including interest due to related party of $303,356 and $261,901 at March 31, 2019 and December 31, 2018, respectively	823,607	702,601
Accrued compensation and related benefits	1,935,138	1,909,936
Customer deposits	126,044	78,816
Note payable to related party	1,401,000	1,332,000
Current portion of deferred revenue	436,156	448,656
Derivative liabilities	1,522,318	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	967,510	809,197
Total Current Liabilities	7,976,224	7,193,968

Total Liabilities	7,976,224	7,193,968

STOCKHOLDERS' DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 158,673,293 and 149,819,895 shares issued; and 157,416,080 and 148,562,682 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,586,734	1,498,200
Capital in excess of par value	43,325,025	43,299,705
Accumulated deficit	(50,855,352)	(50,137,190)
	(5,943,593)	(5,339,285)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(7,405,705)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$570,519	$392,571

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(As Restated)
REVENUE
Sales	$369,840	$240,674
Royalty and license fees	12,500	12,500
Total revenue	382,340	253,174

COST OF GOODS SOLD	173,858	172,172

GROSS MARGIN	208,482	81,002

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, respectively	51,769	75,463
Selling, general and administrative expenses	434,835	378,015
Total operating expenses	486,604	453,478

LOSS FROM OPERATIONS	(278,122)	(372,476)

OTHER INCOME (EXPENSE)
Interest expense	(472,375)	(227,359)
Change in fair value of derivative liabilities	24,262	(108,574)
Gain on extinguishment of debt	8,073	-
Total other income (expense), net	(440,040)	(335,933)

NET LOSS	$(718,162)	$(708,409)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	151,542,553	139,351,432

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2018	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	8,853,398	88,534	-	-	-	88,534
Warrants issued for finance cost	-	-	25,320	-	-	25,320
Net loss	-		-	(718,162)	-	(718,162)
Balance at March 31, 2019 (unaudited) (As Restated)	158,673,293	1,586,734	43,325,025	$(50,855,352)	$(1,462,112)	$(7,405,705)

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,409)	-	(708,409)
Balance at March 31, 2018 (unaudited)	140,608,645	$1,406,087	$43,003,003	$(47,820,838)	$(1,462,112)	$(4,873,860)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(718,162)	$(708,409)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	14,101	2,614
Depreciation and amortization	16,370	10,242
Change in fair value of derivative liability	(24,262)	108,574
Non-cash interest expenses	153,509	117,951
Amortization of debt discount	169,700	57,084
Legal fees paid through proceeds of note payable	75,000	-
Gain on extinguishment of debt	(8,073)	-
Increase (decrease) in allowance for doubtful accounts	-	-
(Increase) decrease in:
Accounts receivable	(43,636)	1,487
Inventory	(93,273)	21,172
Other receivables	(8,561)	(5,843)
Prepaid expenses/Other current assets	(18,773)	(24,563)
Increase (decrease) in:
Accounts payable	131,877	121,883
Accrued expenses	138,030	91,938
Customer Deposits	47,228	(102,098)
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(181,425)	(320,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(2,596)	(8,292)
Net cash used in investing activities	(2,596)	(8,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	69,000	-
Proceeds from note payable	142,500	250,000
Net cash provided by financing activities	211,500	250,000

Net increase (decrease) in cash and cash equivalents	27,479	(78,760)

Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$56,779	$43,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,287	$1,287
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes and accrued interest	$88,534	$-
Notes and accrued interest converted to common stock	$31,822	$-
Debt costs deducted from proceeds of notes	$16,250	$7,500
Issuance of warrants for debt modification	$7,487	$-
Initial derivative liability at issuance of note	$316,526	$292,951
Initial debt discount at issuance of note	$221,250	$175,000

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2019, the Company generated a net loss of $718,162 and the Company has incurred significant losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $50,855,352, a stockholders’ deficit of $7,405,705 and cash and cash equivalents of $56,779. The Company used $181,425 and $320,468 of cash from operations during the three months ended March 31, 2019 and 2018, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies and Restatement

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

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2019 and December 31, 2018, the Company had $132,127 and $40,341 of raw materials, $9,689 and $12,191 of in-process inventory, and $4,641 and $652 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2019 and December 31, 2018.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of March 31, 2019:

	Fair Value at March 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,522,318	$-	$-	$1,522,318

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2019:

Balance at beginning of period	$1,280,188
Additions to derivative instruments	341,939
Extinguished derivative liability	(75,547)
Gain on change in fair value of derivative liability	(24,262)
Balance at end of period	$1,522,318

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 520,703,399 and 76,692,403 were excluded from the computation of diluted earnings per share for the three ended March 31, 2019 and 2018, respectively, because their effect is anti-dilutive.

Restatement

During the three months ended March 31, 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Since the note is convertible into a variable number of shares or have a price reset feature, the conversion feature of this notes is recorded as a derivative liability.

The effects of the corrections on the interim financial statements are as follows:

Balance Sheet	March 31, 2019		March 31, 2019
(Unaudited)	As Reported	Corrections	As Restated

Accrued expenses	$823,503	$104	$823,607
Derivative liabilities	$1,371,467	$150,851	$1,522,318
Convertible notes payable, net	$963,760	$3,750	$967,510
Total current liabilities	$7,821,519	$154,705	$7,976,224
Total liabilities	$7,821,519	$154,705	$7,976,224
Accumulated deficit	$(50,700,647)	$(154,705)	$(50,855,352)
Total stockholders' deficit	$(7,251,000)	$(154,705)	$(7,405,705)

Statement of Operations	Three Months		Three Months
Three months ended March 31, 2019	March 31, 2019		March 31, 2019
(Unaudited)	As Reported	Corrections	As Restated

Selling, general and administrative expenses	$359,835	$75,000	$434,835
Total operating expenses	$411,604	$75,000	$486,604
Loss from operations	$(203,122)	$(75,000)	$(278,122)
Interest expense	$(440,314)	$(32,061)	$(472,375)
Change in fair value of derivative liabilities	$71,906	$(47,644)	$24,262
Total other income (expense), net	$(360,335)	$(79,705)	$(440,040)
Net loss	$(563,457)	$(154,705)	$(718,162)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)

Statement of Cash Flows	Three Months		Three Months
Three months ended March 31, 2019	March 31, 2019		March 31, 2019
(Unaudited)	As Reported	Corrections	As Restated

Net loss	$(563,457)	$(154,705)	$(718,162)
Change in fair value of derivative liability	$(71,906)	$47,644	$(24,262)
Non-cash interest expense	$121,552	$31,957	$153,509
Legal fees paid through proceeds of note payable	$-	$75,000	$75,000
Accrued expenses	$137,926	$104	$138,030

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued expenses, other	$190,989	$174,489
Accrued interest	541,087	436,581
Accrued warranty costs	91,531	91,531
	$823,607	$702,601

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

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8%-10%	$1,495,500	$1,284,250
Unamortized debt discount	(494,115)	(440,315)
Unamortized deferred debt issuance cost	(33,875)	(34,738)
Total	$967,510	$809,197
Current portion	967,510	809,197

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

March 2019 Note

On March 26, 2019, the Company issued a convertible note with a face amount of $78,750. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on March 7, 2020. The note included legal costs of $3,750 which were deducted from the proceeds and which will be amortized over the life of the note. Proceeds of $75,000 were used for legal fees and were disbursed directly to the attorney.

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

March 2019 Note

The Company identified embedded derivatives related to the conversion features of the March 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $103,009, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.4%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 223%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated $78,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $24,259 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $2,798 for the three months ended March 31, 2019 and were charged to interest expense.

During the three months ended March 31, 2019, the Company recorded expense of $130,651 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $449,974 at March 31, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.4%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 245%; and (4) an expected life of 11 months.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2019	2018
	(As Restated)
REVENUE
Sales	$369,840	$240,674
Royalty and license fees	12,500	12,500
Total revenue	382,340	253,174

COST OF GOODS SOLD	173,858	172,172

GROSS MARGIN	208,482	81,002

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $22,918 and $8,666 for the three months ended March 31, 2019 and 2018, respectively	51,769	75.463
Selling, general and administrative expenses	434,835	378,015
Total operating expenses	486,604	453,478

LOSS FROM OPERATIONS	(278,122)	(372,476)

OTHER INCOME (EXPENSE)
Interest expense	(472,375)	(227,359)
Change in fair value of derivative liabilities	24,262	(108,574)
Gain on extinguishment of debt	8,073	-
Total other income (expense), net	(440,040)	(335,933)

NET LOSS	$(718,162)	$(708,409)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	151,542,553	139,351,432

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $434,835 and $378,015 for the three months ended March 31, 2019 and 2018, an increase of $56,820 or 15%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV TM  and NanoClear TM  products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

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

The increase in selling, general and administrative expenses for the three months ended March 31, 2019 compared to the same period in 2018 is due to an increase in legal fees as part of a consulting agreement and is offset by lowered expense s including travel and other costs.

Other Income (Expense)

Other expenses were $440,040 and $335,933 for the three months ended March 31, 2019 and 2018, respectively, an increase of $104,107 or 31%. The increase in other expense is mainly due to larger interest expenses and a change in derivative liabilities.

Net Loss

Net loss for the three months ended March 31, 2019 was $718,162 compared to a net loss of $708,409 for the three months ended March 31, 2018. The higher loss in the three months ended March 31, 2019 is due to the increase in other expenses and legal fees offset by the increased sales and higher gross margins.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2019, we generated a net loss of $718,162 and have incurred significant losses since inception. As of March 31, 2019, we had an accumulated deficit of $50,855,352 , a stockholders’ deficit of $7,405,705 and cash and cash equivalents of $56,779. We used $181,425 and $320,468 of cash from operations during the three months ended March 31, 2019 and 2018, respectively, which was funded primarily by proceeds from note payables and gross margin. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2019 were $56,779 compared to $29,300 as of December 31, 2018. Cash is primarily used to fund our working capital requirements.

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

On March 26, 2019, the Company issued a convertible note with a face amount of $78,750. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on March 7, 2020. The note included legal costs of $3,750 which were deducted from the proceeds and which will be amortized over the life of the note. Proceeds of $75,000 were used for legal fees and were disbursed directly to the attorney.

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

During the three months ended March 31, 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Since the note is convertible into a variable number of shares or have a price reset feature, the conversion feature of this notes is recorded as a derivative liability. The financial statements of the Company needed to be restated as the result of this error. This represents a material weakness in recording notes payable . We are implementing procedures to correct this material weakness.

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

DAIS CORPORATION

Date: December 2, 2019	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

