Form 10-Q/A
period 2019-06-30
DAIS Corp
filed 2019-12-02
CIK 1125699

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

Explanatory Note

During the three months ended March 31, 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Since the note is convertible into a variable number of shares or has a price reset feature, the conversion feature of this notes is recorded as a derivative liability. Additionally, during the three months ende d June 30, 2019, a convertible note that initially had a fixed conversion price became a variable conversion price note and , as a result, became subject to derivative liability accounting. Thus, several numbers within these financial statements change significantly. Note 3 to the condensed financial statements explains in detail the numbers that change and to what extent. In addition to Note 3 and the discussion therein, including other corrections within that note, there are changes to Notes 2, 4, 7, and 8 to the condensed financial statements.

2

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited) (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,742	29,300
Accounts receivable, net	8,183	34,043
Other receivables	27,122	14,348
Inventory	111,630	53,184
Prepaid expenses	83,895	48,654
Total Current Assets	246,572	179,529
Property and equipment, net, including accumulated depreciation of $414,519 and $401,797 at June 30, 2019 and December 31, 2018, respectively	44,698	57,420

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net, including accumulated amortization of $300,732 and $288,423 at June 30, 2019 and December 31, 2018, respectively	142,480	150,842
Total Other Assets	147,260	155,622
TOTAL ASSETS	$438,530	$392,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $200,969 and $165,076 at June 30, 2019 and December 31, 2018, respectively	$838,865	$632,574
Accrued expenses, other, including interest due to related party of $346,257 and $261,901 at June 30, 2019 and December 31, 2018, respectively	913,158	702,601
Accrued compensation and related benefits	1,969,932	1,909,936
Customer deposits	128,880	78,816
Note payable to related party	1,501,000	1,332,000
Current portion of deferred revenue	423,656	448,656
Derivative liabilities	1,276,570	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,012,657	809,197
Total Current Liabilities	8,064,718	7,193,968

Total Liabilities	8,064,718	7,193,968

STOCKHOLDERS' DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 252,645,621 and 149,819,895 shares issued; and 251,388,408 and 148,562,682 shares outstanding at June30, 2019 and December 31, 2018, respectively	2,526,457	1,498,200
Capital in excess of par value	42,916,755	43,299,705
Accumulated deficit	(51,607,288)	(50,137,190)
	(6,164,076)	(5,339,285)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(7,626,188)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$438,530	$392,571

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(As Restated)		(As Restated)
REVENUE
Sales	$200,258	$295,604	$570,098	$536,278
Royalty and license fees	12,500	12,500	25,000	25,000
	212,758	308,104	595,098	561,278

COST OF GOODS SOLD	184,949	221,330	358,807	393,502

GROSS MARGIN	27,809	86,774	236,291	167,776

OPERATING EXPENSES
Research and development, net	64,066	64,749	115,835	140,212
Selling, general and administrative	310,313	712,405	745,148	1,090,420
TOTAL OPERATING EXPENSES	374,379	777,154	860,983	1,230,632

LOSS FROM OPERATIONS	(346,570)	(690,380)	(624,692)	(1,062,856)

OTHER INCOME (EXPENSE)
Interest expense	(629,073)	(262,353)	(1,101,448)	(489,712)
Change in fair value of derivative liabilities	178,231	86,967	202,493	(21,607)
Gain on extinguishment of debt	45,476	195,675	53,549	195,675

TOTAL OTHER INCOME (EXPENSE), NET	(405,366)	20,288	(845,406)	(315,646)

NET LOSS	$(751,936)	$(670,091)	$(1,470,098)	$(1,378,501)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	190,333,742	142,546,872	171,045,306	140,957,979

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2018	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	8,853,398	88,534	-	-	-	88,534
Warrants issued for finance cost	-	-	25,320	-	-	25,320
Net loss	-	-	-	(718,162)	-	(718,162)
Balance at March 31, 2019 (unaudited) (As Restated)	158,673,293	1,586,734	43,325,025	(50,855,352)	(1,462,112)	(7,405,705)
Shares issued upon conversion of debt	92,872,328	928,723	(549,114)	-	-	379,609
Shares issued for finance cost	1,100,000	11,000	(1,000)	-	-	10,000
Warrants issued for finance cost	-	-	141,844	-	-	141,844
Net loss	-		-	(751,936)	-	(751,936)
Balance at June 30, 2019 (unaudited) (As Restated)	252,645,621	2,526,457	42,916,755	$(51,607,288)	$(1,462,112)	$(7,626,188)

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,410)	-	(708,410)
Balance at March 31, 2018 (unaudited)	140,608,645	1,406,087	43,003,003	(47,820,839)	-	(4,873,861)
Shares issued for services	8,148,750	81,488	267,437	-	-	348,925
Net loss	-	-	-	(670,091)	-	(670,091)
Balance at June 30, 2018 (unaudited)	148,757,395	$1,487,575	$43,270,440	$(48,490,930)	$(1,462,112)	$(5,195,027)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,470,098)	$(1,378,501)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	26,824	5,971
Depreciation and amortization	25,031	32,033
Change in fair value of derivative liability	(202,493)	21,607
Non-cash interest expenses	527,316	196,797
Amortization of debt discount	350,385	125,756
Legal fees paid through proceeds of note payable	75,000	-
Gain on extinguishment of debt	(53,549)	(195,675)
Stock compensation	-	300,000
(Increase) decrease in:
Accounts receivable	25,860	(51,498)
Inventory	(58,446)	38,432
Other receivables	(12,774)	774
Prepaid expenses/Other current assets	(35,241)	(69,063)
Deposits		300
Increase (decrease) in:
Accounts payable	206,291	130,232
Accrued expenses	283,399	271,328
Customer Deposits	50,064	(46,846)
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(287,431)	(643,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(3,947)	(30,740)
Net cash used in investing activities	(3,947)	(30,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	169,000	-
Proceeds from note payable	142,500	810,000
Repayment of note	(33,680)	(134,000)
Net cash provided by financing activities	277,820	676,000

Net increase (decrease) in cash and cash equivalents	(13,558)	1,907

Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$15,742	$123,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,111	$4,993
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes and accrued interest	$468,143	$-
Notes and accrued interest converted to common stock	$191,926	$-
Debt costs deducted from proceeds of notes	$16,250	$11,750
Issuance of shares for finance cost	$10,000	-
Issuance of warrants for debt modification	$167,164	$-
Initial derivative liability at issuance of note	$524,999	$372,969
Initial debt discount at issuance of note	$221,250	$273,175

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2019, the Company generated a net loss of $1,470,098 and the Company has incurred significant losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $51,607,288, a stockholders’ deficit of $7,626,188 and cash and cash equivalents of $15,742. The Company used $287,431 and $643,353 of cash from operations during the six months ended June 30, 2019 and 2018, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2019:

	Fair Value at June 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,276,570	$-	$-	$1,276,570

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2019:

Balance at beginning of period	$1,280,188
Additions to derivative instruments	573,902
Extinguished derivative liability	(375,027)
Gain on change in fair value of derivative liability	(202,493)
Balance at end of period	$1,276,570

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 1,090,165,076 and 60,878,439 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively, because their effect is anti-dilutive.

Restatement

During the three months ended March 31, 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Since the note is convertible into a variable number of shares or have a price reset feature, the conversion feature of this notes is recorded as a derivative liability. Additionally, during the three months ended June 30, 2019, a convertible note that initially had a fixed conversion price became a variable conversion price note and, as a result, became subject to derivative liability accounting.

The effects of the corrections on the interim financial statements are as follows:

Balance Sheet	June 30, 2019		June 30, 2019
(Unaudited)	As Reported	Corrections	As Restated

Accrued expenses	$911,484	$1,674	$913,158
Derivative liabilities	$886,463	$390,107	$1,276,570
Convertible notes payable, net	$986,407	$26,250	$1,012,657
Total current liabilities	$7,646,687	$418,031	$8,064,718
Total liabilities	$7,646,687	$418,031	$8,064,718
Accumulated deficit	$(51,189,257)	$(418,031)	$(51,607,288)
Total stockholders' deficit	$(7,208,157)	$(418,031)	$(7,626,188)

Statement of Operations	Three Months		Three Months
Three months ended June 30, 2019	June 30, 2019		June 30, 2019
(Unaudited)	As Reported	Corrections	As Restated

Interest expense	$(396,531)	$(232,542)	$(629,073)
Change in fair value of derivative liabilities	$209,015	$(30,784)	$178,231
Total other income (expense), net	$(142,040)	$(263,326)	$(405,366)
Net loss	$(488,610)	$(263,326)	$(751,936)

Statement of Operations	Six Months		Six Months
Six months ended June 30, 2019	June 30, 2019		June 30, 2019
(Unaudited)	As Reported	Corrections	As Restated

Selling, general and administrative expenses	$670,148	$75,000	$745,148
Total operating expenses	$785,983	$75,000	$860,983
Loss from operations	$(549,692)	$(75,000)	$(624,692)
Interest expense	$(836,845)	$(264,603)	$(1,101,448)
Change in fair value of derivative liabilities	$280,921	$(78,428)	$202,493
Total other income (expense), net	$(502,375)	$(343,031)	$(845,406)
Net loss	$(1,052,067)	$(418,031)	$(1,470,098)

Statement of Cash Flows	Six Months		Six Months
Six months ended June 30, 2019	June 30, 2019		June 30, 2019
(Unaudited)	As Reported	Corrections	As Restated

Net loss	$(1,052,067)	$(418,031)	$(1,470,098)
Change in fair value of derivative liability	$(280,921)	$78,428	$(202,493)
Non-cash interest expense	$286,887	$240,429	$527,316
Amortization of debt discount	$327,885	$22,500	$350,385
Legal fees paid through proceeds of note payable	$-	$75,000	$75,000
Accrued expenses	$281,725	$1,674	$283,399

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

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued expenses, other	$208,278	$174,489
Accrued interest	613,349	436,581
Accrued warranty costs	91,531	91,531
	$913,158	$702,601

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

During the six months ended June 30, 2019, the Company issued 1,100,000 shares of common stock, valued at $10,000, as a finance cost.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8%-10%	$1,312,740	$1,284,250
Unamortized debt discount	(281,617)	(440,315)
Unamortized deferred debt issuance cost	(18,466)	(34,738)
Total	$1,012,657	$809,197
Current portion	1,012,657	809,197

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

June 2019 Derivative Addition

On June 5, 2019, a note that previously had a fixed conversion price became a variable conversion price note. As a result, we have recorded a derivative liability on that date. The Company calculated the fair value of the embedded derivative as $205,808, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.35%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 311%; and (4) an expected life of 3 months. This amount has been charged to expense as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $7,909 and $10,707 for the three and six months ended June 30, 2019, respectively, and were charged to interest expense.

During the three and six months ended June 30, 2019, the Company recorded income of $3,086 and expense of $127,565 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $270,498 at June 30, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 289%; and (4) an expected life of 8 months.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended June 30, 2019
	2019	2018
	(As Restated)
REVENUE
Sales	$200,258	$295,604
Royalty and license fees	12,500	12,500
Total revenue	212,758	308,104

COST OF GOODS SOLD	184,949	221,330

GROSS MARGIN	27,809	86,774

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $10,489 and $16,349 for the three months ended June 30, 2019 and 2018, respectively	64,066	64,749
Selling, general and administrative expenses	310,313	712,405
Total operating expenses	374,379	777,154

LOSS FROM OPERATIONS	(346,570)	(690,380)

OTHER INCOME (EXPENSE)
Interest expense	(629,073)	(262,353)
Change in fair value of derivative liabilities	178,231	86,967
Gain on extinguishment of debt	45,476	195,675
Total other income (expense), net	(405,366)	20,288

NET LOSS	$(751,936)	$(670,091)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	190,333,742	142,546,872

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

Other Income (Expense)

Other expenses were $405,366 and other income $20,288 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $425,654 or 2,098% . The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the three months ended June 30, 2019 was $751,936 compared to a net loss of $670,091 for the three months ended June 30, 2018. The higher loss in the three months ended June 30, 2019 is due to the increase in other expenses.

Six Months Ended June 30, 2019 Compared to June 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended June 30, 2019
	2019	2018
	(As Restated)
REVENUE
Sales	$570,098	$536,278
Royalty and license fees	25,000	25,000
Total revenue	595,098	561,278

COST OF GOODS SOLD	358,807	393,502

GROSS MARGIN	236,291	167,776

OPERATING EXPENSES
Research and development expenses, net of government grant proceeds of $33,407 and $25,015 for the six months ended June 30, 2019 and 2018, respectively	115,835	140,212
Selling, general and administrative expenses	745,148	1,090,420
Total operating expenses	860,983	1,230,632

LOSS FROM OPERATIONS	(624,692)	(1,062,856)

OTHER INCOME (EXPENSE)
Interest expense	(1,101,448)	(489,712)
Change in fair value of derivative liabilities	202,493	(21,607)
Gain on extinguishment of debt	53,549	195,675
Total other income (expense), net	(845,406)	(315,646)

NET LOSS	$(1,470,098)	$(1,378,501)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	171,045,306	140,957,979

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $745,148 and $1,090,420 for the six months ended June 30, 2019 and 2018, a decrease of $345,272 or 31.5%.

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

Other Income (Expense)

Other expenses were $845,406 and $315,646 for the six months ended June, 2019 and 2018, respectively, an increase of $529,760 or 168%. The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the six months ended June 30, 2019 was $1,470,098 compared to a net loss of $1,378,501 for the six months ended June 30, 2018. The higher loss in the  Six months ended June 30, 2019 is due to the increase in other expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2019, we generated a net loss of $1,470,098 and have incurred significant losses since inception. As of June 30, 2019, we had an accumulated deficit of $51,607,288 , a stockholders’ deficit of $7,626,188 and cash and cash equivalents of $15,742. We used $287,431 and $643,353 of cash from operations during the six months ended June 30, 2019 and 2018, respectively, which was funded primarily by proceeds from note payables and gross margin. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

During the three months ended March 31, 2019, the Company failed to record a convertible promissory note in the amount of $78,750 that had been issued, the proceeds of which were used to pay for legal fees. The proceeds were paid directly to the legal firm. Since the note is convertible into a variable number of shares or have a price reset feature, the conversion feature of this notes is recorded as a derivative liability. Additionally, during the three months ended June 30, 2019, a convertible note that initially had a fixed conversion price became a variable conversion price note and, as a result, became subject to derivative liability accounting. The financial statements of the Company needed to be restated as the result of these errors. This represents a material weakness in recording notes payable and related derivative liabilities. We are implementing procedures to correct this material weakness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. The information required by this Item is incorporated herein by reference to Notes to Financial Statements–– Note 10. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

