Form 10-Q
period 2019-09-30
DAIS Corp
filed 2019-12-02
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

There were 531,039,329 shares of the Registrant's $0.01 par value common stock outstanding as of December 2, 2019.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,774	29,300
Accounts receivable, net	14,139	34,043
Other receivables	49,564	14,348
Inventory	94,494	53,184
Prepaid expenses	55,480	48,654
Total Current Assets	227,451	179,529
Property and equipment, net, including accumulated depreciation of $421,644 and $401,797 at September 30, 2019 and December 31, 2018, respectively	37,572	57,420

OTHER ASSETS:
Deposits	4,780	4,780
Patents, net, including accumulated amortization of $300,584 and $288,423 at September 30, 2019 and December 31, 2018, respectively	143,903	150,842
Total Other Assets	148,683	155,622
TOTAL ASSETS	$413,706	$392,571

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $247,474 and $165,076 at September 30, 2019 and December 31, 2018, respectively	$915,795	$632,574
Accrued expenses, other, including interest due to related party of $392,681 and $261,901 at September 30, 2019 and December 31, 2018, respectively	942,780	702,601
Accrued compensation and related benefits	1,995,608	1,909,936
Customer deposits	21,890	78,816
Note payable to related party	1,592,500	1,332,000
Current portion of deferred revenue	411,156	448,656
Derivative liabilities	1,675,616	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,144,318	809,197
Total Current Liabilities	8,699,663	7,193,968

Total Liabilities	8,699,663	7,193,968

STOCKHOLDERS' DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 531,296,542 and 149,819,895 shares issued; and 530,039,329 and 148,562,682 shares outstanding at September 30, 2019 and December 31, 2018, respectively	5,312,967	1,498,200
Capital in excess of par value	40,624,216	43,299,705
Accumulated deficit	(52,761,028)	(50,137,190)
	(6,823,845)	(5,339,285)
Treasury stock at cost, 1,257,213 shares	(1,462,112)	(1,462,112)
Total Stockholders' Deficit	(8,285,957)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$413,706	$392,571

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE
Sales	$239,609	$342,058	$809,707	$878,336
Royalty and license fees	37,500	12,500	62,500	37,500
	277,109	354,558	872,207	915,836

COST OF GOODS SOLD	186,954	213,661	545,761	607,163

GROSS MARGIN	90,155	140,897	326,446	308,673

OPERATING EXPENSES
Research and development, net	42,608	56,983	158,443	197,195
Selling, general and administrative	279,895	401,910	1,025,043	1,492,330
TOTAL OPERATING EXPENSES	322,503	458,893	1,183,486	1,689,525

LOSS FROM OPERATIONS	(232,348)	(317,996)	(857,040)	(1,380,852)

OTHER INCOME (EXPENSE)
Interest expense	(427,961)	(387,398)	(1,529,409)	(877,110)
Change in fair value of derivative liabilities	(495,587)	94,713	(293,094)	(116,320)
Gain on extinguishment of debt	2,156	154,047	55,705	349,721

TOTAL OTHER INCOME (EXPENSE), NET	(921,392)	(328,064)	(1,766,798)	(643,709)

NET LOSS	$(1,153,740)	$(646,060)	$(2,623,838)	$(2,024,561)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	377,082,190	147,678,443	240,478,981	143,222,751

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance at December 31, 2018	149,819,895	$1,498,200	$43,299,705	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	8,853,398	88,534	-	-	-	88,534
Warrants issued for finance cost	-	-	25,320	-	-	25,320
Net loss (restated)	-	-	-	(718,162)	-	(718,162)
Balance at March 31, 2019 (unaudited)	158,673,293	1,586,734	43,325,025	(50,855,352)	(1,462,112)	(7,405,705)
Shares issued upon conversion of debt	92,872,328	928,723	(549,114)	-	-	379,609
Shares issued for finance cost	1,100,000	11,000	(1,000)	-	-	10,000
Warrants issued for finance cost	-	-	141,844	-	-	141,844
Net loss (restated)	-		-	(751,937)	-	(751,937)
Balance at June 30, 2019 (unaudited)	252,645,621	2,526,457	42,916,755	$(51,607,289)	$(1,462,112)	$(7,626,189)
Shares issued upon conversion of debt	278,650,921	2,786,510	(2,310,273)	-	-	476,237
Warrants issued for finance cost	-	-	17,734	-	-	17,734
Net loss	-		-	(1,153,739)	-	(1,153,739)
Balance at September 30, 2019 (unaudited)	531,296,542	5,312,966	40,624,216	$(52,761,028)	$(1,462,112)	$(8,285,957)

Balance at December 31, 2017	140,608,645	$1,406,087	$43,003,003	$(47,112,429)	$(1,462,112)	$(4,165,451)
Net loss	-	-	-	(708,410)	-	(708,410)
Balance at March 31, 2018 (unaudited)	140,608,645	1,406,087	43,003,003	(47,820,839)	-	(4,873,861)
Shares issued for services	8,148,750	81,488	267,437	-	-	348,925
Net loss	-	-	-	(670,091)	-	(670,091)
Balance at June 30, 2018 (unaudited)	148,757,395	1,487,575	43,270,440	(48,490,930)	(1,462,112)	(5,195,027)
Shares issued for services	200,000	2,000	12,000	-	-	14,000
Net loss	-	-	-	(646,060)	-	(646,060)
Balance at September 30, 2018 (unaudited)	148,957,395	$1,489,575	$43,282,440	$(49,136,990)	$(1,462,112)	$(5,827,087)

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,623,838)	$(2,024,561)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization of deferred debt issue costs	40,323	21,345
Depreciation and amortization	32,009	46,729
Change in fair value of derivative liability	293,094	116,320
Non-cash interest expenses	681,530	323,669
Amortization of debt discount	537,835	207,579
Gain on extinguishment of debt	(55,705)	(349,721)
Legal fees paid through proceeds of notes payable	150,000	-
Stock compensation	-	300,000
(Increase) decrease in:
Accounts receivable	19,904	(14,781)
Inventory	(41,310)	61,185
Other receivables	(35,216)	-
Prepaid expenses/Other current assets	(6,826)	(59,284)
Deposits		300
Increase (decrease) in:
Accounts payable	283,221	210,818
Accrued expenses	344,781	466,288
Customer Deposits	(56,926)	94,538
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(474,624)	(637,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(5,222)	(47,032)
Net cash used in investing activities	(5,222)	(47,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	260,500	-
Proceeds from note payable	237,500	1,189,132
Repayment of note	(33,680)	(422,796)
Net cash provided by financing activities	464,320	766,336

Net (decrease) increase in cash and cash equivalents	(15,526)	82,228

Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$13,774	$204,264

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,111	$143,215
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon conversion of notes and accrued interest	$944,380	$-
Payment of accrued expense with common stock	$-	$40,000
Notes and accrued interest converted to common stock	$324,930	$-
Debt costs deducted from proceeds of notes	$20,000	$23,000
Issuance of common stock for deferred debt issuance costs	$-	$22,925
Issuance of shares for finance cost	$10,000	-
Issuance of warrants for debt modification	$184,898	$-
Initial derivative liability at issuance of note	$848,863	$604,219
Initial debt discount at issuance of note	$381,494	$513,000

See accompanying Notes to Unaudited Condensed Financial Statements.

DAIS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2019 and 2018

Note 1. Background Information

Dais Corporation (the “Company”), a New York corporation, has developed and is commercializing applications using its nanostructure polymer technology. The first commercial product, ConsERVTM is an energy recovery ventilator (“ERV”) (core and systems) for use in commercial Heating, Ventilating, and Air Conditioning (HVAC) applications. The second commercial product is NanoClearTM, a water cleanup process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. In addition to direct sales, the Company licenses its nanostructures polymer technology to strategic partners in the applications and is in various stages of deployment with regard to other applications employing its base technologies. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2019. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2019.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2019, the Company generated a net loss of $2,623,838 and the Company has incurred significant losses since inception. As of September 30, 2019, the Company had an accumulated deficit of $52,761,028, a stockholders’ deficit of $8,285,957 and cash and cash equivalents of $13,774. The Company used $474,624 and $637,076 of cash from operations during the nine months ended September 30, 2019 and 2018, respectively, which was funded by proceeds from borrowings from notes and debentures. There is no assurance that such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is currently pursuing the following sources of short and long-term working capital:

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

Note 3. Significant Accounting Policies

In the opinion of management, all adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended September 30, 2019 and 2018, (b) the financial position at September 30, 2019 and December 31, 2018, and (c) the cash flows for the nine month periods ended September 30, 2019 and 2018 have been made.

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

Fair Value of Financial Instruments – The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2019 and December 31, 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory – Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2019 and December 31, 2018, the Company had $90,222 and $40,341 of raw materials, $3,998 and $12,191 of in-process inventory, and $274 and $652 of finished inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2019 and December 31, 2018.

Property and equipment – Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $7,126 and $9,863 for the three months ended September 30, 2019 and 2018, respectively, and $19,847 and $29,594 for the nine months ended September 30, 2019 and 2018, respectively. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

Intangible assets – Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 to 20 years. Patent amortization expense was $(148) and $4,833 for the three months ended September 30, 2019 and 2018, respectively and $12,162 and $17,135 for the nine months ended September 30, 2019 and 2018, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $16,200 per year for the next five years and thereafter.

Research and development expenses and funding proceeds – Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $65,051 and $81,272 for the three months ended September 30, 2019 and 2018, respectively and $214,292 and $246,499 for the nine months ended September 30, 2019 and 2018, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $22,443 and $24,289 for the three months ended September 30, 2019 and 2018, respectively and $55,849 and $49,304 for the nine months ended September 30, 2019 and 2018, respectively.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to two years for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2019 and December 31, 2018, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $25,000 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended September 30, 2019 and 2018, respectively and $37,500 and $37,500 for the nine months ended September 30, 2019 and 2018, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of September 30, 2019:

	Fair Value at September 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,675,616	$-	$-	$1,675,616

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2019:

Balance at beginning of period	$1,280,188
Additions to derivative instruments	848,863
Extinguished derivative liability	(746,529)
Loss on change in fair value of derivative liability	293,094
Balance at end of period	$1,675,616

Earnings (loss) per share – Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 3,270,862,178 and 69,964,573 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements – There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which have been adopted, or are not yet effective as follows:

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this ASU did not have a material effect on the Company's financial statements.

Note 4. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued expenses, other	$171,186	$174,489
Accrued interest	680,063	436,581
Accrued warranty costs	91,531	91,531
	$942,780	$702,601

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended September 30, 2019 and 2018, respectively and $36,594 and $36,594 for the nine months ended September 30, 2019 and 2018, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2019 and December 31, 2018 of $1,858,296 and $1,747,290, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy N. Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016 (the “Maturity Date”).

During 2016 to the period ended September 30, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,592,500 with an extended maturity date of November 21, 2019. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 38,250,000 shares of common stock with an exercise price of $0.01 with a ten year exercise period, from the date of issuance and 480,000 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company issued a warrant to purchase 2,000,000 shares of common stock with an exercise price of $0.01 and a ten-year exercise period. The Company calculated the relative fair value of the warrant as $25,320, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 244%; and (4) an expected life of 10 years. The fair value of the warrant was charged to expense as finance cost. During the three months ended June 30, 2019 the maturity date was extended twice, to May 30, 2019 and then to August 20, 2019. The Company also received additional proceeds of $100,000. As consideration for the additional extensions of the maturity date and the additional proceeds, the Company issued warrants to purchase 40,000,000 shares of common stock with an exercise price of $0.01 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $141,844, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.46%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 246%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. During the three months ended September 30, 2019 the maturity date was extended to November 21, 2019. The Company also received additional proceeds of $91,500. As consideration for the additional extension of the maturity date and the additional proceeds, the Company issued warrants to purchase 10,000,000 shares of common stock with an exercise price of $0.01 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $17,734, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.49%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 255%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. As of the date of filing, the note is being further negotiated to extend the maturity date.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $46,424 and $40,289 for the three-month periods ended September 30, 2019 and 2018, respectively and $130,780 and $119,553 for the nine-month periods ended September 30, 2019 and 2018, respectively. Accrued interest on the Note was $392,681 and $261,901 at September 30, 2019 and December 31, 2018, respectively.

During May 2019 Dais Holdings Corp. (Dais Holdings”) was formed in Vancouver, B.C. and is wholly owned by our Chief Executive Officer. Dais Holdings’ purpose is to facilitate debt financing in Europe. The intent is for Dais Holdings to enter into the debt transactions. It will then immediately loan any proceeds received to the Company on the same or similar terms as the European debt. To date, Dais Holdings has not entered into any transactions and Dais Corporation has not received any funding from Dais Holdings. The Company has paid the professional and other fees for setting up the Dais Holdings structure, aggregating $150,000. Ultimately, Dais Corporation will benefit from the Dais Holdings capital raise activities, and therefore has borne the cost. The costs have been expensed as incurred.

Note 6. Equity Transactions

Preferred Stock

At September 30, 2019 and December 31, 2018, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Class A or Class B Preferred Stock unless, prior thereto, the holders of shares of Class A or Class B Preferred Stock shall have received $1.50 per share (the “Stated Amount”). The Class A and Class B Preferred Stock shall rank, with respect to the payment of liquidation, dividends and the distribution of assets, senior to the Company’s Common Stock.

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

The shares of the Class B Preferred Stock shall be automatically redeemed by the Company at $0.01 per share on the date that Timothy N. Tangredi ceases, for any reason, to serve as an officer, director or consultant of the Company.

Common Stock

At September 30, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

During the nine months ended September 30, 2019, the Company issued 380,376,647 shares of common stock upon the conversion of $284,240 principal amount of notes and related accrued interest and costs of $40,690.

During the nine months ended September 30, 2019, the Company issued 1,100,000 shares of common stock, valued at $10,000, as a finance cost.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8%-10%	$1,386,330	$1,284,250
Unamortized debt discount	(228,393)	(440,315)
Unamortized deferred debt issuance cost	(13,619)	(34,738)
Total	$1,144,318	$809,197
Current portion	1,144,318	809,197

February 2019 Note

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2020. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 1,100,000 shares of common stock with a value of $10,000 in connection with the note. The shares have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

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

July 2019 Notes

On July 3, 2019, the Company issued a convertible note with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on July 3, 2020. The note included legal costs of $5,000 which were deducted from the proceeds and which will be amortized over the life of the note. The Company received cash proceeds of $95,000.

On July 18, 2019, the Company issued a convertible note with a face amount of $78,750. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on March 7, 2020. The note included legal costs of $3,750 which were deducted from the proceeds and which will be amortized over the life of the note. Proceeds of $75,000 were used for legal fees and were disbursed directly to the attorney.

2018 Notes

The company entered various convertible notes during 2018, aggregating $966,330 at September 30, 2019. The notes all mature during 2019. During the nine months ended September 30, 2019, three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue one million shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at September 30, 2019. We have accrued $8,100 and $31,300 as interest expense during the three and nine months ended September 30, 2019 for the 17 million shares due for the extensions. The three notes are currently being renegotiated.

During the three months ended September 30, 2019, the Company amortized $188,473 of debt discount and $12,477 of debt issue costs to interest expense. During the nine months ended September 30, 2019, the Company amortized $537,835 of debt discount and $40,323 of debt issue costs to interest expense.

During the three months ended September 30, 2018, the Company amortized $81,823 of debt discount and $15,374 of debt issue costs to interest expense. During the nine months ended September 30, 2018, the Company amortized $207,579 of debt discount and $21,345 of debt issue costs to interest expense.

During the nine months ended September 30, 2019, the Company issued 380,376,647 shares of common stock upon the conversion of $284,240 principal amount of notes and related accrued interest and costs of $40,690. The Company also made a cash payment of $33,680 against principal.

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

2019 Notes

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

July 2019 Notes

The Company identified embedded derivatives related to the conversion features of the July 3, 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $81,494, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 240%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $81,494 as debt discount, which will be amortized to interest expense over the original term of the note.

The Company identified embedded derivatives related to the conversion features of the July 18, 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $166,842, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 312%; and (4) an expected life of 7.5 months. The initial fair value of the embedded debt derivative was allocated $78,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $88,092 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $14,135 and $22,999 for the three and nine months ended September 30, 2019, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2019, the Company recorded expense of $250,911 and $378,476 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $1,126,614 at September 30, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.79% - 1.83%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 360% - 414%; and (4) an expected life of 5 - 9 months.

2018 Notes

The Company identified embedded derivatives related to the conversion features of the various 2018 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $12,490 and $53,352 for the three and nine months ended September 30, 2019, respectively, and were charged to interest expense.

During the three and nine months ended September 30, 2019, the Company recorded expense of $244,676 and income of $85,382 related to the change in the fair value of the derivative. The fair value of the embedded derivative was $549,002 at September 30, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.83% - 1.91%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 220% - 517%; and (4) an expected life of 1 – 6 months.

During the nine months ended September 30, 2019, the Company issued 380,376,647 shares of common stock upon the conversion of $284,240 principal amount of notes and related accrued interest of $18,929 and made a cash principal payment of $33,680. As a result of the conversions and payment, derivative liability in the amount of $699,156 was extinguished.

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

The Company recognized license revenue of $12,500 for each of the three-month periods ended September 30, 2019 and 2018 and $37,500 for each of the nine-month periods ended September 30, 2019 and 2018. Deferred revenue for the agreement was $411,156 and $448,656 at September 30, 2019 and December 31, 2018, respectively.

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

Note 11. Subsequent Event

No material events have occurred after September 30, 2019 that requires recognition or disclosure in the financial statements except as follows:

On November 1, 2019, the company received additional $50,000 as an amendment of the Loan and Security agreement. The terms of the new amendment are currently being negotiated.

On November 26, 2019, the company received additional $85,000 as an amendment of the Loan and Security agreement. The terms of the new amendment are currently being negotiated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes several forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nanomaterial technology company developing and commercializing products using the nanomaterial called Aqualyte. The first commercial product is the Aqualyte nanomaterial itself. It is useful in managing moisture and key gases in a variety of cross-industry products. The second commercial product is called ConsERV, a fixed plate energy recovery ventilator which is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The third commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. We continue to develop other Aqualyte uses in cross-industry applications, HVAC/Refrigeration, energy, and wastewater treatment.

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

In March 2002, the Company sold substantially all its fuel cell assets to Chevron, a large U.S. oil company for a combination of cash and the assumption by such company of certain of the Company’s obligations. Subsequently, the Company focused on expanding its nano-structured polymer platform, having already identified the Energy Recovery Ventilator (“ERV”) application as our first commercial product.

In November of 2018 the board of directors unanimously voted to change the name of the Company from Dais Analytic Corporation to Dais Corporation (the “Name Change”). The Name Change took effect with FINRA on February 27, 2019.

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, permeate at a molecular level as opposed to flowing in bulk as liquid water through a pore. Water and similar molecules permeate readily through the thermoplastic material while oxygen and most chemicals show severely limited permeability. It is believed this selectivity depends on the size and chemical characteristics of the molecules. We call this specialized material Aqualyte.

AqualyteTM

The Company invented and patented a disruptive platform plastic material technology called Aqualyte with carefully tailored properties for use in air, energy and water applications. It is made from commercially available polymer resin in flake form and industrial grade solvents which are mixed using a proprietary process involving heat, industrial equipment, and solvents. The resin and the solvents are commercially available from any number of chemical supply houses, or firms such as Dow. Our process changes the molecular properties of the starting polymer resins such that in their final form they selectively allow molecules through the plastic, including water molecules.

The Company uses patent-protected and trade secret recipes and processes to formulate the Aqualyte resin into thin film membranes with carefully controlled composition and structure. This modified block co-polymer membrane with a nanoscale organization serves as the foundation of the Dais product line. It is a non-porous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable with no pores to clog and no bacterial or fungal growth. We began selling Aqualyte in 2018 to strategic customers and continue to have growing sales of Aqualyte. We project even further growth in this area in the fourth quarter of 2019 and beyond.

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

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement continues to generate quarterly revenue for Dais. We project these revenues should increase as Haier continues its full rollout which is expected to complete during 2020. Dais projects this first agreement for targeted refrigeration products should ultimately generate over $5 million in annual revenues. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

In addition, during 2019 and in the Quarter ending September 2019, Dais sold Aqualyte to multiple customers for use in ventilation and wastewater cleaning uses. These sales are continuing in 2019 and we expect this to continue into 2020 as well.

ConsERVTM

We continue widening sales channels for our ConsERV product, an HVAC energy conservation product which should save an average of 30% on HVAC ventilation air operating costs. These savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core removes some of the heat and humidity from the incoming air and transfers it to the exhaust air stream, thereby saving energy under many conditions. For winter heating, the core typically recovers a portion of the heat and humidity in the exhaust air and transfers it into the incoming air to reduce hearing requirements.

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. In 2018, the Company began selling its ConsERV cores and systems across North America. The Company is continuing this effort to expand its North American sales channels to grow ConsERV sales with initiatives aimed at targeted professionals and companies specializing in the sale of HVAC components and systems. In addition, the company began selling nanomaterial to companies in the European Union and continues discussions with several companies to expand the market for Aqualyte sales. In the third quarter the company began discussions with interested parties outside of China in Southeast Asia to specify or distribute ConsERV nanomaterial, cores and systems. It is believed our continuing efforts in these areas will see revenues grow throughout 2019 into 2020, and beyond.

In December 2017 July 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province , China, to provide our Aqualyte moisture transfer nanomaterial in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement generated its first revenues in the quarter represented by this filing, and it is projected to yield increasing revenues throughout 2019 into 2020, and beyond.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company introduced an updated line of ConsERV products in January 2019 marketed as VitalityTM, PurityTM and ClarityTM with further upgrades projected to be introduced in 1Q 2020. Sales from these products are expected to generate revenue during 2019 and beyond.

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

Development efforts on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout 2019 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams.

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

PolyCoolTM

PolyCool is a product in development and is believed to offer strategic advantages over existing cooling tower systems. In effect, the process water is isolated in a largely closed system (like dry cooling technology) and initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne. In-house testing has shown the ability to generate cooling effects comparable to today’s existing cooling towers while largely isolating the process water from the air stream.

PolyCool systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the spread of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of Aqualyte to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCool technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less efficient dry cooling instead of evaporative cooling.

In the quarter ending September 30, 2018, the Company (September 2018) announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. Prototype testing continued in the third quarter of 2019; once complete, the product will move into field testing prior to deployment into Haier’s sales channels throughout Greater China. Once successful field testing is complete, the new product is anticipated to have a significant revenue impact for Dais, projected to be as much as $73 million annually. These revenues could begin as early as the third quarter of 2020. The product is an innovative PolyCool condensing unit designed for incorporation into commercial Haier cooling units to be deployed into Haier’s Greater China sales and distribution channels.

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is placing the majority of the Company’s resources behind the two most mature products in two major revenue generating paths: ConsERV cores, and systems, and the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results yet Dais’s product in these areas over commits the company’s resources and product maturity.

Management projects this narrower focus will increase revenues allowing profitability to occur faster by leveraging its depth in marketing, building and selling ConsERV cores and systems mainly in N. America, and in selling high performing Aqualyte nanomaterial where Aqualyte has shown improved performance over current industry solutions.

The advance materials-only sales activities are being done with select, successful companies located in the European Union and South East Asia (including China) which take full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

To help us support our capabilities to deliver ConsERV cores and systems, and Aqualyte advanced nanomaterial, we have qualified manufacturing companies to join our supply chain to produce materials and components for us, guided by Dais-qualified manufacturing practices to meet the growing demand for product in N. America, in the European Union and South East Asia (including China). We project this expansion of the supply chain will result in lower costs and quicker order fulfillment, generating revenues faster.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of Aqualyte nanomaterials, components for energy recovery ventilation, and other known HVAC and select cross industry products.

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2019	2018
REVENUE
Sales	$239,609	$342,058
Royalty and license fees	37,500	12,500
Total revenue	277,109	354,558

COST OF GOODS SOLD	186,954	213,661

GROSS MARGIN	90,155	140,897

OPERATING EXPENSES
Research and development, net of government grant proceeds of $22,443 and $24,289 for the three months ended September 30, 2019 and 2018, respectively	42,608	56,983
Selling, general and administrative	279,895	401,910
TOTAL OPERATING EXPENSES	322,503	458,893

LOSS FROM OPERATIONS	(232,348)	(317,996)

OTHER INCOME (EXPENSE)
Interest expense	(427,961)	(387,398)
Change in fair value of derivative liabilities	(495,587)	94,713
Gain on extinguishment of debt	2,156	154,047

TOTAL OTHER INCOME (EXPENSE), NET	(921,392)	(328,064)

NET LOSS	$(1,153,740)	$(646,060)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	377,082,190	147,678,443

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane and NanoClear evaporators. Product sales were $239,609 and $342,058 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $102,449 or 30%. The decrease in product sales resulted from less Aqualyte nanomaterial being sold. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2019 and beyond then allowing for expansion of revenues faster.

Revenues from royalty and license fees were $37,500 and $12,500 for the three months ended September 30, 2019 and 2018, respectively, an increase of $25,000 or 200%. The increase in revenues from royalty and license fees resulted from the royalties due pursuant to the Menred License and Supply Agreement.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators and Aqualyte nanomaterial. Cost of goods sold were $186,954 and $213,661 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $26,707 or 12.5%. This reflects the decrease in sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $90,155 and $140,897 representing 32.5% and 39.5% for the three months ended September 30, 2019 and 2018. The gross margin decrease was due to a timing issue on billing for new materials that are an integral component of newer ConsERV cores and NanoClear membrane evaporators.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $65,051 and $81,272 for the three months ended September 30, 2019 and 2018, a decrease of $16,221 or 20%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $22,443 and $24,289 for the three months ended September 30, 2019 and 2018, a decrease of $1,846 or 7.5%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovative Research Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $279,895 and $401,910 for the three months ended September 30, 2019 and 2018, a decrease of $122,015 or 30.5%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV and Aqualyte products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

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

The decrease in selling, general and administrative expenses for the three months ended September 30, 2019 compared to the same period in 2018 is the result of decreased payroll costs and professional fees.

Other Income (Expense)

Other expenses were $921,392 and $328,064 for the three months ended September 30, 2019 and 2018, respectively, an increase of $593,328 or 181%. The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the three months ended September 30, 2019 was $1,153,740 compared to a net loss of $646,060 for the three months ended September 30, 2018. The higher loss in the three months ended September 30, 2019 was due to the increase in other expenses.

Nine Months Ended September 30, 2019 Compared to September 30, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2019	2018
REVENUE
Sales	$809,707	$878,336
Royalty and license fees	62,500	37,500
Total revenue	872,207	915,836

COST OF GOODS SOLD	545,761	607,163

GROSS MARGIN	326,446	308,673

OPERATING EXPENSES
Research and development, net of government grant proceeds of $55,849 and $49,304 for the nine months ended September 30, 2019 and 2018, respectively	158,443	197,195
Selling, general and administrative	1,025,043	1,492,330
TOTAL OPERATING EXPENSES	1,183,486	1,689,525

LOSS FROM OPERATIONS	(857,040)	(1,380,852)

OTHER INCOME (EXPENSE)
Interest expense	(1,529,409)	(877,110)
Change in fair value of derivative liabilities	(293,094)	(116,320)
Gain on extinguishment of debt	55,705	349,721

TOTAL OTHER INCOME (EXPENSE), NET	(1,766,798)	(643,709)

NET LOSS	$(2,623,838)	$(2,024,561)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	240,478,981	143,222,751

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $809,707 and $878,336 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $68,629 or 8%. The decrease in product sales was due to the delivery of Milestone 1 of the Research and Development Project pursuant to the Haier Agreement in during the nine months ended September 30, 2018

Revenues from royalty and license fees were $62,500 and $37,500 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $25,000 or 66.5%. The increase in revenues from royalty and license fees resulted from the royalties due pursuant to the Menred License and Supply Agreement.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators and Aqualyte nanomaterial. Cost of goods sold were $545,761 and $607,163 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $61,402 or 10%. This reflects the decrease in sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $326,446 and $308,673 representing 37.5% and 33.5% for the nine months ended September 30, 2019 and 2018. The gross margin increase resulted from focused efforts to reduce manufacturing costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $214,292 and $246,499 for the nine months ended September 30, 2019 and 2018, a decrease of $32,207 or 13%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $55,849 and $49,304 for the nine months ended September 30, 2019 and 2018, an increase of $6,545 or 13%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovative Research Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,025,043 and $1,492,330 for the nine months ended September 30, 2019 and 2018, a decrease of $467,287 or 31%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional infrastructure needed to support the expanded commercialization of our ConsERV and Aqualyte products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

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

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2019 compared to the same period in 2018 is the result of decreased payroll costs and marketing expense.

Other Income (Expense)

Other expenses were $1,766,798 and $643,709 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,123,089 or 174.5%. The increase in other expense is due to additional debt discount, finance cost, change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and the carrying value of debt at time of extinguishment, and issuance of warrants.

Net Loss

Net loss for the nine months ended September 30, 2019 was $2,623,838 compared to a net loss of $2,024,561 for the nine months ended September 30, 2018. The higher loss in the nine months ended September 30, 2019 was due to the increase in other expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2019, we generated a net loss of $2,623,838 and have incurred significant losses since inception. As of September 30, 2019, we had an accumulated deficit of $52,761,028, a stockholders’ deficit of $8,285,957 and cash and cash equivalents of $13,774. We used $474,624 and $637,076 of cash from operations during the nine months ended September 30, 2019 and 2018, respectively, which was funded primarily by proceeds from note payables and gross margin. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes that our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments, given the growth in 2019 in manufacturing and sales of products both in ConsERV and Aqualyte is sufficient to fund our working capital requirements for the balance of 2019. However, there can be no assurance that we will be successful in our efforts to secure such additional sources of product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of September 30, 2019 were $13,774 compared to $29,300 as of December 31, 2018. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $474,624 for the nine months ended September 30, 2019 compared to $637,076 for the same period in 2018. The decrease in net cash used was primarily due to lower operating loss, change in customer deposit and an increase in amortization of debt discount.

Net cash used in investing activities was $5,222 for the nine months ended September 30, 2019 compared to $47,032 for the same period in 2018, driven by a decrease in patent costs.

Net cash provided by financing activities was $464,320 for the nine months ended September 30, 2019 compared to $766,336 for the same period in 2018, resulting from loans from a related party and convertible notes.

Financing and Capital Transactions

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Timothy N. Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016.

During 2016 through the period ended September 30, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,592,500 with an extended maturity date of November 21, 2019. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 78,250,000 shares of common stock with an exercise price of $0.01 with a ten-year exercise period and 480,000 shares of common stock.

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

July 2019 Notes

On July 3, 2019, the Company issued a convertible note with a face amount of $100,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on July 3, 2020. The note included legal costs of $5,000 which were deducted from the proceeds and which will be amortized over the life of the note. The Company received cash proceeds of $95,000.

On July 18, 2019, the Company issued a convertible note with a face amount of $78,750. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on March 7, 2020. The note included legal costs of $3,750 which were deducted from the proceeds and which will be amortized over the life of the note. Proceeds of $75,000 were used for legal fees and were disbursed directly to the attorney.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any pending legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. The information required by this Item is incorporated herein by reference to Notes to Financial Statements––Note 10. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The Company resolved recent litigation matters by agreeing to the following settlement terms: $79,686.46 payable to General Manufacturing, LLC d/b/a Power Plant Services, at the rate of $500 per month; $20,900 payable to SoftinWay, Inc., at the rate of $500 per month; and $14,327.96 payable to Old Dominion, at the rate of $500 per month.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019 that were not previously reported in a Current Report on Form 8-K.

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

