Form 10-K
period 2019-12-31
DAIS Corp
filed 2020-06-02
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $285,695 based on the closing price of $3.40 per share of Dais Corporation common stock as quoted on the OTC Pink Marketplace on that date.

June 1, 2020, there were 278,128 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “DLYT,” refer to Dais Corporation, a New York corporation (formerly known as ‘Dais Analytic Corporation’).

Explanatory Note

Dais Corporation (the “Company”) disclosed in its Form 8-K filed on March 30, 2020 that it would be relying on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership (as superseded by the order dated March 25, 2020) delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were due to the circumstances related to COVID-19. COVID-19-related shelter-in-place orders and office closures severely affected transportation and limited access to the facilities of the Company and staff. This resulted in disruptions to the Company’s staff which delayed our ability to complete our audit and the Company’s ability to prepare the Report. The Company was unable, without unreasonable effort or expense, to file its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) by the May 29, 2020 extended deadline (which is 60 days from the Report’s original filing deadline of March 30, 2020).

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our ability to continue as a going concern;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue considering our financial condition;
●	the amount of cash necessary to operate our business;
●	our plans and expectations with respect to our continued operations;
●	the expected development and success of new instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances, and joint ventures;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources on the market for nano-structured polymer technology materials;
●	the price volatility of the common stock;
●	the historically low trading volume of the common stock;
●	our ability to attract and retain qualified personnel;
●	unanticipated litigation and the outcome of existing litigation;
●	our ability to do business in China and elsewhere overseas;
●	our ability to compete with current and future competitors;
●	the trustworthiness of our counterparties to fulfill their obligations;
●	our ability to commercialize our intellectual property;
●	other factors discussed in our other filings made with the Commission.

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

In November of 2018, the board of directors unanimously voted to change the name of the Company from Dais Analytic Corporation to Dais Corporation (the “Name Change”). The Name Change took effect with FINRA on February 27, 2019.

On November 2, 2018, the shareholders of the Company approved an increase in the authorized common shares of the company from 240,000,000 shares to 340,000,000 shares. On March 14, 2019, the shareholders approved an increase in authorized common shares from 340,000,000 shares to 1,100,000,000 shares. In July 2019, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-500 to one-for-2,000. On October 31, 2019, the Company amended its Certificate of Incorporation to reflect a one-for-2,000 reverse stock split of the Company’s common stock. The reverse split was effective December 6, 2019. All share and per share data have been retroactively restated in this annual report and the accompanying financial statements and footnotes to reflect the effects of the reverse split.

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a molecule. We call this specialized material Aqualyte.

Our Products

Aqualyte TM

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

The Company invented and patented Aqualyte as a disruptive platform plastic material technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. It is a nonporous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable with no pores to clog and no bacterial or fungal growth. We began selling Aqualyte in 2018 to strategic customers and continued through 2019 and beyond.

The Company continues to develop next generation versions of our Aqualyte material by adding new features and improving the manufacturability of the nanomaterial. These and other improvements allow Aqualyte to serve a wider variety of uses in the ConsERV and NanoClear target markets. Aqualyte is the underlying technology for our family of products, including ConsERV fixed-plate Energy Recovery Ventilators (ERVs), and NanoClear high-performance contaminated water cleaning devices. Aqualyte represents the basis for a broad class of materials with unique features precisely managed by engineered products. Features of the Aqualyte technology include the ability to create hermetic composite membranes possessing ion conduction, high moisture transfer and high molecular selectivity. Our engineering process manages these features to offer differentiated products like ConsERV and NanoClear that are targeting worldwide needs in the clean air, energy efficiency and clean water markets.

The Company sells Aqualyte to companies that use the product to manufacture value-added components and systems that take advantage of its characteristics. In 2017, Dais signed a multi-year agreement with The Haier Group (the “Haier Supply Agreement” described below) that led to increased sales of Aqualyte to Haier for use in their products. In addition, during 2019, Dais sold Aqualyte in a composite membrane form to multiple customers for use in ventilation, HVAC, transportation, and refrigeration. These sales are expected to continue and to grow in 2020 and beyond.

ConsERV TM

We continue widening the channels of commercialization for the ConsERV product. ConsERV is an HVAC energy conservation product which should, according to various tests, save an average of up to 30% on HVAC ventilation air operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nanotechnology polymer which has been formed into a full enthalpy heat exchanger (the “core”). The nanotechnology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the core removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the core transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy. When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

Historically, overall ConsERV core sales were negatively impacted at the beginning of 2017 from the December 2016 termination of the licensing agreement with Multistack LLC which required minimum monthly purchases of cores and related products by Multistack LLC and related entities. The Company is working diligently to re-set ConsERV sales in the effected North American market with initiatives aimed at the architect/engineer specified sales channels as well as establishing relationships with key regional sales channels.

In 2018 and continuing since, the Company is working to re-set ConsERV sales (cores and systems) in the effected North American market selling to representatives across North America. The Company has and continues to negotiate exclusive arrangements with representatives in multiple regions across this geography who in turn target architect and specifying engineers, select OEMs, utility sponsored programs, and sophisticated users of HVAC equipment.

ConsERV revenues began to grow in 2019 as the earlier initiatives began to grow aided by the introduction of a newer line of ConsERV systems and an updated line of ConsERV cores better targeted to serve what management believes addresses up to 75% of the ERV market in N. America.

We continue to have targeted discussions with several companies in the European Union interested in buying and distributing both Aqualyte nanomaterial for use in their ERV cores as well as selling Dais produced ConsERV cores. To help us expand our capabilities in the reported high growth HVAC markets in South East Asia, Dais qualified a Chinese manufacturing company to produce ConsERV cores using Aqualyte membrane to meet the growing demand for ConsERV systems in China and the South East Asian markets at projected lower pricing, and faster order fulfillment.

The Company expects this trend of growing ConsERV system, core, and Aqualyte nanomaterial revenues to continue into 2020 and beyond.

NanoClear TM

We commercially introduced a limited number of NanoClear Membrane Evaporators (ME) for pilot testing in China; the ME removes quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. We constructed and operate a pilot plant installed at a local county wastewater treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up. The evolving NanoClear product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes. These sorts of applications are the Company’s primary focus. This includes higher salt concentrations and low pH waste streams.

The product’s core strength, supported by Company, customer, and third party generated information, is its ability to clean up contaminated wastewater created by a variety of manufacturing processes.

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

PolyCool TM

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

Strategic Partnerships

In the quarter ending September 30, 2018, Dais entered into a strategic development and licensing agreement with the Haier Group, located in Qingdao, China. This innovative work is based around the Company’s Aqualyte nanomaterial in a Polycool-like device that would use the evaporation of water through an Aqualyte™ membrane to enhance the performance of refrigerant condensers Haier sells currently.

Haier, and the Company are continuing the development and testing efforts scheduled to run through the end of 2020, Assuming positive development and beta field test results, it is projected Haier will move this novel chilling technology into their Greater China sales channels as early as the 2nd quarter of 2021. The new product, if introduced as projected, is anticipated to have a significant revenue impact for Dais which can be better qualified in the 3rd or 4th quarter of 2020.

In July of 2017, Dais first entered a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement has already generated increasing quarterly revenue for Dais and should continue to expand with full roll‑out expected by late 2020. Dais projects this first agreement alone for refrigeration products should ultimately generate as much as $5.6 million in annual revenues once fully deployed. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

Also, in July 2017, we signed a 7-year, non-exclusive agreement with the Menred Group (http://www.menred.eu/en/index.html), China, to provide our Aqualyte moisture transfer nanomaterial for us in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market. We have expected revenues from this relationship to begin in 2019 and growing. Due to changes in local government policies in China the Menred production is now beginning in the 3Q of 2020.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of nanomaterials and components for NanoClear industrial wastewater treatment, and ConsERV for heating, ventilating, and air-conditioning (HVAC). We expect these new orders to convert to increase in revenue into 2020 and beyond as we address expansion in our sales channels, and supply chain to meet the projected increase of our proprietary nanomaterial based products.

Our Patents

We own the rights to thirteen U.S. patents, four Chinese patents, one Hong Kong patent, two U.S. patent applications, and three Patent Cooperation Treaty (“PCT”) applications. National stage applications based on one of the PCT applications have resulted in a patent being issued in the U.S., China, and Hong Kong. National stage applications based on a second PCT application have resulted in a patent being issued in both the U.S. and China. National stage applications based on a third PCT application have resulted in the issuance of a U.S. patent with a further application pending in Hong Kong. National stage applications based on the remaining two PCT applications have resulted in the issuance of two U.S. patents. Divisional applications based on two of the above mentioned PCT applications have been filed in China and Hong Kong. National stage applications based on the co-owned PCT application have resulted in one U.S. patent. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from several commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

•

Unique surface characteristic: During the formation of our nanomaterial, we believe the resulting inherent features of this material allow it to offer highly efficient latent and sensible transfer abilities as well as creating an inhospitable surface area to support the growth of most known pathogens, mold and mildew. This belief is validated by testing done by 3rd party industry organizations over the past decade. The third parties (including laboratories, universities, utilities, and end users) use known industry standards, i.e. ASTM and others, for their test protocols. The test results,  as well as the Company’s own on-going testing, supports the belief the features of a properly configured product tuned to manage the features of the company’s nanomaterial allow functionally diverse, higher efficiency products to be built and sold worldwide resulting in the creation of an on-going, growing, sustainable revenue streams focused squarely on shareholder value.

The company also owns multiple utility patents that cover inventions that are new, improvements and useful processes including the design and fabrication of devices or approaches that use properties of the polymers described above for HVAC, energy, food preservation and water treatment applications.

Intellectual Property

As stated above, we own thirteen U.S. patents, four Chinese patents, one Hong Kong patent and co-own one additional U.S patent. These patents cover the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents refer to applications relating to the materials we are developing. Please see the “Risk Factors” Section. A list of our existing patents follows:

1.	U.S. Patent No. 6,383,391 - Water- and ion-conducting membranes and uses thereof. This patent was issued on May 7, 2002 and the patent term ends on or about July 28, 2020.
2.	U.S. Patent No. 6,413,298 - Water- and ion-conducting membranes and uses thereof. This patent was issued on July 2, 2002 and the patent term ends on or about July 28, 2020.
3.

U.S. Patent No. 6,841,601 - Crosslinked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and the patent term ends on or about March 13, 2022.

4.

U.S. Patent No. 7,179,860 - Cross-linked polymer electrolyte membranes for heat, ion, and moisture exchange devices. This patent was issued on February 20, 2007 and the patent term ends on or about March 13, 2022.

5.	U.S. Patent No. 7,990,679 - Nanoparticle ultracapacitor. This patent was issued on August 2, 2011 and the patent term ends on or about November 22, 2029.
6.	U.S. Patent No. 8,222,346 - Block copolymers and method for making same. This patent was issued on July 17, 2012 and the patent term ends on or about September 28, 2027.
7.	U.S. Patent No. 8,470,071 - Enhanced HVAC system and method. This patent was issued June 25, 2013 and the patent term ends on or about August 13, 2030.
8.	U.S. Patent No. 8,500,960 - Multi-phase selective mass transfer through a membrane. This patent was issued on August 6, 2013 and the patent term ends on or about October 8, 2030.
9.	U.S. Patent No. 8,586,637 - Stable and compatible polymer blends. This patent was issued November 19, 2013 and the patent term ends on or about May 2, 2030.
10.	U.S. Patent No. 9,013,155 - Energy storage devices including a solid multilayer electrolyte. This patent was issued April 21, 2015 and the patent term ends on or about March 3, 2031.
11.	U.S. Patent No. 9,283,518 - Fluid treatment systems and methods using selective transfer membranes. This patent was issued March 15, 2016 and the patent term ends on or about September 18, 2032.
12.	U.S. Patent No. 9,293,269 - Ultracapacitor tolerating electric field of sufficient strength. This patent was issued March 22, 2016 and the patent term ends on or about May 2, 2033.
13.	U.S. Patent No. 9,393,557 - Anionic Exchange Electrolyte Polymer Membranes. This patent was issued July 19, 2016 and the patent term ends on or about February 10, 2032.
14.	China Patent No. ZL200880009211.4 - Multi-phase selective mass transfer through a membrane. This patent was issued March 27, 2013 and the patent term ends on or about January 22, 2028.
15.	Hong Kong Patent No. HK1139888 - Multi-phase selective mass transfer through a membrane. This patent was issued January 10, 2014 and the patent term ends on or about January 22, 2028.
16.	China Patent No. ZL201180012841.9 - Energy storage devices including a solid multilayer electrolyte. This patent was issued September 9, 2015 and the patent term ends on or about January 7, 2031.
17.	China Patent No. ZL201310052408.9 - A dryer having a drying chamber comprising heated air. This patent was issued January 21, 2016 and the patent term ends on or about January 22, 2028.
18.	China Patent No. CN104096459B - Fluid treatment systems and methods using selective transfer membranes. This patent was issued November 5, 2018 and the patent term ends on or about September 7, 2031.

We have provisional and patent applications in the following areas: Energy Storage Devices, Enthalpy Core Applications and Construction, and Water Treatment and Desalination.

The following is a partial list of the patent applications publicly visible:

1.	WO/2017/062812A1 - Evaporative chilling systems and methods using a selective transfer membrane
2.	WO/2018/0320988A1 - Compact membrane-based heat and mass exchanger

Patents may or may not be granted on any of the above applications. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by entering into confidentiality agreements with our current and prospective strategic partners and employees.

Manufacturing

The Company currently assembles ConsERV cores and NanoClear modules. Aqualyte fabrication is outsourced. For future expansion and high-volume scale-up, the Company has continued to establish a robust supply chain with strategic partners having existing multiple channel access to markets - or with qualified outsourced firms. We use a blended “outsourced / in-house” model for material, component, and assembly needs. We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased from alternative suppliers. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

Customers and Suppliers

For Aqualyte membrane the Company has signed a license agreement with Haier for use in crisper drawers in new refrigerators. We also entered into an agreement with Aperia Solutions (www.aperia.com) to provide membrane for use as a tire inflation product in North America and Europe. We are providing Original Equipment Manufacturers (OEMs) with Aqualyte membrane for use in Energy Recovery Ventilators and other industrial applications. For ConsERV the Company has a multi-year license agreement with Menred to increase the market in China while we are working with North American OEMs to provide full systems and cores to end users through sales representatives. For NanoClear, the Company is working with third party turnkey providers to build and operate fully functional systems for pilot testing of the treatment of industrial wastewater. We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and of the value-added products made with these materials. We require our suppliers to provide components in a timely manner, and to meet the Company’s quality, quantity and cost requirements or technical specifications with acceptable terms. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company were ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create delays in production.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $293,751 and $318,358 for the years ended December 31, 2019 and 2018, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively.

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

There are several companies located in the U.S., Canada, Europe, and Asia that have been developing and selling technologies and products in the energy recovery industry as listed below. We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources than us. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, Fuwei, Ltd, CORE Energy Recovery Solutions, Renewaire, Holtop, Hoval, Klingenberg, Solar Palau, Kraton, Daikin and AirXchange.
NanoClear	Dow, Dupont, Siemens, GE, Mitsubishi, Kraton and many small and regional companies using existing technologies.
NanoAir	AAON, Trane, Carrier, York, Haier, Mitsubishi, LG, Electrolux, Samsung, Whirlpool, Kraton and Daikin.
PolyCool

Evapco, Baltimore Air Coil, SPX Technologies, Brentwood Industries, Cooling Tower Systems, Whaley Products, and Paltech. Some of the large Air Conditioner manufacturing companies also produce cooling tower systems i.e. Trane and Carrier.

We believe that the combination of our nano-material platform’s characteristics (high selectivity, high flux rate, manufacturability, et al.) and growing patent position forms competitive advantages, which may allow us time to execute our business plan. Many of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

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

We do not know the extent to which any existing or new regulations may affect our ability to distribute, install and service any of our products. Once our other products reach the commercialization stage and we begin distributing them to our target markets, federal, state, or local governmental entities may seek to impose regulations.

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

Employees

As of December 31, 2019, we employed 10 full-time employees and one independent contractor. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The current monthly rent is $4,066, including sales tax. We also pay all taxes and utilities as well as most repairs relating to the building. Most of our functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development and product assembly and shipping. Key polymer synthesis and casting is outsourced and not done at this facility.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Soex Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s Common Stock, equal to approximately 31% of the issued and outstanding shares of Common Stock as of December 31, 2016. Pursuant to the Soex Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles in mainland China, Hong Kong, Macao and Taiwan (the “Soex Distribution Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of its products and to purchase its requirements of nano-material membrane only from the Company. During 2014, $50,000 of the $500,000 license fee was received from Soex. Pursuant to the Soex Distribution Agreement, Soex was required to pay the Company $500,000, issue to it 25% of the equity of a newly created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Board of Directors of the Company (the “Board”) ratified the termination of the Soex Distribution Agreement, due to the breaches by Soex.

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

As a result of the above, we terminated the Soex Distribution Agreement. As provided in Section 14€ of the Soex Distribution Agreement, the Company has the right to enforce any obligation due to us by Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is currently trading on the OTC Pink Marketplace operated by OTC Markets Group Inc. under the symbol “DLYT''.

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

On November 2, 2018, the shareholders of the Company approved an increase in the authorized common shares of the company from 240,000,000 shares to 340,000,000 shares. On March 14, 2019, the shareholders approved an increase in authorized common shares from 340,000,000 shares to 1,100,000,000 shares. In July 2019, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-500 to one-for-2,000. On October 31, 2019, the Company amended its Certificate of Incorporation to reflect a one-for-2,000 reverse stock split of the Company’s common stock. The reverse split was effective December 6, 2019. All share and per share data have been retroactively restated in this annual report and the accompanying financial statements and footnotes to reflect the effects of the reverse split.

Approximate Number of Equity Security Holders

As of June 1, 2020, there were approximately 116 shareholders of record of our common stock.

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

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	10,514	$340

In June 2000 and November 2009, the Board adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors and employees. Certain awards under the Plans may be subject to performance conditions. The Board of Directors approved and made available 5,547 and 7,500 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 5,000. The 2015 Plan authorizes the grant to eligible individuals of (1) Stock Options (Incentive and Non-Qualified), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

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

Under the 2015 Plan, awards which were not previously exercisable and vested may not be accelerated due to a change of control unless the Optionee’s employment is involuntarily terminated because of the change of control. A change of control shall be deemed to occur upon the consummation of a merger or consolidation of the Company with or into any other entity that results in the transfer of 50% of the combined voting power to the new party, sale of all or substantially all of our assets, replacement of a majority of our board of directors, acquisition by any person of securities representing 50% or more of the voting power of our then outstanding securities (other than securities issued by us) or any other event which the board of directors determines would materially alter our structure or ownership.

Non-employee directors of the Company are usually granted options each year, which generally become exercisable upon the date of grant, and generally expire on the earlier of ten years from the date of grant or up to three years after the date that the Optionee ceases to serve as a director. Our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants, and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our Plans. The terms of these grants may be individually negotiated.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On June 24, 2016, the Company entered into a Loan and Security Agreement (the “Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). Ms. Tangredi is the wife of Timothy Tangredi, the Company’s CEO and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000; or (ii) October 31, 2016 (the “Maturity Date”). On September 7, 2016, the parties amended the Security Agreement (“First Amendment”) whereby the principal amount was increased by $100,000. In addition, the Company issued on October 19, 2016, 100 shares of $0.01 par value common stock in accordance with the terms of the First Amendment. The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. The Company is using the proceeds of the Note and the First Amendment for working capital purposes.

During 2017, the Company and the Holder agreed to extend the Maturity Date of the Note in various amendments. Pursuant to the amendments, the principal amount due was increased to $1,332,000 with accrued interest of $102,059 and an extended Maturity Date of April 10, 2018. As consideration for the additional proceeds and modification of the Maturity Date, the Company issued to the Holder warrants to purchase an aggregate of 13,125 shares of common stock of the Company with an exercise price of $20.00 and a ten year exercise period, and has issued the Holder a total of 240 shares of common stock of the Company.

During 2018, the Company and the Holder agreed to extend the Maturity Date of the Note in various amendments. The principal amount due remained at $1,332,000 and had accrued interest of $248,282 at December 31, 2018 and an extended Maturity Date of November 16, 2018. As consideration for the modification of the Maturity Date, the Company is obligated to issue 40 shares of $0.01 par value common stock valued at $3,200. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018

On April 23, 2018, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the consulting agreement, services commenced on April 23, 2018 and continued for three months. The Company issued to the consultant 1,500 shares of common stock, valued at $120,000. All shares earned under the agreement are considered earned in full and beneficially owned as of April 25, 2018.

On May 15, 2018, the Company issued 1,000 shares of common stock as consideration towards past services rendered, valued at $40,000, in accordance with the License and Supply Agreement with Zhejiang MENRED Environmental Tech Co, Ltd. effective December 21, 2017. The value of the shares issued was included in accrued expenses at December 31, 2017.

On June 15, 2018, the Company issued 1,500 shares of common stock, valued at $180,000, pursuant to an agreement with an outside business consultant.

On June 20, 2018, the Company issued 74 shares of common stock, valued at $8,925, as further incentive to an outside investor to issue a convertible note with a face amount of $89,250. (See Note 7. - Convertible Notes Payable).

On July 11, 2018, the Company issued 100 shares of common stock, valued at $14,000, as further incentive to an outside investor to issue a convertible note with a face amount of $100,000. (See Note 7. - Convertible Notes Payable).

On October 1, 2018, the Company issued 100 shares of common stock, valued at $6,000, as further incentive to an outside investor to continue to issue convertible notes.

On December 1, 2018, the Company issued 332 shares of common stock, valued at $19,875, as further incentive to an outside investor to issue two convertible notes with a face amount of $210,000. (See Note 7. - Convertible Notes Payable).

On January 28, 2019, the parties amended the Loan and Security Agreement (“Seventeenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 8, 2019. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2019.

On April 16, 2019, the parties amended the Loan and Security Agreement (“Eighteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 30, 2019. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2019.

On May 24, 2019, the parties amended the Loan and Security Agreement (“Nineteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 20, 2019. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities on December 31, 2019.

On August 27, 2019, the parties amended the Loan and Security Agreement (“Twentieth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 21, 2019. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2019.

On November 1, 2019, the parties amended the Loan and Security Agreement (“Twenty First Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) December 15, 2019. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2019.

On December 12, 2019, the parties amended the Loan and Security Agreement (“Twenty Second Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) January 30, 2020. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2019.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2019.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

We have developed and patented a nanostructured polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in several diverse market segments and products. We will expand our push to sell ConsERV product domestically and internationally. Growing emphasis is being actively placed on the NanoClear product to generate another revenue stream as a commercially available membrane evaporator given its functionality, and differentiation in the worldwide water market.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 as compared with December 31, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2019	2018

REVENUE
Sales	$830,625	$1,331,251
Royalty and license fees	75,000	50,000
	905,625	1,381,251

COST OF GOODS SOLD	600,213	921,394

GROSS MARGIN	305,412	459,857

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively	203,757	253,464
Selling, general and administrative	1,369,037	1,862,024
TOTAL OPERATING EXPENSES	1,572,794	2,115,488

LOSS FROM OPERATIONS	(1,267,382)	(1,655,631)

OTHER INCOME (EXPENSE)
Interest expense	(2,126,590)	(1,396,468)
Change in fair value of derivative	(712,952)	(322,383)
Gain on extinguishment of debt	57,784	349,721
TOTAL OTHER EXPENSE, NET	(2,781,758)	(1,369,130)

NET LOSS	$(4,049,140)	$(3,024,761)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(19.20)	$(41.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	210,940	72,229

Revenue

We generate our revenues primarily from the sale of our ConsERV cores, our Aqualyte membrane, and NanoClear membrane evaporators. Product sales were $830,625 and $1,331,251 for the years ended December 31, 2019 and 2018, respectively, a decrease of $500,626 or 38%. We had a 53% increase in ConsERV sales, a 258% increase in NanoClear sales, and a 70% decrease in Aqualyte membrane sales. This decrease in Aqualyte sales was due to significant concentrations of sales belonging to two customers in 2018 and 2019. Other than Aqualyte sales, we have seen an overall increase in revenue for all of our product lines and we are focusing on creating sustainable revenues with the expectation that this will allow for continued growth in 2020.

Revenues from royalty and license fees were $75,000 and $50,000 for the years ended December 31, 2019 and 2018, respectively an increase of $25,000 or 50%due to the royalty due per the license agreement with Menred.

Cost of Sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores, NanoClear evaporators and Aqualyte membrane. Cost of goods sold were $600,213 and $921,394 for the years ended December 31, 2019 and 2018, respectively, a decrease of $321,181 or 35% resulting from focused efforts to reduce our costs by working with our current suppliers on better pricing and finding alternative suppliers and materials.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $293,751 and $318,358 for the years ended December 31, 2019 and 2018, respectively, a decrease of $24,607 or 8%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively, an increase of $25,100 or 39%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,369,037 and $1,862,024 for the years ended December 31, 2019 and 2018, respectively, a decrease of $492,987 or 26%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

•

Additional expenses because of being an SEC reporting company including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees, and similar expenses;

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

The 26% decrease in selling general and administrative expenses in the year ended December 31, 2019 compared to the same period in 2018 resulted from varying marketing, professional services, and travel costs offset by lower payroll fees, recruiting fees and insurance fees.

Other Income (Expense)

Interest expense for the year ended December 31, 2019 was $2,126,590 compared to an expense of $1,396,468 for the year ended December 31, 2018. Loss on change in fair value of derivative increased to $712,952 from $322,383 from 2018 to 2019 and there was a decrease in gain on extinguishing debt from $349,721 in 2018 to $57,784 in 2019.

Net Loss

Net loss for the year ended December 31, 2019 was $4,049,140 compared to a net loss of $3,024,761 for the year ended December 31, 2018. The increase in net loss in 2019 was primarily due to increased expenses from financing activities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2019, we generated a net loss of $4,049,140 and have incurred significant losses since inception. As of December 31, 2019, we have an accumulated deficit of $54,186,330, total stockholders' deficit of $9,668,994, negative working capital of $9,840,866 and cash and cash equivalents of $4,083. We used $718,090 and $1,069,228 of cash from operations during the years ended December 31, 2019 and 2018, respectively, which was funded primarily through proceeds from loans from related parties and equity financings. There is no assurance that such financing will be available in the future.

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations, and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2019 were $4,083 compared to $29,300 as of December 31, 2018. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $718,090 and $1,069,228 during the years ended December 31, 2019 and 2018. The decrease in cash used in operations of $351,138 results primarily from a decrease in loss of $363,833 (after adjusting for noncash items), partially offset by a decrease in cash resulting from the net change in operating assets and liabilities

Net cash used by investing activities was $11,547 and $59,844 for the year ended December 31, 2019 compared to the same period in 2018, driven primarily by decreases in patent spending in 2019.

Net cash provided by financing activities was $704,420 for the year ended December 31, 2019 compared to $1,036,336 for the same period in 2018. The difference is a decrease in proceeds from note payable in 2019.

Material Financing Transactions

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

March 2018 Note

On March 12, 2018, the Company issued a convertible note, in the principal amount of $100,000 (the “March 2018 Note”). The March 2018 Note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. The March 2018 Note provides for an interest payment of 10% of the principal amount of the March 2018 Note, payable before or upon maturity. The March 2018 Note matured six months from the effective date of March 12, 2018. The March 2018 Note contains original issue discount of $20,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the March 2018 Note. These costs have also been amortized over the life of the March 2018 Note. The Company received cash proceeds of $100,000 from the March 2018 Note.

On September 18, 2018, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 were repaid to extend the maturity date of the March 2018 Note to March 18, 2019. We incurred additional original issue discount of $20,000, 10% interest and legal costs of $6,000 because of the extension. These costs are being amortized over the life of the March 2018 Note.

April 2018 Notes

On April 4, 2018, the Company issued a convertible note, in the principal amount of $75,000. This note and accrued interest were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provided for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matured six months from the effective date of April 4, 2018. The note contained original issue discount of $15,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $75,000. The note, interest and costs were paid at maturity.

On April 30, 2018, the Company issued a convertible note, in the principal amount of $150,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. The note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. The note matures six months from the effective date of April 30, 2018. The note contains original issue discount of $30,000, payable at maturity, which is being amortized over the life of the note. The Company has also incurred aggregate legal costs of $9,000 related to the note. These costs are also being amortized over the life of the note. The Company received cash proceeds of $150,000. At maturity, the amount of the original issue discount of $30,000, 10% interest and legal costs of $9,000 was paid to extend the maturity date of the note to January 31, 2019. We incurred additional original issue discount of $15,000, 5% interest and legal costs of $4,500 because of the extension, payable at maturity. These costs are being amortized over the life of the new note.

June 2018 Notes

On June 1, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provided for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matured six months from the effective date of June 1, 2018. This note contained original issue discount of $10,000, payable at maturity, which has been amortized over the life of the note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs have also been amortized over the life of this note. The Company received cash proceeds of $50,000. The maturity date of the note has been extended to August 15, 2019. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 6, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 6, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs have been amortized over the life of this note. The Company received cash proceeds of $100,000. The maturity date of the note has been extended to August 15, 2019. As consideration for the extension, we have agreed to issue one million shares of common stock for each month that the note is outstanding, commencing in April 2019.

On June 7, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for an interest payment of 10% of the principal amount of this note, payable before or upon maturity. This note matures six months from the effective date of June 7, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000. At maturity, the amount of the original issue discount of $20,000, 10% interest and legal costs of $6,000 was paid and a new note issued to extend the maturity date of the note to September 4, 2019. We incurred additional original issue discount of $3,000 (face amount of the new note is $103,000) and the new note bears interest at 10% per year. The $3,000 addition to the note is being amortized over the life of the new note.

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

August 2018 Notes

On August 13, 2018, the Company issued a convertible note, in the principal amount of $100,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of August 13, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $100,000.

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

On September 18, 2018, the Company issued a convertible note, in the principal amount of $100,000, to replace a note issued in March 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of September 18, 2018. This note contains original issue discount of $20,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $6,000 related to the note. These costs are also being amortized over the life of this note.

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

On November 29, 2018, the Company issued a convertible note, in the principal amount of $50,000. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for an interest payment of 10% of the principal amount of the note, payable before or upon maturity. This note matures six months from the effective date of November 29, 2018. This note contains original issue discount of $10,000, payable at maturity, which is being amortized over the life of this note. The Company has also incurred aggregate legal costs of $3,000 related to the note. These costs are also being amortized over the life of this note. The Company received cash proceeds of $50,000.

December 2018 Note

On December 4, 2018, the Company issued a convertible note, in the principal amount of $103,000, to replace a note issued in June 2018 as discussed above. This note and accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $300 per share. This note provides for interest at 10% per year and matures on September 4, 2019. This note contains original issue discount of $3,000, payable at maturity, which is being amortized over the life of this note.

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

During the year ended December 31, 2019, the Company amortized $664,330 of debt discount and $48,094 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $68,079 and $3,296, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2019, unamortized debt discount was $101,899 and unamortized debt issue costs were $5,848.

During 2018, the Company amortized $343,882 of debt discount and $38,803 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $134,219 and $5,554, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2018, unamortized debt discount was $440,315 and unamortized debt issue costs were $34,738.

Covid-19 Disclosure

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, and marketable securities.

Economy and Inflation

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation has not had a material effect on our results of operations.

Contractual Obligations

We do not have any liabilities related to long-term contractual obligations as of December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein except for the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses on December 31, 2019, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $50,000 and $50,000 for the years ended December 31, 2019 and 2018, respectively. Royalties are recognized as earned. We recognized royalty revenue of $25,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and NanoClear systems. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 has been recorded at December 31, 2019 and 2018, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2019 or 2018.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $16,255 and $21,508 for the years ended December 31, 2019 and 2018, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $16,200 per year for the next five years and thereafter.

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

There were no stock options issued during the year ended December 31, 2019 and 2018.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “ Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company's existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2019 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all our directors and executive officers as of the date of this Annual Report. Also, provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation, or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position
Timothy N. Tangredi	64	President, Chief Executive Officer and Chairman of the Board of Directors
Brian C. Johnson	47	Chief Technology Officer
Robert W. Schwartz	75	Director
Ira William McCollum, Jr.	75	Director
Thomas E. Turner (1)	70	Director
Eliza Wang	42	Director

________

(1)

On March 10, 2020, Tom Turner resigned from his position as a member of the board of directors of Dais Corporation (the “Company”), effective immediately. Mr. Turner did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Directors and Executive Officers

The following are our directors and executive officers:

Timothy N. Tangredi has been our Chief Executive Officer since 1996. Mr. Tangredi joined us in 1996 and was appointed a member of our board of directors in 1997. In 1999 and 2000, respectively, Mr. Tangredi initiated and executed the strategic purchases of the assets of Analytic Power and American Fuel Cell Corporation. From 1979 to 1990, Mr. Tangredi worked for AT&T, as a member of the Leadership Continuity Program working in technical marketing, network operations, and project management. Mr. Tangredi earned his BS from Siena College and MBA from Rensselaer Polytechnic Institute. He is a founder and member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Aegis, created in 1995, is a licensee of our nano-structured intellectual property and materials in the biomedical and healthcare fields.

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

Robert W. Schwartz was appointed to our board of directors in 2001. Mr. Schwartz founded the Schwartz-Heslin Group (“SHG”) in 1985 and serves as its Chairman. Mr. Schwartz specializes in corporate planning, finance, and development. Prior to starting SHG, he was a founder, President and Chief Executive Officer of a venture-funded high-tech telecommunications company (Windsource, Inc.). In addition, he was the President and Chief Operating Officer of an AMEX listed company (Coradian Corporation). He was also the Chief Financial Officer of a major manufacturer of outdoor power equipment (Troy Built Products). His earlier experience was with KPMG and IBM as a management consultant. Mr. Schwartz received a Bachelor of Science from Cornell University and attended graduate courses at the University of New York at Albany. He currently serves on the boards of five corporations, including ours. Mr. Schwartz’s experience in financial planning and reporting provides assistance to us in these areas and he is considered to be a financial expert to us.

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

Thomas E. Turner joined our board of directors on December 20, 2013. Mr. Turner is currently the Chairman of Cabo Vida Group and Sun Ranch Costa Rica, two companies that are developing communities in Costa Rica. He also serves as a consultant to Golden Gate Capital, a director of Qylur Security Systems and a director of Rohinni. Mr. Turner also served as an executive of ADS imagine from 2009 to 2011. During his career he has been President and/or CEO of Wang Canada Limited, Datamax Corporation and Itronix. He has held senior management positions at The City of New York, Graphic Systems, Wang Laboratories, Symbol Technologies, WhereNet and General Dynamics. Mr. Turner’s expertise in advising and operating small technology businesses is an asset to the Board of Directors. Mr. Turner resigned from our board of directors on March 10, 2020.

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

On December 3, 2018, Mr. John Herrin submitted his resignation from his position with the Company as Chief Operating Officer. Mr. Herrin did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Significant Employees

Peter DiChiara is Corporate Secretary since December 1, 2013. Mr. DiChiara is currently a partner at Carmel, Milazzo & Feil, LLP, a law firm in New York City specializing in advising small cap companies. From August 2012 to March 1, 2016, he was Counsel for Sichenzia Ross Friedman Ference LLP. Mr. DiChiara earned a B.B.A. in accounting from the University of Notre Dame and a J.D. from Pace University School of Law. Mr. DiChiara started his career with Ernst & Young and was the Manager for External Reporting for Philip Morris Companies, now known as Altria, before working as an associate for Cadwalader, Wickersham & Taft LLP, Paul Hastings LLP, and Willkie Farr & Gallagher LLP.

Proceedings

During the last ten years, none of our officers, directors, promoters, or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

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

Board Meetings and Committees; Annual Meeting Attendance

Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held seven formal meetings during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

At each annual meeting of shareholders, directors will be elected by the holders of common stock to succeed those directors whose terms are expiring. Directors will be elected annually and will serve until successors are duly elected and qualified or until a director’s earlier death, resignation, or removal. Our bylaws provide that the authorized number of directors may be changed by action of most of the board of directors or by a vote of the shareholders of our Company. Vacancies in our board of directors may be filled by a majority vote of the board of directors with such newly appointed director to serve until the next annual meeting of shareholders, unless sooner removed or replaced. We currently do not have a policy regarding the attendance of board members at the annual meeting of shareholders.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors, and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on March 31, 2009. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2019 and 2018 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2019; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2019.

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($)(i)	(j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2019	$125,333			36,674	$162,007
and Chairman of the Board of Directors	2018	$95,000	$-	$-	$36,674	$131,674

John Herrin (3)
Former Chief Operating Officer	2019
	2018	$116,078	$-	-	$-	$116,078

Brian Johnson
Chief Technology Officer	2019	$135,006				$135,006
	2018	$111,000	$-	$-	$-	$111,000

____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2019 and 2018. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2019 and 2018. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi received a salary of $200,000 per year, effective September 14, 2011, and may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2019 and 2018, Mr. Tangredi was paid $125,333 and $95,000, respectively and had accrued unpaid salary of $74,667 and $105,437 for the years ended December 31, 2019 and 2018, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2019, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,882,464.

(3)

Mr. Herrin received a salary of $150,000 per year and served as Chief Operating Officer through December 04, 2018. In 2018 he was paid $116,078 and had accrued unpaid salary of $22,000 for the year ended December 31, 2018. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2019, we owed Mr. Herrin, if possible, to repay at a future liquidity event, or cash from operations and accrued compensation in the aggregate amount of $64,000.

Narrative Disclosure to Summary Compensation Table

Tim N. Tangredi. The Company entered into an employment agreement with Mr. Tangredi, our President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011 and subsequently on February 27, 2015 (the “Tangredi Employment Agreement”). The Tangredi Employment Agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year period. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). In addition, Mr. Tangredi will be eligible for bonus compensation at the discretion of the Board, as well as option-based compensation under our equity compensation plans. Under the Tangredi Employment Agreement, Mr. Tangredi is eligible to receive a grant to purchase up to 520,000 shares of common stock from the Company upon the successful completion of a secondary public offering. For a full description of the Tangredi Employment Agreement please refer to Item 13. Certain Relationships and Related Party Transactions -Employment Agreements below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2019.

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Timothy N. Tangredi	200	$600	6/25/2020
	63	$600	1/18/2021
	50	$800	4/5/2021
	23	$700	10/7/2021
	100	$240	11/30/2022
	1,500	$360	5/30/2023
	150	$600	12/17/2024
	150	$140	4/14/2026
	300	$80	11/23/2027
Brian Johnson	50	$600	6/25/2020
	100	$600	1/18/2021
	50	$240	11/30/2022
	500	$80	11/23/2027

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth information as of the date of May 28, 2020, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series B Preferred Stock	Percent of Class
Named Executive Officers and Directors
Timothy N. Tangredi, Officer, Chairman of the Board(1) #	242,955	46.6%	10	100%
Brian Johnson, Chief Technology Officer (2) #	701	*	-	-
Robert W. Schwartz, Director (3) #	1,210	*	-	-
Eliza Wang, Director (4)	450	*	-	-
Ira William McCollum Jr., Director (5) #	750	*	-	-
Thomas E. Turner, Director (6) #	2,175	*	-	-
All directors and officers as a group (6 persons)	248,241	48.5%	10	100%

5% or greater shareholders
Soex (Hong Kong) Industry & Investment Co., Ltd. (7)	18,750	6.7%	-	-
All 5% or greater shareholders as a group	18,750	6.7%	-	-

Total	266,991	55.2%	10	100%

__________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)

Includes 2,535 shares of common stock issuable upon exercise of stock options and 516 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi. 239,824 of Ms. Tangredi’s shares are issuable upon the exercise of stock options and stock purchase warrants.

(2)	Includes 700 shares of common stock issuable upon exercise of stock options.
(3)	Includes 1,210 shares of common stock issuable upon exercise of stock options.
(4)	Includes 450shares of common stock issuable upon exercise of stock options.
(5)	Includes 750 shares of common stock issuable upon exercise of stock options.
(6)

Includes 750 shares of common stock issuable upon exercise of stock options. Also includes 1,425 shares owned by a limited liability company for which Mr. Turner is the natural person with voting power. Mr. Turner resigned from his position as a member of our board of directors on March 10, 2020.

(7)	The natural person with voting power and investment power on behalf of Soex (Hong Kong) Industry & Investment Co., Ltd. is Sharon Han.

Applicable percentage ownership in the preceding table is based on approximately 278,757 shares of common stock outstanding as of May 28, 2020 plus, for each individual, any securities that individual has the right to acquire within 60 days of March 27, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	10,514	$340

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

Timothy N. Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis BioSciences, LLC (“Aegis”). Mr. Tangredi currently owns 52% of Aegis’ outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. Pursuant to the second license, Aegis is required to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products, nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments ended on June 2, 2015.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $57,565 and $56,760 for the years ended December 31, 2019 and 2018, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2019 and 2018 of $1,882,464 and $1,772,623, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended December 31, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,822,600 with an extended maturity date of January 30, 2020. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 239,125 shares of common stock with a weighted average exercise price of $3.41 with a ten year exercise period, from the date of issuance and 240 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company issued a warrant to purchase 1,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrant as $25,320, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 244%; and (4) an expected life of 10 years. The fair value of the warrant was charged to expense as finance cost. During the three months ended June 30, 2019 the maturity date was extended twice, to May 30, 2019 and then to August 20, 2019. The Company also received additional proceeds of $100,000. As consideration for the additional extensions of the maturity date and the additional proceeds, the Company issued warrants to purchase 20,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $141,844, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.46%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 246%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. During the three months ended September 30, 2019 the maturity date was extended to November 21, 2019. The Company also received additional proceeds of $91,500. As consideration for the additional extension of the maturity date and the additional proceeds, the Company issued warrants to purchase 5,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $17,734, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.49%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 255%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. During the three months ended December 31, 2019 the maturity date was extended to January 30, 2020. The Company also received additional proceeds of $230,100. As consideration for the additional extension of the maturity date and the additional proceeds, the Company issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.16 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $31,999, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.49%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 255%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. As of the date of filing, the note is being further negotiated to extend the maturity date.

On February 27, 2015, the Company entered into an amendment to the Tangredi Employment Agreement with Tim N. Tangredi. Currently, we have non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2019.

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). The Soex Distribution Agreement was a covenant included in a Securities Purchase Agreement, dated January 21, 2014, between the Company and Soex, pursuant to which Soex purchased 37,500,000 shares of the Company’s Common Stock, equal to approximately 31% of the issued and outstanding shares of Common Stock as of December 31, 2016. Pursuant to the Soex Distribution Agreement, in exchange for $500,000 to be paid by October 20, 2014, royalty payments and a commitment from Soex to purchase nano-material membrane and other products from the Company, Soex obtained the right to distribute and market our products for incorporation in energy recovery ventilators sold and installed in commercial, industrial and residential buildings, transportation facilities and vehicles in mainland China, Hong Kong, Macao and Taiwan (the “Soex Distribution Territory”). Further, Soex received an exclusive license in the Territory to use our intellectual property in the manufacture and sale of its products and to purchase its requirements of nano-material membrane only from the Company. During 2014, $50,000 of the $500,000 license fee was received from Soex. Pursuant to the Soex Distribution Agreement, Soex was required to pay the Company $500,000, issue to it 25% of the equity of a newly created company, Soex (Beijing) Environmental Protection Technology Company Limited and pay us royalties. Soex only paid us $50,000 of the required $500,000, did not issue the required equity and did not pay any required royalties. Effective June 12, 2015, the Board ratified the termination of the Soex Distribution Agreement, due to the breaches by Soex (see Part I, Item 3, Legal Proceedings).

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

Employment Agreements

We entered into the following employment agreements with our officers and significant employees:

The Company entered the Tangredi Employment Agreement with Mr. Tangredi, our President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011, and subsequently on February 27, 2015. The Tangredi Employment Agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year period. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in our yearly revenue compared to our prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of our board of directors or compensation committee (if applicable). Additionally, at the discretion of the Board and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the Board. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the Board, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

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

The Tangredi Employment Agreement also contains customary covenants restricting the use of our confidential information and solicitation of employees, which are similarly applicable to our other executive officers. In addition, we are obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with us, to advance indemnification expenses, and maintain his coverage under our directors’ and officers’ liability insurance policy.

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

Currently, we have non-interest-bearing accrued compensation due to Mr. Tangredi for deferred salaries earned and unpaid as described above. Pursuant to the February 27, 2015 amendment to the Tangredi Employment Agreement if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into shares of common stock of the Company during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2019 and 2018 was $85,830 and $62,500, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2017. As a result of this process, on July 12, 2017, the Board elected to engage RBSM LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017 and dismissed Mayer Hoffman McCann PC from that role. RBSM LLP remains the Company's independent registered public accounting firm for the fiscal year ending December 31, 2019.

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

DAIS CORPORATION

Date: June 1, 2020	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	June 1, 2020
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	June 1, 2020
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	June 1, 2020
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	June 1, 2020
Eliza Xuan Wang

Dais Corporation

(Formerly Dais Analytic Corporation)

Financial Statements

Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dais Corporation

(formerly Dais Analytic Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dais Corporation  (formerly Dais Analytic Corporation) (the “Company”), as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, New York

June 1, 2020

DAIS CORPORATION

(formerly Dais Analytic Corporation)

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,083	$29,300
Accounts receivable, net	12,883	34,043
Other receivables	34,144	14,348
Inventory	91,281	53,184
Prepaid expenses	32,362	48,654
Total Current Assets	174,753	179,529
Property and equipment, net	30,957	57,420
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	146,135	150,842
Total Other Assets	150,915	155,622
TOTAL ASSETS	$356,625	$392,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $280,247 and $165,076 at December 31, 2019 and 2018, respectively	$952,415	$632,574
Accrued expenses, other, including interest due to related party of $444,476 and $261,901 at December 31, 2019 and 2018, respectively	1,034,745	702,601
Accrued compensation and related benefits	2,019,777	1,909,936
Customer deposits	91,742	78,816
Notes payable to related parties	1,832,600	1,332,000
Current portion of deferred revenue	398,656	448,656
Derivative liabilities	2,349,471	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,336,213	809,197
Total Current Liabilities	10,015,619	7,193,968
Note payable - related party	10,000	-
Total Liabilities	10,025,619	7,193,968
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and no shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 and 74,910 shares issued and 278,128 and 74,281 shares outstanding at December 31, 2019 and 2018, respectively	2,788	749
Capital in excess of par value	45,976,660	44,797,156
Accumulated deficit	(54,186,330)	(50,137,190)
	(8,206,882)	(5,339,285)
Treasury stock at cost, 629 shares at December 31, 2019 and 2018, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(9,668,994)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$356,625	$392,571

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

REVENUE
Sales	$830,625	$1,331,251
Royalty and license fees	75,000	50,000
	905,625	1,381,251

COST OF GOODS SOLD	600,213	921,394

GROSS MARGIN	305,412	459,857

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively	203,757	253,464
Selling, general and administrative	1,369,037	1,862,024
TOTAL OPERATING EXPENSES	1,572,794	2,115,488

LOSS FROM OPERATIONS	(1,267,382)	(1,655,631)

OTHER INCOME (EXPENSE)
Interest expense	(2,126,590)	(1,396,468)
Change in fair value of derivative	(712,952)	(322,383)
Gain on extinguishment of debt	57,784	349,721
TOTAL OTHER EXPENSE, NET	(2,781,758)	(1,369,130)

NET LOSS	$(4,049,140)	$(3,024,761)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(19.20)	$(41.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	210,940	72,229

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2017	-	$-	70,304	$703	$44,408,387	$(47,112,429)	$(1,462,112)	$(4,165,451)
Sale of preferred stock	10	-	-	-	15	-	-	15
Issuance of common stock for services	-	-	3,000	30	299,970	-	-	300,000
Issuance of common stock for accrued expenses	-	-	1,000	10	39,990	-	-	40,000
Issuance of common stock for debt issue costs	-	-	506	5	42,795	-	-	42,800
Issuance of common stock for finance cost			100	1	5,999	-	-	6,000
Net loss	-	-	-	-	-	(3,024,761)	-	(3,024,761)
Balance at December 31, 2018	10	-	74,910	749	44,797,156	(50,137,190)	(1,462,112)	(6,801,397)
Shares issued upon conversion of debt	-	-	203,020	2,030	952,616	-	-	954,646
Issuance of common stock for finance cost	-	-	550	6	9,994	-	-	10,000
Adjustment for fractions	-	-	277	3	(3)	-	-	-
Warrants issued for finance cost	-	-	-	-	216,897	-	-	216,897
Net loss	-	-	-	-	-	(4,049,140)	-	(4,049,140)
Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,049,140)	$(3,024,761)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Amortization of deferred debt issue costs	48,094	38,803
Depreciation and amortization	42,717	61,088
Change in fair value of derivative liability	712,952	322,383
Non-cash interest expenses	1,047,141	493,212
Amortization of debt discount	664,329	343,883
Gain on extinguishment of debt	(57,784)	(349,721)
Bad debt expense	-	3,589
Stock issued for finance cost	-	6,000
Legal fees paid through proceeds of notes payable	150,000	-
Stock compensation	-	300,000
(Increase) decrease in:
Accounts receivable	21,160	(32,574)
Inventory	(38,097)	48,423
Other receivables	(19,796)	(10,750)
Prepaid expenses/Other assets	16,292	(36,060)
Increase (decrease) in:
Accounts payable	319,841	279,381
Accrued expenses	461,275	579,639
Customer deposits	12,926	(41,763)
Deferred revenue	(50,000)	(50,000)
Net cash used in operating activities	(718,090)	(1,069,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(11,547)	(54,744)
Purchases of property and equipment	-	(5,100)
Net cash used in investing activities	(11,547)	(59,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	500,600	-
Proceeds from note payable	237,500	1,534,132
Repayments of notes	(33,680)	(497,796)
Net cash provided by financing activities	704,420	1,036,336

Net decrease in cash and cash equivalents	(25,217)	(92,736)
Cash and cash equivalents, beginning of period	29,300	122,036
Cash and cash equivalents, end of period	$4,083	$29,300
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,311	$195,210
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes and accrued interest	$954,646	$-
Payment of accrued expense with common stock	$-	$40,000
Notes and accrued interest converted to common stock	$328,011	$-
Debt costs deducted from proceeds of note	$20,000	31,750
Issuance of common stock for deferred debt issuance costs	$-	$42,800
Issuance of common stock for finance cost	$10,000	$6,000
Issuance of warrants for debt modification	$216,897	$-
Initial derivative liability at issuance of notes	$1,112,125	$907,969
Initial debt discount at issuance of notes	$393,994	$816,750

See accompanying Notes to Financial Statements

Dais Corporation

(formerly Dais Analytic Corporation)

Notes to Financial Statements

Years Ended December 31, 2019 and 2018

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

On November 2, 2018, the shareholders of the Company approved an increase in the authorized common shares of the company from 240,000,000 shares to 340,000,000 shares. On March 14, 2019, the shareholders approved an increase in authorized common shares from 340,000,000 shares to 1,100,000,000 shares. In July 2019, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-500 to one-for-2,000. On October 31, 2019, the Company amended its Certificate of Incorporation to reflect a one-for-2,000 reverse stock split of the Company’s common stock. The reverse split was effective December 6, 2019. All share and per share data have been retroactively restated in the accompanying financial statements and footnotes to reflect the effects of the reverse split.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2019, the Company generated a net loss of $4,049,140 and has incurred significant losses since inception. As of December 31, 2019, the Company has an accumulated deficit of $54,186,330, total stockholders’ deficit of $9,668,994, negative working capital of $9,840,866 and cash and cash equivalents of $4,083. The Company used $718,090 and $1,069,228 of cash from operations during the years ended December 31, 2019 and 2018, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company has select targeted parties that it is actively working with who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from certain strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt, and obtain short and long-term working and growth capital.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2019. The Company has never experienced any losses related to these balances.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, no allowance for doubtful accounts was deemed necessary at December 31, 2019 and 2018, respectively.

Concentrations - At December 31, 2019, one customer accounted for 77% of accounts receivable. For the year ended December 31, 2019, five customers accounted for 71% of total revenue. For the year ended December 31, 2018 three customers accounted for 74% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2019 and 2018.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2019 and 2018 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At December 31, 2019 and 2018, the Company had $85,456 and $40,341 of raw materials, $4,101 and $12,191 of in-process inventory and $1,724 and $652 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2019 and 2018, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense were $26,463 and $39,580 for the years ended December 31, 2019 and 2018, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2019 or 2018.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $16,254 and $21,508 for the years ended December 31, 2019 and 2018, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $16,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2019 or 2018.

Government Funding - Government funding represents grants from the U.S. Department of Defense and are recognized when there is reasonable assurance that the funding will be received, and conditions associated with the funding are met. When funding’s are received related to property and equipment, the Company reduces the basis of the assets on the balance sheet, resulting in lower depreciation expense over the life of the associated asset. When funding’s are received which relate to expense reimbursement they are recorded as a reduction of the associated expense in the period in which the expense is incurred.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $293,751 and $318,358 for the years ended December 31, 2019 and 2018, respectively. The Company accounts for proceeds received from government funding’s for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ deficit.

Common stock - The Company records common stock issuances when all the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - The Company has adopted the new revenue recognition guidelines in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at December 31, 2019 and 2018, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $25,000 and $0 for the years ended December 31, 2019 and 2018, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $50,000 for each of the years ended December 31, 2019 and 2018.

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

Derivative Liability - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2019 and 2018. The Company has not incurred any warranty expense in either 2019 or 2018.

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

There were no grants in 2019 or 2018.

Fair Value Measurements - The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (ASC) 820 “Fair value Measurement and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of December 31, 2019:

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$2,349,471	$-	$-	$2,349,471

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Balance, beginning of year	$1,280,188	$243,501
Additions	1,112,125	1,262,460
Extinguished derivative liability	(755,794)	(578,156)
Change in fair value of derivative liabilities	712,952	322,383
	$2,349,471	$1,280,188

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2016 through 2019 tax years remain open and subject to examination by the Internal Revenue Service.

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 11,735,574 and 54,832 were excluded from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
Furniture and fixtures	$20,966	$20,966
Computer equipment and software	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	308,949	308,949
Leasehold improvements	14,808	14,808
Property and equipment, gross	459,217	459,217
Less accumulated depreciation	428,260	401,797
Property and equipment, net	$30,957	$57,420

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2019	2018
Accrued expenses, other	$166,158	$174,489
Accrued interest	777,056	436,581
Accrued warranty costs	91,531	91,531
	$1,034,745	$702,601

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $57,565 and $56,760 for the years ended December 31, 2019 and 2018, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2019 and 2018 of $1,882,464 and $1,772,623, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended December 31, 2019, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,822,600 with an extended maturity date of January 30, 2020. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 239,125 shares of common stock with a weighted average exercise price of $3.41 with a ten year exercise period, from the date of issuance and 240 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party. On January 28, 2019, the Holder further extended the Note pursuant to an amendment. The maturity date was extended to April 8, 2019, effective as of November 16, 2018. As consideration for the additional extension of the maturity date, the Company issued a warrant to purchase 1,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrant as $25,320, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 244%; and (4) an expected life of 10 years. The fair value of the warrant was charged to expense as finance cost. During the three months ended June 30, 2019 the maturity date was extended twice, to May 30, 2019 and then to August 20, 2019. The Company also received additional proceeds of $100,000. As consideration for the additional extensions of the maturity date and the additional proceeds, the Company issued warrants to purchase 20,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $141,844, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.46%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 246%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. During the three months ended September 30, 2019 the maturity date was extended to November 21, 2019. The Company also received additional proceeds of $91,500. As consideration for the additional extension of the maturity date and the additional proceeds, the Company issued warrants to purchase 5,000 shares of common stock with an exercise price of $20 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $17,734, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.49%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 255%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. During the three months ended December 31, 2019 the maturity date was extended to January 30, 2020. The Company also received additional proceeds of $230,100. As consideration for the additional extension of the maturity date and the additional proceeds, the Company issued warrants to purchase 200,000 shares of common stock with an exercise price of $0.16 and a ten-year exercise period. The Company calculated the relative fair value of the warrants as $31,999, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 1.49%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 255%; and (4) an expected life of 10 years. The fair value of the warrants was charged to expense as finance cost. As of the date of filing, the note is being further negotiated to extend the maturity date.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $182,425 and $159,842 for the years December 31, 2019 and 2018, respectively. Accrued interest on the Note was $444,326 and $261,901 at December 31, 2019 and 2018, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Accrued interest at December 31, 2019 is $150.

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. The Company has waived the conversion requirement from 2015 to the present. See Note 12 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

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

Note 7. Equity Transactions

Preferred Stock

At December 31, 2019 and 2018, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

The shares of the Class B Preferred Stock shall be automatically redeemed by the Company at $0.01 per share on the date that Timothy N. Tangredi ceases, for any reason, to serve as an officer, director, or consultant of the Company.

Common Stock

At December 31, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

On November 2, 2018, the shareholders of the Company approved an increase in the authorized common shares of the company from 240,000,000 shares to 340,000,000 shares. On March 14, 2019, the shareholders approved an increase in authorized common shares from 340,000,000 shares to 1,100,000,000 shares. In July 2019, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-500 to one-for-2,000. On October 31, 2019, the Company amended its Certificate of Incorporation to reflect a one-for-2,000 reverse stock split of the Company’s common stock. The reverse split was effective December 6, 2019. All share and per share data have been retroactively restated in the accompanying financial statements and footnotes to reflect the effects of the reverse split.

2019 Transactions:

During the year ended December 31, 2019, the Company issued 203,020 shares of common stock with a value of $954,646 upon the conversion of $286,960 principal amount of notes and related accrued interest and costs of $41,051.

During the year ended December 31, 2019, the Company issued 550 shares of common stock, valued at $10,000, as a finance cost.

2018 Transactions:

On March 19, 2018, the parties amended the Loan and Security Agreement (“Thirteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) April 10, 2018. The Company is further obligated to issue 10 shares of common stock valued at $800. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On April 23, 2018, the Company entered into a consulting agreement with an outside business consultant. Under the terms of the consulting agreement, services commenced on April 23, 2018 and continued for three months. The Company issued to the consultant 1,500 shares of common stock, valued at $120,000. All shares earned under the agreement are considered earned in full and beneficially owned as of April 25, 2018.

On May 7, 2018, the parties amended the Loan and Security Agreement (“Fourteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) May 22, 2018. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On May 15, 2018, the Company issued 1,000 shares of common stock as consideration towards past services rendered, valued at $40,000, in accordance with the License and Supply Agreement with Zhejiang MENRED Environmental Tech Co, Ltd. effective December 21, 2017. The value of the shares issued was included in accrued expenses at December 31, 2017.

On June 15, 2018, the Company issued 1,500 shares of common stock, valued at $180,000, pursuant to an agreement with an outside business consultant.

On June 20, 2018, the Company issued 74 shares of common stock, valued at $8,925, as further incentive to an outside investor to issue a convertible note with a face amount of $89,250. (See Note 8. - Convertible Notes Payable).

On July 11, 2018, the Company issued 100 shares of common stock, valued at $14,000, as further incentive to an outside investor to issue a convertible note with a face amount of $100,000. (See Note 8. - Convertible Notes Payable).

On July 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) August 22, 2018. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $1,200. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On October 1, 2018, the Company issued 100 shares of common stock, valued at $6,000, as further incentive to an outside investor to continue to issue convertible notes.

On October 31, 2018, the parties amended the Loan and Security Agreement (“Fifteenth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) November 16, 2018. The Company is further obligated to issue 10 shares of $0.01 par value common stock valued at $600. The obligations to issue shares of common stock were recorded as interest expense and current liabilities at December 31, 2018.

On December 1, 2018, the Company issued 332 shares of common stock, valued at $19,875, as further incentive to an outside investor to issue two convertible notes with a face amount of $210,000. (See Note 7. - Convertible Notes Payable).

Note 8. Convertible Notes Payable

The Company’s convertible promissory notes at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Convertible notes payable, bearing interest at 8- 10%	$1,453,960	$1,284,250
Unamortized debt discount	(101,899)	(440,315)
Unamortized deferred debt issuance cost	(5,848)	(34,738)
Total	1,346,213	809,197
Current portion	$1,346,213	$809,197

2019 Transactions

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

During the year ended December 31, 2019, the Company amortized $292,094 of debt discount and $16,651 of debt issue costs to interest expense. At December 31, 2019, unamortized debt discount was $101,899 and unamortized debt issue costs were $5,848. Unamortized debt discount and debt costs of $68,079 and $3,295, respectively, were charged against gain on extinguishment of debt at the time of redemption.

2018 Notes

The company entered various convertible notes during 2018, aggregating $1,041,460 at December 31, 2019. The notes all matured during 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue one million shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at December 31, 2019. We have accrued $34,323 as interest expense during 2019 for the 13,000 shares due for the extensions. All notes are currently being renegotiated.

During the year ended December 31, 2019, the Company amortized $372,236 of debt discount and $31,443 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $68,079 and $3,296, respectively, were charged against gain on extinguishment of debt at the time of redemption.

During 2018, the Company amortized $343,882 of debt discount and $38,803 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $134,219 and $5,554, respectively, were charged against gain on extinguishment of debt at the time of redemption. At December 31, 2018, unamortized debt discount was $440,315 and unamortized debt issue costs were $34,738.

Debt conversions

During the year ended December 31, 2019, the Company issued 203,020 shares of common stock with a value of $954,646 upon the conversion of $286,960 principal amount of notes and related accrued interest and costs of $41,051. The Company also made a cash payment of $33,680 against principal. In addition, $755,794 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $57,784.

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

2019 Notes

February 2019 Note

The Company identified embedded derivatives related to the conversion features of the February 2019 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $213,517, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 240%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $142,500 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $71,017 charged to expense at issue date as non-cash interest expense.

March 2019 Note

The Company identified embedded derivatives related to the conversion features of the March 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $103,009, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.4%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 223%; and (4) an expected life of 11 months. The initial fair value of the embedded debt derivative was allocated $78,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $24,259 charged to expense at issue date as non-cash interest expense.

June 2019 Derivative Addition

On June 5, 2019, a note that previously had a fixed conversion price became a variable conversion price note. As a result, we have recorded a derivative liability on that date. The Company calculated the fair value of the embedded derivative as $205,808, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.35%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 311%; and (4) an expected life of 3 months. This amount has been charged to expense as non-cash interest expense.

July 2019 Notes

The Company identified embedded derivatives related to the conversion features of the July 3, 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $81,494, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.54%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 240%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $81,494 as debt discount, which will be amortized to interest expense over the original term of the note.

The Company identified embedded derivatives related to the conversion features of the July 18, 2019 Note. The Company calculated the fair value of the embedded derivative at the inception of the note as $166,842, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 2.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 312%; and (4) an expected life of 7.5 months. The initial fair value of the embedded debt derivative was allocated $78,750 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $88,092 charged to expense at issue date as non-cash interest expense.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $82,154 for the year ended December 31, 2019 and were charged to interest expense.

During the year ended December 31, 2019, the Company recorded expense of $534,539 related to the change in the fair value of the derivatives. The fair value of the embedded derivative was $1,506,684 at December 31, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.51% - 1.6%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 537% - 751%; and (4) an expected life of 2 – 6 months.

During the year ended December 31, 2019, the Company issued 25,079 shares of common stock upon the conversion of $9,800 principal amount of notes and related accrued interest and costs of $3,600. As a result of the conversions and payment, derivative liability in the amount of $47,372 was extinguished. We recorded gain on extinguishment of debt of $57,784 during 2019.

2018 Notes

The Company identified embedded derivatives related to the conversion features of the various 2018 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $92,608 and 51,734 for the years ended December 31, 2019 and 2018, respectively, and were charged to interest expense.

During the year ended December 31, 2019, the Company recorded expense of $178,413 related to the change in the fair value of the derivatives. The fair value of the embedded derivative was $842,787 at December 31, 2019, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 1.6%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 537%; and (4) an expected life of 6 months.

During the year ended December 31, 2018, the Company recorded expense of $322,383 related to the change in the fair value of the derivatives. The fair value of the embedded derivative was $1,280,188 at December 31, 2018, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 2.56% – 2.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 217% - 232%; and (4) an expected life of 5 – 11 months.

During the year ended December 31, 2019, the Company issued 177,941 shares of common stock upon the conversion of $277,160 principal amount of notes and related accrued interest and costs of $37,451 and made a cash principal payment of $33,680. As a result of the conversions and payment, derivative liability in the amount of $708,422 was extinguished.

Note 10. Stock Options and Warrants

Options

In June 2000 and November 2009, the Company’s Board of Directors adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the granting of options to qualified employees of the Company, independent contractors, consultants, directors, and other individuals. The Company’s Board of Directors approved and made available 5,547 and 7,500 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 5,000. The Plans and the 2015 Plan permit grants of options to purchase common shares authorized and approved by the Company’s Board of Directors. The shares authorized by the Plans have been reduced pursuant to the one-for-2,000 reverse stock split effective December 6, 2019.

There were no stock options issued during the year ended December 31, 2019 and 2018.

The following summarizes the information relating to outstanding stock options activity during 2019 and 2018:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	13,446	$500.00	6.42	$-
Granted	-	-
Forfeited or expired	(1,000)	320.00
Outstanding at December 31, 2018	12,446	343.37	5.5	$-
Granted	-	-
Forfeited or expired	(1,932)	837.15
Outstanding at December 31, 2019	10,514	$252.61	5.5	$-
Exercisable at December 31, 2019	10,514	$252.61	5.5	$-

Stock compensation expense related to options was $0 for the years ended December 31, 2019 and 2018. As of December 31, 2019, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At December 31, 2019, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2017	13,730	9.29	$60.00
Granted	-		-
Forfeited or expired	(605)		960.00
Warrants at December 31, 2018	13,125	8.70	$20.00
Granted	226,000		2.44
Forfeited or expired	-		-
Warrants at December 31, 2019	239,125	9.77	$3.41

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

The Company recognized license revenue of $50,000 for each of the years ended December 31, 2019 and 2018. Deferred revenue for the agreement was $398,656 and $448,656 at December 31, 2019 and 2018, respectively. The Company recognized royalty revenue of $25,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

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

Under his employment agreement, in addition to any other compensation which he may receive, if the Company completes a secondary public offering, Mr. Tangredi will be granted an option to purchase up to 260 shares of the Company’s common stock with an exercise price equal to the fair market value per share on the date of grant. This option will become vested and exercisable in thirds, with one third vested upon grant, another third at the one-year anniversary of the grant, and another third upon the second anniversary of the grant. The option shall have a term of ten years, shall be exercisable for up to three years after termination of employment (unless termination is for cause, in which event it shall expire on the date of termination), shall have a “cashless” exercise feature, and shall be subject to such additional terms and conditions as are then applicable to options granted under such plan provided they do not conflict with the terms set forth in the agreement.

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

On February 27, 2015, the Company and Mr. Tangredi entered into an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion.

The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2019 and 2018. No amounts have been converted under this agreement to date.

Litigation

From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

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

As a result of the above, we terminated the Soex Distribution Agreement. As provided in Section 14€ of the Soex Distribution Agreement, the Company has the right to enforce any obligation due to us by Soex. As a result, Soex still must (a) pay the remaining $450,000 due under the Distribution Agreement and the amount of Royalties due, plus interest at 1.5% per month (18% per year) with interest accruing from the date that payment was due and (b) issue to us 25% of the equity of SOEX (Beijing) Environmental Protection Technology Company Limited. As provided in Section 14(b), neither us nor Soex shall be liable for compensation, reimbursement or damages due to loss of profits on sales or anticipated sales or losses due to expenditures, investments or commitments made or in connection with the establishment, development or maintenance of the business.

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

Note 13. Income Taxes

The Company had, subject to limitation, approximately $31,200,000 of net operating loss carryforwards at December 31, 2019, of which approximately $27,700,000 will expire at various dates beginning in 2020 through 2037. In addition, the Company has research and development tax credits of approximately $353,000 at December 31, 2019 available to offset future taxable income, which will expire from 2030 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $400,000 and $600,000 for the years ended December 31, 2019 and 2018, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred revenue	$101,000	$114,000
Depreciation	4,000	6,000
Accrued compensation	504,000	477,000
Research and development credit	353,000	333,000
Accrued warranty and interest expense	132,000	86,000
Net operating loss carryforward	7,887,000	7,551,000
Valuation allowance	(8,981,000)	(8,567,000)
	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.3)	(4.3)
Permanent differences	15.5	6.3
Change in valuation allowance	9.8	19.0
Provision for income taxes	0.0%	0.0%

As of December 31, 2019, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2019 and prior years. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Income Tax returns remain open by statue, generally for the years 2016 through 2019.

Note 14. Subsequent Events

No material events have occurred after December 31, 2019 that requires recognition or disclosure in the financial statements except as follows:

On January 9, 2020, the principal amount due on the related party Senior Secured Promissory Note (described in Note 6) was increased to $1,922,600 as part of the Twenty Second Amendment dated December 12, 2019.

On March 10, 2020, Tom Turner resigned from his position as a member of the board of directors of Dais Corporation (the “Company”), effective immediately. Mr. Turner did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The extent of the public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn. Any disruption of the Company’s facilities or those of our suppliers could likely adversely impact the Company’s operations. Currently, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business.

