Form 10-Q
period 2020-03-31
DAIS Corp
filed 2020-07-06
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 278,128 shares of the Registrant’s $0.01 par value common stock outstanding as of July 6, 2020.

DAIS CORPORATION

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by Dais Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed as a result of the disruptions caused by the novel coronavirus (“COVID-19”) pandemic, including the impact of (a) certain employees working from home, which slowed the Company’s routine quarterly close process, (b) delays in communications with various counterparties and (c) the need to perform additional analyses and procedures relating to the COVID-19 pandemic’s impact on the Company’s business and operations and on the financial statements included in the Form 10-Q. The Company has relied on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), issued by the SEC in light of the COVID-19 pandemic, to delay the filing of the Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,538	$4,083
Accounts receivable, net	64,182	12,883
Other receivables	16,673	34,144
Inventory	50,152	91,281
Prepaid expenses	49,041	32,362
Total Current Assets	187,586	174,753
Property and equipment, net	24,574	30,957
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	146,031	146,135
Total Other Assets	150,811	150,915
TOTAL ASSETS	$362,971	$356,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $301,342 and $280,247 at March 31, 2020 and December 31, 2019, respectively	$1,025,315	$952,415
Accrued expenses, other, including interest due to related party of $500,286 and $444,476 at March 31, 2020 and December 31, 2019, respectively	1,109,803	1,034,745
Accrued compensation and related benefits	2,043,945	2,019,777
Customer deposits	91,858	91,742
Notes payable to related parties	1,922,600	1,822,600
Current portion of deferred revenue	386,156	398,656
Derivative liabilities	3,840,916	2,349,471
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,432,337	1,346,213
Total Current Liabilities	11,852,930	10,015,619
Note payable - related party	10,000	10,000
Total Liabilities	11,862,930	10,025,619
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 shares issued and 278,128 shares outstanding at March 31, 2020 and December 31, 2019, respectively	2,788	2,788
Capital in excess of par value	45,976,660	45,976,660
Accumulated deficit	(56,017,295)	(54,186,330)
	(10,037,847)	(8,206,882)
Treasury stock at cost, 629 shares at March 31, 2020 and December 31, 2019, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(11,499,959)	(9,668,994)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$362,971	$356,625

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

REVENUE
Sales	$274,958	$369,840
Royalty and license fees	12,500	12,500
	287,458	382,340

COST OF GOODS SOLD	141,474	173,858

GROSS MARGIN	145,984	208,482

OPERATING EXPENSES
Research and development, net of government grant proceeds of $38,510 and $22,918 for the three months ended March 31, 2020 and 2019, respectively	40,295	51,769
Selling, general and administrative	255,905	434,835
TOTAL OPERATING EXPENSES	296,200	486,604

LOSS FROM OPERATIONS	(150,216)	(278,122)

OTHER INCOME (EXPENSE)
Interest expense	(353,996)	(472,375)
Change in fair value of derivative	(1,326,753)	24,262
Gain on extinguishment of debt	-	8,073
TOTAL OTHER EXPENSE, NET	(1,680,749)	(440,040)

NET LOSS	$(1,830,965)	$(718,162)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(6.58)	$(9.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	75,771

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,017,295)	(1,462,112)	$(11,499,959)

Balance at December 31, 2018	10	$-	74,910	$749	$44,797,156	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	-	-	4,427	44	88,490	-	-	88,534
Adjustment for fractions	-	-	277	3	(3)	-	-	-
Warrants issued for finance cost	-	-	-	-	25,320	-	-	25,320
Net loss	-	-	-	-	-	(718,162)	-	(718,162)
Balance at March 31, 2019	10	$-	79,614	$796	$44,910,963	$(50,855,352)	$(1,462,112)	$(7,405,705)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,830,965)	$(718,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt issue costs	4,598	14,101
Depreciation and amortization	10,721	16,370
Change in fair value of derivative liability	1,326,753	(24,262)
Non-cash interest expenses	164,692	153,509
Amortization of debt discount	81,526	169,700
Gain on extinguishment of debt	-	(8,073)
Legal fees paid through proceeds of notes payable	-	75,000
(Increase) decrease in:
Accounts receivable	(51,299)	(43,636)
Inventory	41,129	(93,273)
Other receivables	17,471	(8,561)
Prepaid expenses/Other assets	(16,679)	(18,773)
Increase (decrease) in:
Accounts payable	72,900	131,877
Accrued expenses	99,226	138,030
Customer deposits	116	47,228
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(92,311)	(181,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(4,234)	(2,596)
Net cash used in investing activities	(4,234)	(2,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	100,000	69,000
Proceeds from note payable	-	142,500
Net cash provided by financing activities	100,000	211,500

Net increase in cash	3,455	27,479
Cash, beginning of period	4,083	29,300
Cash, end of period	$7,538	$56,779
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,287
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes and accrued interest	$-	$88,534
Notes and accrued interest converted to common stock	$-	$31,822
Debt costs deducted from proceeds of note	$-	$16,250
Issuance of warrants for debt modification	$-	$7,487
Initial derivative liability at issuance of notes	$-	$316,526
Initial debt discount at issuance of notes	$-	$211,250

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

March 31, 2020 and 2019

(Unaudited)

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterial called Aqualyte. The first commercial product is called ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and wastewater treatment industries.The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

The Company is dependent on third parties to manufacture the key components needed for its nanostructured materials and some portion of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production and may briefly affect the Company’s operations.

Basis of Presentation

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2020. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2020.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2020, the Company generated a net loss of $1,830,965 and has incurred significant losses since inception. As of March 31, 2020, the Company has an accumulated deficit of $56,017,295, total stockholders’ deficit of $11,499,959, negative working capital of $11,665,344 and cash and cash equivalents of $7,538. The Company used $92,311 and $181,425 of cash in operations during the three months ended March 31, 2020 and 2019, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is actively working with targeted third parties who have or are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from key strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt, and obtain short and long-term working and growth capital.

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

Significant estimates underlying the Company’s reported financial position and results of operations include the allowance for doubtful accounts, fair value of derivative liabilities, valuation allowance on deferred taxes and the warranty reserve.

Revenue recognition - The Company recognizes revenue in accordance with Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606). The Company analyzes its contracts to assess that they are within the scope and in accordance with ASC 606. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, whether for goods and services or licensing, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions. Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2020 and December 31, 2019, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2020 and 2019, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended March 31, 2020 and 2019, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of ASC Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” In order to account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At March 31, 2020, two customers accounted for 96% of accounts receivable. At December 31, 2019, one customer accounted for 77% of accounts receivable. For the three months ended March 31, 2020, four customers accounted for 90% of total revenue. For the three months ended March 31, 2019, three customers accounted for 88% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2020 and December 31, 2019 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At March 31, 2020 and December 31, 2019, the Company had $42,520 and $85,456 of raw materials, $5,655 and $4,101 of in-process inventory and $1,977 and $1,724 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at March 31, 2020 and December 31, 2019, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $6,383 and $9,866 for the three months ended March 31, 2020 and 2019, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2020 or 2019.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,338 and $6,504 for the three months ended March 31, 2020 and 2019, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $16,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $78,805 and $74,687 for the three months ended March 31, 2020 and 2019, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $38,510 and $22,918 for the three months ended March 31, 2020 and 2019, respectively.

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

Fair Value Measurements - The Company accounts for financial instruments in accordance with ASC 820 “Fair value Measurement and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of March 31, 2020:

	Fair Value at March 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$3,840,916	$-	$-	$3,840,916

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2020 and 2019:

	March 31,	March 31,
	2020	2019
Balance, beginning of period	$2,349,471	$1,280,188
Additions	164,692	341,939
Extinguished derivative liability	-	(75,547)
Change in fair value of derivative liabilities	1,326,753	(24,262)
Balance, end of period	$3,840,916	$1,522,318

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 19,669,898 and 260,352 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, because their effect is anti-dilutive.

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

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	March 31,	December 31,
	2020	2019
Accrued expenses, other	$138,034	$166,158
Accrued interest	880,238	777,056
Accrued warranty costs	91,531	91,531
	$1,109,803	$1,034,745

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $12,198 and $12,198 for the three months ended March 31, 2020 and 2019, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2020 and December 31, 2019 of $1,906,633 and $1,882,464, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended March 31, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,922,600 with an extended maturity date of January 30, 2020. As of the date of filing, the maturity date has been extended to July 15, 2020.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $55,660 and $41,455 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest on the Note was $499,986 and $444,326 at March 31, 2020 and December 31, 2019, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense was $150 for the three months ended March 31, 2020. Accrued interest at March 31, 2020 and December 31, 2019 was $300 and $150, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6. Equity Transactions

Preferred Stock

At March 31, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At March 31, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2019 Transactions:

During the three months ended March 31, 2019, the Company issued 4,427 shares of common stock upon the conversion of $30,000 principal amount of notes and related accrued interest of $1,822.

Note 7. Convertible Notes Payable

The Company’s convertible promissory notes at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Convertible notes payable, bearing interest at 8-10%	$1,453,960	$1,453,960
Unamortized debt discount	(20,373)	(101,899)
Unamortized deferred debt issuance cost	(1,250)	(5,848)
Total	1,432,337	1,346,213
Current portion	$1,432,337	$1,346,213

The company entered various convertible notes during 2019, aggregating $412,500 at March 31, 2020. The notes all mature during 2020.

The company entered various convertible notes during 2018, aggregating $1,041,460 at March 31, 2020. The notes all matured during 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue five hundred shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at March 31, 2020. We have accrued $858 as interest expense during the three months ended March 31, 2020 for the 4,500 shares due for the extensions. All notes are currently being renegotiated. Accrued interest related to the shares is $35,181 for an aggregate of 17,500 shares.

During the three months ended March 31, 2020, the Company amortized $81,526 of debt discount and $4,598 of debt issue costs to interest expense.

During the three months ended March 31, 2019, the Company amortized $169,700 of debt discount and $14,101 of debt issue costs to interest expense.

Debt conversions

During the three months ended March 31, 2019, the Company issued 4,427 shares of common stock with a value of $88,534 upon the conversion of $30,000 principal amount of notes and related accrued interest and costs of $1,822. Unamortized debt discount and debt costs of $10,250 and $512, respectively, were charged against gain on extinguishment of debt at the time of redemption. In addition, $75,547 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $8,073.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $164,692 and $25,413 for the three months ended March 31, 2020 and 2019, respectively, and were charged to interest expense.

During the three months ended March 31, 2020 and 2019, the Company recorded expense of $1,326,753 and income of $24,262 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $3,840,916 at March 31, 2020, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.11% - 0.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 463% - 540%; and (4) an expected life of 3 – 6 months.

During the three months ended March 31, 2019, the Company issued 4,427 shares of common stock upon the conversion of $30,000 principal amount of notes and related accrued interest and costs of $1,822. As a result of the conversions, $75,547 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $8,073.

Note 9. Commitments and Contingencies

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

Note 10. Subsequent Events

No material events have occurred after March 31, 2020 that requires recognition or disclosure in the financial statements except as follows:

On April 3, 2020, the Company entered into a Consent and Waiver and Twenty Third Amendment to the Senior Secured Promissory Note and Loan and Security Agreement with a related party (described in Note 5). The Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,922,600 or (ii) April 15, 2020. The Secured Party (related party) gives consent to the issuance of the 2020 Note and 2020 Security Agreement described below.

On April 3, 2020, the Company entered into a Loan and Security agreement (“2020 Security Agreement”) pursuant to which the Company issued a Promissory Note (“2020 Note”) for $54,000 for the purpose of purchase order funding. The note bears interest at 10% per annum compounded daily. The principal amount plus all interest is due on the earlier of (i) the date upon which the Company receives payment for the purchase order or (ii) June 25, 2020 (the “Maturity Date”)

On April 29, 2020, the Company entered into a Loan Agreement for the United States Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) in the amount of $144,750 bearing interest of 1%.The Company, given its use of the funds, fully expects that this sum will be considered ‘Forgiven’ under the terms of the PPP Loan Agreement.

On June 2, 2020, the Company entered into a Twenty Fourth Amendment of the Loan and Security Agreement with a related party (described in Note 5), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) July 15, 2020 and the principal amount of the note was increased by $35,000.

On June 12, 2020, the Company entered into a United States Small Business Administration (“SBA”) Economic Injury Disaster Loan in the amount of $150,000 bearing interest of 3.75% per annum. Installment payments will be made monthly beginning June 12, 2021 and the balance will be payable by June 12, 2050.

Subsequent to the filing of the original SEC Form 10-K  the Company determined loss per common share, basic and diluted  and weighted average number of common  shares outstanding, basic and diluted  as of December 31, 2019 was incorrect due to a computational miscalculation. The Company intends to file Form 10-K/A to restate corrections to the financial statements for 2019, subsequent to the filing of this Form 10-Q. The corrections are as follows:

Year ended December 31, 2019
(Unaudited)	As Reported	Corrections	As Restated

Net loss per common share, basic and diluted	$(19.20)	$(6.47)	$(25.67)
Weighted average number of common shares outstanding, basic and diluted	210,940	(53,169)	157,771

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

On November 2, 2018, the shareholders of the Company approved an increase in the authorized common shares of the company from 240,000,000 shares to 340,000,000 shares. On March 14, 2019, the shareholders approved an increase in authorized common shares from 340,000,000 shares to 1,100,000,000 shares. In July 2019, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio ranging from one-for-500 to one-for-2,000. On October 31, 2019, the Company amended its Certificate of Incorporation to reflect a one-for-2,000 reverse stock split of the Company’s common stock. The reverse split was effective December 6, 2019. All share and per share data have been retroactively restated in this quarterly report and the accompanying financial statements and footnotes to reflect the effects of the reverse split.

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

The Company invented and patented Aqualyte as a disruptive platform plastic material technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. It is a nonporous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable with no pores to clog and no bacterial or fungal growth. We began selling Aqualyte in 2018 to strategic customers and continued through 2020 and beyond.

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

In addition, during 2019 and in the Quarter ending March 31, 2020, Dais sold Aqualyte to multiple customers for use in ventilation and waste water cleaning uses. These sales are expected to continue through 2020 and beyond.

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

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. In 2018, the Company began selling its ConsERV cores and systems across North America. The Company is continuing this effort to expand its North American sales channels to grow ConsERV sales with initiatives aimed at targeted professionals and companies specializing in the sale of HVAC components and systems. In addition, the company began selling nanomaterial to companies in the European Union and continues discussions with several companies to expand the market for Aqualyte sales. In 2019 the company began discussions with interested parties outside of China in Southeast Asia to specify or distribute ConsERV nanomaterial, cores and systems. It is believed our continuing efforts in these areas will see revenues grow throughout 2020, and beyond.

In December 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province , China, to provide our Aqualyte moisture transfer nanomaterial in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement ]is projected to yield increasing revenues throughout 2020, and beyond.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company introduced an updated line of ConsERV products in January 2019 marketed as VitalityTM, PurityTM and ClarityTM with further upgrades projected to be introduced in the second half of 2020. Sales from these products are expected to continue generating revenue during 2020 and beyond.

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

Development efforts on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout the first quarter of 2020 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled “Non-Fouling Water Reuse Technologies” uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams. Work on this project continues.

We received orders for delivery of our NanoClear industrial wastewater cleaning product for pilot evaluations in multiple industries throughout 2019. The product’s core strength, supported by Company, customer, and third party generated information, is its ability to clean contaminated wastewater created by a variety of manufacturing processes. We delivered our largest commercial project to date in the quarter ending in June 2019, with NanoClear evaporator modules for installation in multiple cogeneration power plant test sites in China. The experiences, and data from the pilots continue to accumulate. This valuable information is projected to be useful in finalizing NanoClear’s design to appeal to a far wider market.

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

In the quarter ending September 30, 2018, the Company announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for a new product for Haier’s HVAC cooling systems. Prototype testing continued in the first quarter of 2020; once complete, the product will move into field testing prior to deployment into Haier’s sales channels throughout Greater China. Once successful field testing is complete, the new product is anticipated to have a significant revenue impact for Dais, projected to be as much as $73 million annually. The product is an innovative PolyCool condensing unit designed for incorporation into commercial Haier cooling units to be deployed into Haier’s Greater China sales and distribution channels.

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is placing the majority of the Company’s resources behind the two most mature products in two major revenue generating paths: (1) ConsERV cores and systems, and (2) the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. Management projects this narrower focus will increase revenues allowing profitability to occur faster. This strategy leverages the Company’s experience and depth in marketing, building and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2020	2019

REVENUE
Sales	$274,958	$369,840
Royalty and license fees	12,500	12,500
	287,458	382,340

COST OF GOODS SOLD	141,474	173,858

GROSS MARGIN	145,984	208,482

OPERATING EXPENSES
Research and development, net of government grant proceeds of $38,510 and $22,918 for the three months ended March 31, 2020 and 2019, respectively	40,295	51,769
Selling, general and administrative	255,905	434,835
TOTAL OPERATING EXPENSES	296,200	486,604

LOSS FROM OPERATIONS	(150,216)	(278,122)

OTHER INCOME (EXPENSE)
Interest expense	(353,996)	(472,375)
Change in fair value of derivative	(1,326,753)	24,262
Gain on extinguishment of debt	-	8,073
TOTAL OTHER EXPENSE, NET	(1,680,749)	(440,040)

NET LOSS	$(1,830,965)	$(718,162)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(6.58)	$(9.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	75,771

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $274,958 and $369,840 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $94,882 or 26%. The decrease in product sales resulted primarily from less Aqualyte nanomaterial being sold. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2020 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended March 31, 2020 and 2019, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators, and Aqualyte nanomaterial. Cost of goods sold were $141,474 and $173,858 for the three months ended March 31, 2020 and 2019 respectively, a decrease of $32,384 or 19%. This reflects the decrease in sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $145,984 and $208,482 representing 51% and 55% for the three months ended March 31, 2020 and 2019. The gross margin decrease was due to normal variances in manufacturing costs between our product lines.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $78,805 and $74,687 for the three months ended March 31, 2020 and 2019, an increase of $4,118 or 6%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $38,510 and $22,918 for the three months ended March 31, 2020 and 2019, an increase of $15,592 or 68%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $255,905 and $434,835 for the three months ended March 31, 2020 and 2019, a decrease of $178,930 or 41%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 is primarily the result of decreased legal and professional fees.

Other Income (Expense)

Other expenses were $1,680,749 and $440,040 for the three months ended March 31, 2020 and 2019, respectively, an increase of $1,240,709 or 282%. The increase in other expense is primarily due to an increase in expense related to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price), partially offset by a decrease in debt discount and finance cost.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,830,965 compared to a net loss of $718,162 for the three months ended March 31, 2019. The increased loss in the three months ended March 31, 2020 was primarily due to the increase in other expenses, partially offset by a decrease in operating loss.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2020, we generated a net loss of $1,830,965 and have incurred significant losses since inception. As of March 31, 2020, we had an accumulated deficit of $56,017,295, a stockholders’ deficit of $11,499,959 and cash and cash equivalents of $7,538. We used $92,311 and $181,425 of cash in operations during the three months ended March 31, 2020 and 2019, respectively, which was funded primarily by proceeds from note payables. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

1.

The Company is actively working with targeted third parties who have or are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from key strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt and obtain short and long-term working and growth capital.

Management believes:

1.	In the face of current geopolitical events the market(s) demand for its product(s) remains good.

2.	The effect on the Company’s ability to raise new funds or on its current and projected cash position resulting from slower growth in sales and revenues due to a regional or world-wide economic downturn will place heavier pressures to monetize the entire technology base or a particular asset. Monetizing the entire technology would be done to extract the maximum value of the technology for the benefit of the company’s stakeholder. Whereas monetizing a technology segment would be pursued to raise sufficient cash to continue on in a more focused manner.

3.	We believe our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments for the balance of 2020, to support the company’s operations needed to manufacture and create sales of ConsERV and Aqualyte product is challenged. There is no assurance we will be successful in our efforts to secure needed growth funding by continued/increasing product revenue or capital.

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

Statement of Cash Flows

Cash and cash equivalents as of March 31, 2020 were $7,538 compared to $4,083 as of December 31, 2019. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $92,311 for the three months ended March 31, 2020 compared to $181,425 for the same period in 2019. The decrease in net cash used was primarily due to lower operating loss, change in customer deposit and an increase in amortization of debt discount.

Net cash used in investing activities was $4,234 for the three months ended March 31, 2020 compared to $2,596 for the same period in 2019, driven by an increase in patent costs.

Net cash provided by financing activities was $100,000 for the three months ended March 31, 2020 compared to $211,500 for the same period in 2019, resulting from less loans taken driven by a decrease in operating expenses.

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

During 2016 through the period ended March 31, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,922,600 with an extended maturity date of January 30, 2020. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 239,125 shares of common stock with an exercise price of $0.01 with a ten-year exercise period and 240 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: July 6, 2020	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

