Form 10-K/A
period 2019-12-31
DAIS Corp
filed 2020-08-12
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

N/A.

Explanatory Note

Subsequent to the filing of the original SEC Form 10-K, we determined loss per common share, basic and diluted and weighted average number of common shares outstanding, basic and diluted as of December 31, 2019 was incorrect due to a computational miscalculation. Thus, several numbers within these financial statements change significantly. Note 3 to the financial statements (under Earnings (loss) per share) explains in detail the numbers that change and to what extent. Disclosure of these items in Management’s Discussion and Analysis have also been corrected. No other information included in the Original Form 10-K is amended or changed by this Amendment.

2

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 as compared with December 31, 2018

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2019	2018

REVENUE
Sales	$830,625	$1,331,251
Royalty and license fees	75,000	50,000
	905,625	1,381,251

COST OF GOODS SOLD	600,213	921,394

GROSS MARGIN	305,412	459,857

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively	203,757	253,464
Selling, general and administrative	1,369,037	1,862,024
TOTAL OPERATING EXPENSES	1,572,794	2,115,488

LOSS FROM OPERATIONS	(1,267,382)	(1,655,631)

OTHER INCOME (EXPENSE)
Interest expense	(2,126,590)	(1,396,468)
Change in fair value of derivative	(712,952)	(322,383)
Gain on extinguishment of debt	57,784	349,721
TOTAL OTHER EXPENSE, NET	(2,781,758)	(1,369,130)

NET LOSS	$(4,049,140)	$(3,024,761)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(25.67)	$(41.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	157,771	72,229

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

Error in accounting for earnings (loss) per common share, basic and diluted and weighted average number of common shares outstanding, basic and diluted for the year ended December 31, 2019:

Subsequent to the filing of the original SEC Form 10-K we determined loss per common share, basic and diluted and weighted average number of common shares outstanding, basic and diluted as of December 31, 2019 was incorrect due to a computational miscalculation. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited financial statements. The corrections are as follows:

Year ended December 31, 2019
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

DAIS CORPORATION

Date: August 12, 2020	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Timothy N. Tangredi	Chairman of the Board,	August 12, 2020
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	August 12, 2020
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	August 12, 2020
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	August 12, 2020
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

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, New York

June 1, 2020, except as to Note 3 as to which the

Date is August 12, 2020

DAIS CORPORATION

(formerly Dais Analytic Corporation)

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,083	$29,300
Accounts receivable, net	12,883	34,043
Other receivables	34,144	14,348
Inventory	91,281	53,184
Prepaid expenses	32,362	48,654
Total Current Assets	174,753	179,529
Property and equipment, net	30,957	57,420
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	146,135	150,842
Total Other Assets	150,915	155,622
TOTAL ASSETS	$356,625	$392,571

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $280,247 and $165,076 at December 31, 2019 and 2018, respectively	$952,415	$632,574
Accrued expenses, other, including interest due to related party of $444,476 and $261,901 at December 31, 2019 and 2018, respectively	1,034,745	702,601
Accrued compensation and related benefits	2,019,777	1,909,936
Customer deposits	91,742	78,816
Notes payable to related parties	1,832,600	1,332,000
Current portion of deferred revenue	398,656	448,656
Derivative liabilities	2,349,471	1,280,188
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,336,213	809,197
Total Current Liabilities	10,015,619	7,193,968
Note payable – related party	10,000	-
Total Liabilities	10,025,619	7,193,968
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and no shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 and 74,910 shares issued and 278,128 and 74,281 shares outstanding at December 31, 2019 and 2018, respectively	2,788	749
Capital in excess of par value	45,976,660	44,797,156
Accumulated deficit	(54,186,330)	(50,137,190)
	(8,206,882)	(5,339,285)
Treasury stock at cost, 629 shares at December 31, 2019 and 2018, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(9,668,994)	(6,801,397)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$356,625	$392,571

See accompanying Notes to Financial Statements

DAIS CORPORATION

(formerly Dais Analytic Corporation)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
	(Restated)
REVENUE
Sales	$830,625	$1,331,251
Royalty and license fees	75,000	50,000
	905,625	1,381,251

COST OF GOODS SOLD	600,213	921,394

GROSS MARGIN	305,412	459,857

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,994 and $64,894 for the years ended December 31, 2019 and 2018, respectively	203,757	253,464
Selling, general and administrative	1,369,037	1,862,024
TOTAL OPERATING EXPENSES	1,572,794	2,115,488

LOSS FROM OPERATIONS	(1,267,382)	(1,655,631)

OTHER INCOME (EXPENSE)
Interest expense	(2,126,590)	(1,396,468)
Change in fair value of derivative	(712,952)	(322,383)
Gain on extinguishment of debt	57,784	349,721
TOTAL OTHER EXPENSE, NET	(2,781,758)	(1,369,130)

NET LOSS	$(4,049,140)	$(3,024,761)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED (restated)	$(25.67)	$(41.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (Restated)	157,771	72,229

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

Error in accounting for earnings (loss) per common share, basic and diluted and weighted average number of common shares outstanding, basic and diluted for the year ended December 31, 2019:

Subsequent to the filing of the original SEC Form 10-K we determined loss per common share, basic and diluted and weighted average number of common shares outstanding, basic and diluted as of December 31, 2019 was incorrect due to a computational miscalculation. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited financial statements. The corrections are as follows:

Year ended December 31, 2019
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

