Form 10-Q
period 2020-06-30
DAIS Corp
filed 2020-08-14
CIK 1125699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

There were 278,128 shares of the Registrant's $0.01 par value common stock outstanding as of August 14, 2020.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$83,107	$4,083
Accounts receivable, net	35,605	12,883
Other receivables	8,594	34,144
Inventory	61,903	91,281
Prepaid expenses	87,004	32,362
Total Current Assets	276,213	174,753
Property and equipment, net	17,259	30,957
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	151,554	146,135
Total Other Assets	156,334	150,915
TOTAL ASSETS	$449,806	$356,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $272,774 and $280,247 at June 30, 2020 and December 31, 2019, respectively	$944,931	$952,415
Accrued expenses, other, including interest due to related party of $558,302 and $444,476 at June 30, 2020 and December 31, 2019, respectively	1,247,294	1,034,745
Accrued compensation and related benefits	2,068,114	2,019,777
Customer deposits	57,725	91,742
Notes payable to related parties	1,957,600	1,822,600
Current portion of deferred revenue	373,656	398,656
Derivative liabilities	2,026,219	2,349,471
Notes payable	54,000
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,453,960	1,346,213
Total Current Liabilities	10,183,499	10,015,619
Notes payable – due after one year	294,750
Note payable - related party – due after one year	10,000	10,000
Total Liabilities	10,488,249	10,025,619
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 shares issued and 278,128 shares outstanding at June 30, 2020 and December 31, 2019, respectively	2,788	2,788
Capital in excess of par value	45,976,660	45,976,660
Accumulated deficit	(54,555,779)	(54,186,330)
	(8,576,331)	(8,206,882)
Treasury stock at cost, 629 shares at June 30, 2020 and December 31, 2019, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(10,038,443)	(9,668,994)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$449,806	$356,625

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUE
Sales	$193,074	$200,258	$468,032	$570,098
Royalty and license fees	12,500	12,500	25,000	25,000
	205,574	212,758	493,032	595,098

COST OF GOODS SOLD	126,745	184,949	268,219	358,807

GROSS MARGIN	78,829	27,809	224,813	236,291

OPERATING EXPENSES
Research and development, net of government grant proceeds of $18,824, $10,489, $57,334 and $33,407, respectively	33,931	64,066	74,226	115,835
Selling, general and administrative	260,839	310,313	516,744	745,148
TOTAL OPERATING EXPENSES	294,770	374,379	590,970	860,983

LOSS FROM OPERATIONS	(215,941)	(346,570)	(366,157)	(624,692)

OTHER INCOME (EXPENSE)
Interest expense	(234,494)	(629,073)	(588,490)	(1,101,448)
Change in fair value of derivative liabilities	1,911,951	178,231	585,198	202,493
Gain on extinguishment of debt	-	45,476	-	53,549

TOTAL OTHER INCOME (EXPENSE), NET	1,677,457	(405,366)	(3,292)	(845,406)

NET INCOME (LOSS)	$1,461,516	$(751,936)	$(369,449)	$(1,470,098)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$5.26	$(7.90)	$(1.33)	$(17.19)

NET LOSS PER COMMON SHARE, DILUTED	$(0.02)	$(7.90)	$(1.33)	$(17.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	278,128	95,167	278,128	85,523
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	16,964,471	95,167	278,128	85,523

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(56,017,295)	(1,462,112)	(11,499,959)
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,461,516	-	1,461,516
Balance at June 30, 2020	10	$-	278,757	$2,788	$45,976,660	$(54,555,779)	(1,462,112)	$(10,038,443)

Balance at December 31, 2018	10	$-	74,910	$749	$44,797,156	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	-	-	4,427	44	88,490	-	-	88,534
Adjustment for fractions	-	-	277	3	(3)	-	-	-
Warrants issued for finance cost	-	-	-	-	25,320	-	-	25,320
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(718,162)	-	(718,162)
Balance at March 31, 2019	10	-	79,614	796	44,910,963	(50,855,352)	(1,462,112)	(7,405,705)
Shares issued upon conversion of debt	-	-	46,436	465	379,144	-	-	379,609
Shares issued for finance cost	-	-	550	5	9,995	-	-	10,000
Warrants issued for finance cost	-	-	-	-	141,844	-	-	141,844
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(751,936)	-	(751,936)

Balance at June 30, 2019	10	$-	126,600	$1,266	$45,441,946	$(51,607,288)	$(1,462,112)	$(7,626,188)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,449)	$(1,470,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt issue costs	5,848	26,824
Depreciation and amortization	22,349	25,031
Change in fair value of derivative liability	(585,198)	(202,493)
Non-cash interest expenses	261,946	527,316
Amortization of debt discount	101,899	350,385
Gain on extinguishment of debt	-	(53,549)
Legal fees paid through proceeds of notes payable	-	75,000
(Increase) decrease in:
Accounts receivable	(22,722)	25,860
Inventory	29,378	(58,446)
Other receivables	25,550	(12,774)
Prepaid expenses/Other assets	(54,642)	(35,241)
Increase (decrease) in:
Accounts payable	(7,484)	206,291
Accrued expenses	260,886	283,399
Customer deposits	(34,017)	50,064
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(390,656)	(287,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(14,070)	(3,947)
Net cash used in investing activities	(14,070)	(3,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	135,000	169,000
Proceeds from notes payable	348,750	142,500
Repayment of note	-	(33,680)
Net cash provided by financing activities	483,750	277,820

Net increase (decrease) in cash	79,024	(13,558)
Cash, beginning of period	4,083	29,300
Cash, end of period	$83,107	$15,742
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$9,111
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes and accrued interest	$-	$468,143
Notes and accrued interest converted to common stock	$-	$191,926
Debt costs deducted from proceeds of note	$-	$16,250
Issuance of shares for finance cost	$-	$10,000
Issuance of warrants for debt modification	$-	$167,164
Initial derivative liability at issuance of notes	$-	$524,999
Initial debt discount at issuance of notes	$-	$221,250

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

June 30, 2020 and 2019

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2020. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2020.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2020, the Company generated a net loss of $369,449 and has incurred significant losses since inception. As of June 30, 2020, the Company has an accumulated deficit of $54,555,779, total stockholders’ deficit of $10,038,443, negative working capital of $9,907,286 and cash of $83,107. The Company used $390,656 and $287,431 of cash in operations during the six months ended June 30, 2020 and 2019, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

7

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2020 and December 31, 2019, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and six months ended June 30, 2020 and 2019, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended June 30, 2020 and 2019, respectively and $25,000 and $25,000 for the six months ended June 30, 2020 and 2019, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At June 30, 2020, one customer accounted for 100% of accounts receivable. At December 31, 2019, one customer accounted for 77% of accounts receivable. For the six months ended June 30, 2020, three customers accounted for 75% of total revenue. For the six months ended June 30, 2019, four customers accounted for 75% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2020 and December 31, 2019 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At June 30, 2020 and December 31, 2019, the Company had $25,092 and $85,456 of raw materials, $3,723 and $4,101 of in-process inventory and $33,088 and $1,724 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at June 30, 2020 and December 31, 2019, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $7,315 and $2,856 for the three months ended June 30, 2020 and 2019, respectively, and $13,698 and $12,722 for the six months ended June 30, 2020 and 2019, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2020 or 2019.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,313 and $5,805 for the three months ended June 30, 2020 and 2019, respectively and $8,651 and $12,309 for the six months ended June 30, 2020 and 2019, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $17,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $52,755 and $74,555 for the three months ended June 30, 2020 and 2019, respectively and $131,560 and $149,242 for the six months ended June 30, 2020 and 2019, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $18,824 and $10,489 for the three months ended June 30, 2020 and 2019, respectively and $57,334 and $33,407 for the six months ended June 30, 2020 and 2019, respectively

Derivative Liability - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2020:

	Fair Value at June 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$2,026,219	$-	$-	$2,026,219

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2020 and 2019:

	June 30,	June 30,
	2020	2019
Balance, beginning of period	$2,349,471	$1,280,188
Additions	261,946	573,902
Extinguished derivative liability	-	(375,027)
Change in fair value of derivative liabilities	(585,198)	(202,493)
Balance, end of period	$2,026,219	$1,276,570

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 545,083 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2019 and 16,937,178 and 545,083 were excluded from the computation of diluted earnings per share for and the six months ended June 30, 2020 and 2019, respectively, because their effect is anti-dilutive.

Reconciliation of diluted loss per share for the three months ended June 30, 2020 is as follows:

Three Months Ended June 30, 2020
Net income	$1,461,516
Income attributable to convertible notes	(1,911,951)
Expense attributable to convertible debentures	167,959
Diluted loss attributable to common shareholders	$(282,476)

Basic shares outstanding	278,128
Convertible instruments	16,686,343
Diluted shares outstanding	16,964,471

Diluted loss per share	$(0.02)

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

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	June 30,	December 31,
	2020	2019
Accrued expenses, other	$159,907	$166,158
Accrued interest	995,856	777,056
Accrued warranty costs	91,531	91,531
	$1,247,294	$1,034,745

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended June 30, 2020 and 2019, respectively and $24,396 and $24,396 for the six months ended June 30, 2020 and 2019, respectively The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2020 and December 31, 2019 of $1,930,802 and $1,882,464, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended June 30, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,957,600 with an extended maturity date of July 15, 2020. As of the date of filing, the maturity date has been extended to August 20, 2020.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $57,866 and $42,901 for the three-month periods ended June 30, 2020 and 2019, respectively and $113,526 and $84,356 for the six-month periods ended June 30, 2020 and 2019, respectively. Accrued interest on the Note was $557,852 and $444,326 at June 30, 2020 and December 31, 2019, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense was $150 and $300 for the three and six months ended June 30, 2020, respectively. Accrued interest at June 30, 2020 and December 31, 2019 was $450 and $150, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6. Equity Transactions

Preferred Stock

At June 30, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At June 30, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2019 Transactions:

During the six months ended June 30, 2019, the Company issued 50,863 shares of common stock upon the conversion of $179,080 principal amount of notes and related accrued interest of $12,846.

During the six months ended June 30, 2019, the Company issued 550 shares of common stock, valued at $10,000, as a finance cost.

Note 7. Notes Payable

Paycheck Protection Program Loan

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year.

Secured Promissory Note

On April 3, 2020, the Company received $54,000 pursuant to a secured promissory note. The note bears interest at 10% per year and matured on June 25, 2020. The note provides for a minimum payment of $7,500 for fees and expenses incurred by the lender. The note is secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer.

The note was not paid at maturity, but the principal amount, interest, and fees were all subsequently paid on August 3, 2020.

Note 8. Convertible Notes Payable

The Company’s convertible promissory notes at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Convertible notes payable, bearing interest at 8-10%	$1,453,960	$1,453,960
Unamortized debt discount	-	(101,899)
Unamortized deferred debt issuance cost	-	(5,848)
Total	1,453,960	1,346,213
Current portion	$1,453,960	$1,346,213

The Company entered various convertible notes during 2019, aggregating $412,500 at June 30, 2020. The notes all mature during 2020.

The Company entered various convertible notes during 2018, aggregating $1,041,460 at June 30, 2020. The notes all matured during 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue five hundred shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at June 30, 2020. We have accrued $1,056 and $27,300 as interest expense during the three months ended June 30, 2020 and 2019, respectively, for the shares due for the extensions. We have accrued $1,914 and $27,300 as interest expense during the six months ended June 30, 2020 and 2019 for the shares due for the extensions. All notes are currently being renegotiated. Accrued interest related to the shares is $36,237 for an aggregate of 22,000 shares.

During the three months ended June 30, 2020, the Company amortized $20,373 of debt discount and $1,250 of debt issue costs to interest expense. During the six months ended June 30, 2020, the Company amortized $101,899 of debt discount and $5,848 of debt issue costs to interest expense.

During the three months ended June 30, 2019, the Company amortized $158,186 of debt discount and $12,723 of debt issue costs to interest expense. During the six months ended June 30, 2019, the Company amortized $327,885 of debt discount and $26,825 of debt issue costs to interest expense.

Debt conversions

During the six months ended June 30, 2019, the Company issued 50,863 shares of common stock with a value of $468,143 upon the conversion of $179,080 principal amount of notes and related accrued interest and costs of $12,846. Unamortized debt discount and debt costs of $43,086 and $2,175, respectively, were charged against gain on extinguishment of debt at the time of redemption. In addition, $375,027 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $53,549.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $97,254 and $26,156 for the three months ended June 30, 2020 and 2019, respectively, and $261,946 and $51,569 for the six months ended June 30, 2020 and 2019, respectively and were charged to interest expense.

During the three and six months ended June 30, 2020, the Company recorded income of $1,911,951 and $585,198 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $2,026,219 at June 30, 2020, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.16%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 615%; and (4) an expected life of 6 months.

During the three and six months ended June 30, 2019, the Company recorded income of $178,231 and $202,493 related to the change in the fair value of the derivative.

During the six months ended June 30, 2019, the Company issued 50,863 shares of common stock with a value of $468,143 upon the conversion of $179,080 principal amount of notes and related accrued interest and costs of $12,846. As a result of the conversions, $375,027 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $53,549.

Note 10. Commitments and Contingencies

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

Note 11. Subsequent Events

No material events have occurred after June 30, 2020 that requires recognition or disclosure in the financial statements except as follows:

On July 15, 2020, the Company entered into a Twenty Fifth Amendment of the Loan and Security Agreement with a related party (described in Note 5), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) August 20, 2020.

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

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nanomaterial technology company developing and commercializing products using the nanomaterial called Aqualyte. The first commercial product is the Aqualyte nanomaterial itself. It is useful in managing moisture and key gases in a variety of cross-industry products. The second commercial product is called ConsERV, a fixed plate energy recovery ventilator which is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The third commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. We continue to develop other Aqualyte uses in cross-industry applications, HVAC/Refrigeration, energy, and wastewater treatment. One area of focused attention has been development work on a variant of Aqualyte targeting surface treatments to potentially create a protective layer designed to inactivate human coronaviruses.

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

AqualyteTM

Aqualyte membrane is the foundation of the Dais product line. Commercially available polymer resins from any number of large chemical companies, industrial grade solvents, and industrial mixing and tape casting equipment are used to create the Company’s advanced nanomaterial called Aqualyte. The proprietary process changes the molecular properties of the starting polymer resin embedding a number of features including selectively allowing largely moisture molecules to transfer through the finished material in membrane form.

The Company invented and patented Aqualyte as a disruptive platform plastic material technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. It is a nonporous nanomaterial that selectively and efficiently transports moisture through a solid membrane and blocks passage of most gases and volatile compounds. The membrane is robust and durable, with no pores to clog, and not allowing fungal growth or most pathogens to grow or live on its surface. We began selling Aqualyte in 2018 to strategic customers and continue through 2020 and beyond. Development work on a variant of Aqualyte is being conducted targeting surface treatments to potentially create a protective layer designed to inactivate human coronaviruses. This is an on-going activity.

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

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement continues to generate quarterly revenue for Dais. We project these revenues should increase as Haier continues its full rollout which is expected to now complete during 2021. Dais projects this agreement for targeted refrigeration products should ultimately generate over $5 million in annual revenues once world-wide rollout occurs. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

In addition, during 2019 and 2020, Dais sold Aqualyte to multiple customers for use in ventilation and waste water cleaning uses. These sales are expected to continue through 2020 and beyond.

ConsERVTM

We continue widening sales channels for our ConsERV product, an HVAC energy conservation product which should save an average of 30% on HVAC ventilation air operating costs. These savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core removes some of the heat and humidity from the incoming air and transfers it to the exhaust air stream, thereby saving energy under many conditions. For winter heating, the core typically recovers a portion of the heat and humidity in the exhaust air and transfers it into the incoming air to reduce heating requirements.

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. In 2018, the Company began selling its ConsERV cores and systems across North America. The Company is continuing this effort to expand its North American sales channels to grow ConsERV sales with initiatives aimed at targeted professionals and companies specializing in the sale of HVAC components and systems. In addition, the company began selling nanomaterial to companies in the European Union and continues discussions with several companies to expand the market for Aqualyte sales. In 2019 the company began discussions with interested parties outside of China in Southeast Asia to specify or distribute ConsERV cores and systems. It is believed our continuing efforts in these areas will see revenues grow throughout 2020, and beyond.

In December 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province , China, to provide our Aqualyte moisture transfer nanomaterial in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement is projected to yield increasing revenues in the last quarter of 2020, and beyond.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company introduced an updated line of ConsERV products in January 2020 marketed as the N-Series with further enhancements to this newer packaged ERV product line projected to be introduced in the last quarter of 2020. Sales from these products are expected to continue generating revenue during 2020 and beyond.

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

Development efforts on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout the first and second quarter of 2020 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams. Work on this project continues.

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

PolyCool systems are expected to use up to 32% less energy than a conventional cooling tower while reducing or eliminating the need for expensive chemical biocide application programs to prevent the of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses of a cooling tower by up 74% versus conventional technology. The demonstrated ability of Aqualyte to resist fouling and operate with dissolved solids levels up to 25% salinity allows PolyCool technology to operate with seawater, brine, or other forms of wastewater instead of consuming potable water as with conventional evaporative cooling technologies. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less efficient dry cooling instead of evaporative cooling.

In the quarter ending September 30, 2018, the Company announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for an Aqualyte based new product component targeted at a specific, existing Haier HVAC cooling system. Prototype testing has been slowed by the pandemic effected business environment. It is projected to re-start in the third quarter of 2020 and last through the first quarter of 2021. Once complete and having satisfactory results, it is projected the integrated new-product will then move into field testing prior to commercial release into Haier’s sales channels throughout Greater China. When commercial release occurs this action may have a sizeable, recurring revenue impact to Dais projected to be as much as $73 million annually.

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is placing the majority of the Company’s resources behind the two most mature products in two major revenue generating paths: (1) ConsERV cores and systems, and (2) the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. Management projects this narrower focus will increase revenues allowing profitability to occur faster.This strategy leverages the Company’s experience and depth in marketing, building and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

The advance materials-only sales activities are being done with select, successful companies located in the European Union and South East Asia (including China) which take full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

To help us support our capabilities to deliver ConsERV cores and systems, and Aqualyte advanced nanomaterials, we have qualified manufacturing companies to join our supply chain to produce materials and components for us, guided by Dais-qualified manufacturing practices to meet the growing demand for product in North America, in the European Union and South East Asia (including China). We project this expansion of the supply chain will result in lower costs and quicker order fulfillment, generating revenues faster.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of Aqualyte nanomaterials, components for energy recovery ventilation, and other known HVAC and select cross industry products.

Results of Operations

Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2020	2019

REVENUE
Sales	$193,074	$200,258
Royalty and license fees	12,500	12,500
	205,574	212,758

COST OF GOODS SOLD	126,745	184,949

GROSS MARGIN	78,829	27,809

OPERATING EXPENSES
Research and development, net of government grant proceeds of $18,824 and $10,489, respectively	33,931	64,066
Selling, general and administrative	260,839	310,313
TOTAL OPERATING EXPENSES	294,770	374,379

LOSS FROM OPERATIONS	(215,941)	(346,570)

OTHER INCOME (EXPENSE)
Interest expense	(234,494)	(629,073)
Change in fair value of derivative liabilities	1,911,951	178,231
Gain on extinguishment of debt	-	45,476

TOTAL OTHER INCOME (EXPENSE), NET	1,677,457	(405,366)

NET INCOME (LOSS)	$1,461,516	$(751,936)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$5.26	$(7.90)

NET LOSS PER COMMON SHARE, DILUTED	$(0.02)	$(7.90)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	278,128	95,167
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	16,964,471	95,167

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $193,074 and $200,258 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $7,184 or 4%. The decrease in product sales resulted from a decrease in ConsERV and NanoClear sales offset by an increase in Aqualyte sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2020 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended June 30, 2020 and 2019, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators, and Aqualyte nanomaterial. Cost of goods sold were $126,745 and $184,949 for the three months ended June 30, 2020 and 2019 respectively, a decrease of $58,204 or 32%. This reflects our reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $78,829 and $27,809 representing 38% and 13% for the three months ended June 30, 2020 and 2019. The gross margin increase was due to focused efforts to reduce manufacturing costs and normal variances in manufacturing costs between our product lines.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $52,755 and $74,555 for the three months ended June 30, 2020 and 2019, a decrease of $21,800 or 29%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $18,824 and $10,489 for the three months ended June 30, 2020 and 2019, an increase of $8,335 or 80%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $260,839 and $310,313 for the three months ended June 30, 2020 and 2019, a decrease of $49,474 or 16%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the three months ended June 30, 2020 compared to the same period in 2019 is primarily the result of decreased consulting fees.

Other Income (Expense)

Other income was $1,677,457 and expenses were $405,366 for the three months ended June 30, 2020 and 2019, respectively, an increase of $2,082,823 or 514%. The increase in net other income is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and a decrease in debt discount and finance cost.

Net Income (Loss)

Net income for the three months ended June 30, 2020 was $1,461,516 compared to a net loss of $751,936 for the three months ended June 30, 2019. The increased income in the three months ended June 30, 2020 was primarily due to the increase in net other income and gross margin.

Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2020	2019

REVENUE
Sales	$468,032	$570,098
Royalty and license fees	25,000	25,000
	493,032	595,098

COST OF GOODS SOLD	268,219	358,807

GROSS MARGIN	224,813	236,291

OPERATING EXPENSES
Research and development, net of government grant proceeds of $57,334 and $33,407, respectively	74,226	115,835
Selling, general and administrative	516,744	745,148
TOTAL OPERATING EXPENSES	590,970	860,983

LOSS FROM OPERATIONS	(366,157)	(624,692)

OTHER INCOME (EXPENSE)
Interest expense	(588,490)	(1,101,448)
Change in fair value of derivative liabilities	585,198	202,493
Gain on extinguishment of debt	-	53,549

TOTAL OTHER INCOME (EXPENSE), NET	(3,292)	(845,406)

NET LOSS	$(369,449)	$(1,470,098)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.33)	$(17.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	85,523

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $468,032 and $570,098 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $102,066 or 18%. The decrease in product sales resulted primarily from a decrease in ConsERV and NanoClear sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2020 and beyond.

Revenues from royalty and license fees were $25,000 and $25,000 for the six months ended June 30, 2020 and 2019, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators, and Aqualyte nanomaterial. Cost of goods sold were $268,219 and $358,807 for the six months ended June 30, 2020 and 2019 respectively, a decrease of $90,588 or 25%. This reflects our decreased revenue and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $224,813 and $236,291 representing 46% and 40% for the six months ended June 30, 2020 and 2019. The gross margin increase was due to focused efforts to reduce manufacturing costs and normal variances in manufacturing costs between our product lines.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $131,560 and $149,242 for the six months ended June 30, 2020 and 2019, a decrease of $17,682 or 12%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $57,334 and $33,407 for the six months ended June 30, 2020 and 2019, an increase of $23,927 or 72%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $516,744 and $745,148 for the six months ended June 30, 2020 and 2019, a decrease of $228,404 or 31%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

The decrease in selling, general and administrative expenses for the six months ended June 30, 2020 compared to the same period in 2019 is primarily the result of decreased legal and consulting fees.

Other Expense

Other expenses were $3,292 and $845,406 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $842,114 or 99%. The decrease in net other expense is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and a decrease in debt discount and finance cost.

Net Loss

Net loss for the six months ended June 30, 2020 was $369,449 compared to a net loss of $1,470,098 for the six months ended June 30, 2019. The decreased loss in the six months ended June 30, 2020 was primarily due to the decrease in operating expenses and net other expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2020, we generated a net loss of $369,449 and have incurred significant losses since inception. As of June 30, 2020, we had an accumulated deficit of $54,555,779, a stockholders’ deficit of $10,038,443 and cash and cash equivalents of $83,107. We used $390,656 and $287,431 of cash in operations during the six months ended June 30, 2020 and 2019, respectively, which was funded primarily by proceeds from note payables. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.	In the face of current pandemic related events the market(s) demand for its product(s) is sluggish in places where the pandemic continues to rise.

2.	The effect on the Company’s ability to raise new funds or on its current and projected cash position resulting from slower growth in sales and revenues due to a regional or world-wide economic downturn is placing unusually heavy pressures on management to monetize the entire technology base or a particular asset. Monetizing the entire technology would be done to extract the maximum value of the technology for the benefit of the company’s stakeholder at a higher short term cost. Whereas monetizing a technology segment would be pursued to raise sufficient cash to continue on in smaller, more concentrated manner.

3.	We believe our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments for the balance of 2020, to support the company’s operations needed to manufacture and create salesofConsERV and Aqualyte product is more challenged than in the last reporting period. There is no assurance, in these times of uncharted cause/effect with companies, markets, and people, that management or the Board will be successful in securing needed funds to fund business continuation or secure growth capital funding.

4.	The Senior Secured Note Holder has advised Management it is exploring its options in this matter.

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

Statement of Cash Flows

Cash as of June 30, 2020 was $83,107 compared to $4,083 as of December 31, 2019. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $390,656 for the six months ended June 30, 2020 compared to $287,431 for the same period in 2019. The increase in net cash used was primarily due to a decrease in net working capital accounts, partially offset by a decrease in net loss (after adjusting for non-cash items).

Net cash used in investing activities was $14,070 for the six months ended June 30, 2020 compared to $3,947 for the same period in 2019, driven by an increase in patent costs.

Net cash provided by financing activities was $483,750 for the six months ended June 30, 2020 compared to $277,820 for the same period in 2019. The increase resulted from an increase in proceeds from notes payable.

Financing and Capital Transactions

Paycheck Protection Program Loan

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year.

Secured Promissory Note

On April 3, 2020, the Company received $54,000 pursuant to a secured promissory note. The note bears interest at 10% per year and matured on June 25, 2020. The note provides for a minimum payment of $7,500 for fees and expenses incurred by the lender. The note is secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The principal amount, interest, and fees were subsequently repaid on August 3, 2020.

Related Party Note

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

During 2016 through the period ended June 30, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,957,600 with an extended maturity date of July 15, 2020. The Company received $135,000 of additional proceeds during the six months ended June 30, 2020. As of the date of filing, the maturity date has been extended to August 20, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020 that were not previously reported in a Current Report on Form 8-K.

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

DAIS CORPORATION

Date: August 14, 2020	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

