Form 10-Q
period 2020-09-30
DAIS Corp
filed 2020-11-23
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

There were 278,128 shares of the Registrant's $0.01 par value common stock outstanding as of November 23, 2020.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,899	$4,083
Accounts receivable, net	-	12,883
Other receivables	12,125	34,144
Inventory	80,143	91,281
Prepaid expenses	45,100	32,362
Total Current Assets	160,267	174,753
Property and equipment, net	10,765	30,957
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	151,659	146,135
Total Other Assets	156,439	150,915
TOTAL ASSETS	$327,471	$356,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $286,034 and $280,247 at September 30, 2020 and December 31, 2019, respectively	$988,838	$952,415
Accrued expenses, other, including interest due to related party of $617,663 and $444,476 at September 30, 2020 and December 31, 2019, respectively	1,374,531	1,034,745
Accrued compensation and related benefits	2,092,282	2,019,777
Customer deposits	50,590	91,742
Notes payable to related parties	1,957,600	1,822,600
Current portion of deferred revenue	361,156	398,656
Derivative liabilities	2,341,501	2,349,471
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,453,960	1,346,213
Total Current Liabilities	10,620,458	10,015,619
Notes payable – due after one year	294,750	-
Note payable - related party – due after one year	10,000	10,000
Total Liabilities	10,925,208	10,025,619
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 shares issued and 278,128 shares outstanding at September 30, 2020 and December 31, 2019, respectively	2,788	2,788
Capital in excess of par value	45,976,660	45,976,660
Accumulated deficit	(55,115,073)	(54,186,330)
	(9,135,625)	(8,206,882)
Treasury stock at cost, 629 shares at September 30, 2020 and December 31, 2019, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(10,597,737)	(9,668,994)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$327,471	$356,625

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUE
Sales	$360,764	$239,609	$828,796	$809,707
Royalty and license fees	12,500	37,500	37,500	62,500
	373,264	277,109	866,296	872,207

COST OF GOODS SOLD	213,485	186,954	481,704	545,761

GROSS MARGIN	159,779	90,155	384,592	326,446

OPERATING EXPENSES
Research and development, net of government grant proceeds of $34,716, $22,443, $92,050 and $55,850, respectively	10,573	42,608	84,799	158,443
Selling, general and administrative	276,318	279,895	793,062	1,025,043
TOTAL OPERATING EXPENSES	286,891	322,503	877,861	1,183,486

LOSS FROM OPERATIONS	(127,112)	(232,348)	(493,269)	(857,040)

OTHER INCOME (EXPENSE)
Interest expense	(223,266)	(427,961)	(811,756)	(1,529,409)
Change in fair value of derivative liabilities	(208,916)	(495,587)	376,282	(293,094)
Gain on extinguishment of debt	-	2,156	-	55,705

TOTAL OTHER INCOME (EXPENSE), NET	(432,182)	(921,392)	(435,474)	(1,766,798)

NET LOSS	$(559,294)	$(1,153,740)	$(928,743)	$(2,623,838)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(2.01)	$(6.12)	$(3.34)	$(21.82)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	188,541	278,128	120,240

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(56,017,295)	(1,462,112)	(11,499,959)
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,461,516	-	1,461,516
Balance at June 30, 2020	10	-	278,757	2,788	45,976,660	(54,555,779)	(1,462,112)	(10,038,443)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(559,294)	-	(559,294)
Balance at September 30, 2020	10	$-	278,757	$2,788	$45,976,660	$(55,115,073)	(1,462,112)	$(10,597,737)

Balance at December 31, 2018	10	$-	74,910	$749	$44,797,156	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	-	-	4,427	44	88,490	-	-	88,534
Adjustment for fractions	-	-	277	3	(3)	-	-	-
Warrants issued for finance cost	-	-	-	-	25,320	-	-	25,320
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(718,162)	-	(718,162)
Balance at March 31, 2019	10	-	79,614	796	44,910,963	(50,855,352)	(1,462,112)	(7,405,705)
Shares issued upon conversion of debt	-	-	46,436	465	379,144	-	-	379,609
Shares issued for finance cost	-	-	550	5	9,995	-	-	10,000
Warrants issued for finance cost	-	-	-	-	141,844	-	-	141,844
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(751,937)	-	(751,937)

Balance at June 30, 2019	10	$-	126,600	$1,266	$45,441,946	$(51,607,289)	$(1,462,112)	$(7,626,189)
Shares issued upon conversion of debt	-	-	139,325	1,393	474,844	-	-	476,237

Warrants issued for finance cost	-	-	-	-	17,734	-	-	17,734

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(1,153,739)	-	(1,153,739)
Balance at September 30, 2019	10	$-	265,925	$2,659	$45,934,524	$(52,761,028)	$(1,462,112)	$(8,285,957)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(928,743)	$(2,623,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt issue costs	5,848	40,323
Depreciation and amortization	33,301	32,009
Change in fair value of derivative liability	(376,282)	293,094
Non-cash interest expenses	368,312	681,530
Amortization of debt discount	101,899	537,835
Gain on extinguishment of debt	-	(55,705)
Legal fees paid through proceeds of notes payable	-	150,000
(Increase) decrease in:
Accounts receivable	12,883	19,904
Inventory	11,138	(41,310)
Other receivables	22,019	(35,216)
Prepaid expenses/Other assets	(12,738)	(6,826)
Increase (decrease) in:
Accounts payable	36,423	283,221
Accrued expenses	412,291	344,781
Customer deposits	(41,152)	(56,926)
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(392,301)	(474,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(18,633)	(5,222)
Net cash used in investing activities	(18,633)	(5,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	135,000	260,500
Proceeds from notes payable	348,750	237,500
Repayment of note	(54,000)	(33,680)
Net cash provided by financing activities	429,750	464,320

Net increase (decrease) in cash	18,816	(15,526)
Cash, beginning of period	4,083	29,300
Cash, end of period	$22,899	$13,774
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,537	$9,111
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes and accrued interest	$-	$944,380
Notes and accrued interest converted to common stock	$-	$324,930
Debt costs deducted from proceeds of note	$-	$20,000
Issuance of shares for finance cost	$-	$10,000
Issuance of warrants for debt modification	$-	$184,898
Initial derivative liability at issuance of notes	$-	$848,863
Initial debt discount at issuance of notes	$-	$381,494

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

September 30, 2020 and 2019

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2020. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2020.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2020, the Company generated a net loss of $928,743 and has incurred significant losses since inception. As of September 30, 2020, the Company has an accumulated deficit of $55,115,073, total stockholders’ deficit of $10,597,737, negative working capital of $10,460,191 and cash of $22,899. The Company used $392,301 and $474,624 of cash in operations during the nine months ended September 30, 2020 and 2019, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2020 and December 31, 2019, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 and $25,000 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $25,000 for the nine months ended September 30, 2020 and 2019, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended September 30, 2020 and 2019, respectively and $37,500 and $37,500 for the nine months ended September 30, 2020 and 2019, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2020 and December 31, 2019. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At December 31, 2019, one customer accounted for 77% of accounts receivable. For the nine months ended September 30, 2020, three customers accounted for 71% of total revenue. For the nine months ended September 30, 2019, six customers accounted for 80% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2020 and December 31, 2019 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At September 30, 2020 and December 31, 2019, the Company had $53,227 and $85,456 of raw materials, $5,385 and $4,101 of in-process inventory and $21,531 and $1,724 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at September 30, 2020 and December 31, 2019, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $6,493 and $7,126 for the three months ended September 30, 2020 and 2019, respectively, and $20,191 and $19,847 for the nine months ended September 30, 2020 and 2019, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2020 or 2019.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,459 and $(148) for the three months ended September 30, 2020 and 2019, respectively and $13,110 and $12,162 for the nine months ended September 30, 2020 and 2019, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $17,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $45,289 and $65,051 for the three months ended September 30, 2020 and 2019, respectively and $176,849 and $214,293 for the nine months ended September 30, 2020 and 2019, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $34,716 and $22,443 for the three months ended September 30, 2020 and 2019, respectively and $92,050 and $55,850 for the nine months ended September 30, 2020 and 2019, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of September 30, 2020:

	Fair Value at September 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$2,341,501	$-	$-	$2,341,501

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Balance, beginning of period	$2,349,471	$1,280,188
Additions	368,312	848,863
Extinguished derivative liability	-	(746,529)
Change in fair value of derivative liabilities	(376,282)	293,094
Balance, end of period	$2,341,501	$1,675,616

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 14,624,579 and 1,635,431 were excluded from the computation of diluted earnings per share for and the three and nine months ended September 30, 2020 and 2019, respectively, because their effect is anti-dilutive.

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

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	September 30,	December 31,
	2020	2019
Accrued expenses, other	$171,782	$166,158
Accrued interest	1,111,218	777,056
Accrued warranty costs	91,531	91,531
	$1,374,531	$1,034,745

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended September 30, 2020 and 2019, respectively and $36,594 and $36,594 for the nine months ended September 30, 2020 and 2019, respectively The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2020 and December 31, 2019 of $1,954,970 and $1,882,464, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended September 30, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,957,600 with an extended maturity date of August 20, 2020. As of the date of filing, the maturity date has been extended to November 5, 2020 and is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

The Company is using the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $59,211 and $46,424 for the three month periods ended September 30, 2020 and 2019, respectively and $172,737 and $130,780 for the nine month periods ended September 30, 2020 and 2019, respectively. Accrued interest on the Note was $617,063 and $444,326 at September 30, 2020 and December 31, 2019, respectively.

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

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense was $150 and $450 for the three and nine months ended September 30, 2020, respectively. Accrued interest at September 30, 2020 and December 31, 2019 was $600 and $150, respectively.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6. Equity Transactions

Preferred Stock

At September 30, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At September 30, 2020 and December 31, 2019, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2019 Transactions:

During the nine months ended September 30, 2019, the Company issued 190,188 shares of common stock upon the conversion of $284,240 principal amount of notes and related accrued interest and costs of $40,690.

During the nine months ended September 30, 2019, the Company issued 550 shares of common stock, valued at $10,000, as a finance cost.

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

The note was repaid on August 3, 2020.

Note 8. Convertible Notes Payable

The Company’s convertible promissory notes at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Convertible notes payable, bearing interest at 8-10%	$1,453,960	$1,453,960
Unamortized debt discount	-	(101,899)
Unamortized deferred debt issuance cost	-	(5,848)
Total	1,453,960	1,346,213
Current portion	$1,453,960	$1,346,213

The Company entered various convertible notes during 2019, aggregating $412,500 at September 30, 2020. The notes all mature during 2020.

The Company entered various convertible notes during 2018, aggregating $1,041,460 at September 30, 2020. The notes all matured during 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue five hundred shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at September 30, 2020. We have accrued $687 and $8,100 as interest expense during the three months ended September 30, 2020 and 2019, respectively, for the shares due for the extensions. We have accrued $2,601 and $31,300 as interest expense during the nine months ended September 30, 2020 and 2019 for the shares due for the extensions. All notes are currently being renegotiated. Accrued interest related to the shares is $36,924 for an aggregate of 26,500 shares.

During the nine months ended September 30, 2020, the Company amortized $101,899 of debt discount and $5,848 of debt issue costs to interest expense.

During the three months ended September 30, 2019, the Company amortized $188,473 of debt discount and $12,477 of debt issue costs to interest expense. During the nine months ended September 30, 2019, the Company amortized $537,835 of debt discount and $40,323 of debt issue costs to interest expense.

Debt conversions

During the nine months ended September 30, 2019, the Company issued 190,188 shares of common stock with a value of $944,380 upon the conversion of $284,240 principal amount of notes and related accrued interest and costs of $40,690. Unamortized debt discount and debt costs of $68,079 and $3,295, respectively, were charged against gain on extinguishment of debt at the time of redemption. In addition, $746,529 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $55,705.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $106,366 and $26,625 for the three months ended September 30, 2020 and 2019, respectively, and $368,312 and $76,351 for the nine months ended September 30, 2020 and 2019, respectively and were charged to interest expense.

During the three and nine months ended September 30, 2020, the Company recorded expense of $208,916 and income of $376,282, respectively, related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $2,341,501 at September 30, 2020, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.11%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 621%; and (4) an expected life of 6 months.

During the three and nine months ended September 30, 2019, the Company recorded expense of $495,587 and $293,094 related to the change in the fair value of the derivative.

During the nine months ended September 30, 2019, the Company issued 190,188 shares of common stock with a value of $944,380 upon the conversion of $284,240 principal amount of notes and related accrued interest and costs of $40,690. As a result of the conversions, $746,529 of derivative liability was extinguished. The company recorded gain on extinguishment of debt of $55,705.

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

Note 11. Subsequent Events

No material events have occurred after September 30, 2020 that requires recognition or disclosure in the financial statements except as follows:

On October 8, 2020, the Company entered into a Consent and Waiver and Twenty Sixth Amendment to the Senior Secured Promissory Note and Loan and Security Agreement with a related party (described in Note 5). The Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) October 15, 2020. The Secured Party (related party) gives consent to the issuance of the October 2020 Note and October 2020 Security Agreement described below.

On October 8, 2020, the Company entered into a Loan and Security agreement (“October 2020 Security Agreement”) pursuant to which the Company issued a Promissory Note (“October 2020 Note”) for $18,500 for the purpose of purchase order funding. The note bears interest at 10% per annum compounded daily. The principal amount plus all interest is due on the earlier of (i) the date upon which the Company receives payment for the purchase order or (ii) December 20, 2020 (the “Maturity Date”)

On October 28, 2020, the Company entered into a Twenty Seventh Amendment of the Loan and Security Agreement with a related party (described in Note 5), whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $2,025,600 or (ii) November 5, 2020 and the principal amount of the note was increased by $68,000.

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

In July of 2017, Dais first entered into a multi-year, exclusive license agreement with the Haier Group to provide its Aqualyte nanomaterials for use in select refrigeration products. This first agreement continues to generate quarterly revenue for Dais. We project these revenues should increase as Haier continues its full rollout into 2021. Dais projects this agreement for targeted refrigeration products should ultimately generate over $5 million in annual revenues once world-wide rollout occurs. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

In addition, during 2019 and 2020, Dais sold Aqualyte to multiple customers for use in ventilation and wastewater cleaning uses. These sales are expected to continue through 2020 and beyond.

ConsERVTM

We continue widening sales channels for our ConsERV product, an HVAC energy conservation product which should save an average of 30% on HVAC ventilation air operating costs while providing increased amounts of ventilation air in conditioned spaces thought to yield health (COVID19, allergies and asthma ‘trigger’ contaminants) and productivity improvements (cognitive abilities). The economic savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems, useful in both commercial and residential structures, to provide improved ventilation air within the structure. ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core removes some of the heat and humidity from the incoming air and transfers it to the exhaust air stream, thereby saving energy under many conditions. For winter heating, the core typically recovers a portion of the heat and humidity in the exhaust air and transfers it into the incoming air to reduce heating requirements.

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. In 2018, the Company began selling its ConsERV cores and systems across North America. The Company is continuing this effort to expand its North American sales channels to grow ConsERV sales with initiatives aimed at targeted professionals and companies specializing in the sale of HVAC components and systems. In addition, the company began selling nanomaterial to companies in the European Union and continues discussions with several companies to expand the market for Aqualyte sales. In 2019 the company began discussions with interested parties outside of China in Southeast Asia to specify or distribute ConsERV cores and systems. These efforts slowed considerably in 2020 due to the pandemic. As the pandemic comes under control it is our continued belief that efforts in these areas will see revenues grow throughout 2021, and beyond.

In December 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province, China, to provide our Aqualyte moisture transfer nanomaterial in a new line of Menred energy recovery ventilators (ERV) to be sold in the growing Chinese HVAC market, and for possible export use by Dais to meet its growing needs. This arrangement has been slowed by China governmental issues (we believe these are now resolved), increased in-country competition which we believe is partially tied to the unlicensed use of Dais intellectual property by others, and the pandemic general 2020 slow-down in the market. As the market is recovering and Menred’s production is ready with the product being now being actively promoted we expect to yield increasing revenues during 2021.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company continues to make and sell ConsERV cores, and customer ERV systems. The Company began a limited introduction of an updated line of ConsERV products in January 2020 (marketed as the N Series: newer cores and packaged systems). The experiences of the limited N Series introduction are being incorporated into this newer packaged ERV product line projected to be fully certified and broadly introduced into the market no later than 2Q 2021. We believe based on its performance and price-point, and end-user feedback, the product will be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue during 2020 and beyond as we increase the number of sales channels for ConsERV. The newer N Series will begin contributing to increasing revenues in mid-2021 and beyond.

NanoClearTM

We have commercially introduced the first NanoClear membrane evaporators for pilot testing, which remove quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. The evolving NanoClear product line desalinates seawater and purifies contaminated water produced by manufacturing and utility processes. These sorts of applications are the Company’s primary focus for this product line. This includes higher salt concentrations and low pH waste streams.

Development efforts on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout the first, second, and third quarter of 2020 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled "Non-Fouling Water Reuse Technologies" uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s applications in separating clean water from contaminated waste streams. Work on this project continues.

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

In the quarter ending September 30, 2018, the Company announced that we entered into a second definitive two-part, license agreement with the Haier Group of Qingdao, China for an Aqualyte based new product component targeted at a specific, existing Haier HVAC cooling system. Prototype testing has been slowed by the pandemic effected business environment with the project completion date now pushed to 2Q 2021. Once complete and having satisfactory results, it is projected the integrated new product will then move into field testing prior to commercial release into Haier’s sales channels throughout Greater China. When commercial release occurs, this action may have a sizeable, recurring revenue impact to Dais projected to be as much as $73 million annually.

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

Sales activities for advanced materials are being done with select, successful companies located in the European Union and South East Asia (including China) which take full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2020	2019

REVENUE
Sales	$360,764	$239,609
Royalty and license fees	12,500	37,500
	373,264	277,109

COST OF GOODS SOLD	213,485	186,954

GROSS MARGIN	159,779	90,155

OPERATING EXPENSES
Research and development, net of government grant proceeds of $34,716 and $22,443, respectively	10,573	42,608
Selling, general and administrative	276,318	279,895
TOTAL OPERATING EXPENSES	286,891	322,503

LOSS FROM OPERATIONS	(127,112)	(232,348)

OTHER INCOME (EXPENSE)
Interest expense	(223,266)	(427,961)
Change in fair value of derivative liabilities	(208,916)	(495,587)
Gain on extinguishment of debt	-	2,156

TOTAL OTHER INCOME (EXPENSE), NET	(432,182)	(921,392)

NET LOSS	$(559,294)	$(1,153,740)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(2.01)	$(6.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	188,541

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $360,764 and $239,609 for the three months ended September 30, 2020 and 2019, respectively, an increase of $121,155 or 51%. The increase in product sales resulted primarily from an increase in Aqualyte sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2020 and beyond.

Revenues from royalty and license fees were $12,500 and $37,500 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $25,000 or 67%. The decrease is due to there being no royalties due pursuant to the Menred License and Supply Agreement in this period.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators, and Aqualyte nanomaterial. Cost of goods sold were $213,485 and $186,954 for the three months ended September 30, 2020 and 2019 respectively, an increase of $26,531 or 14%. This reflects our increased sales volume offset by our reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $159,779 and $90,155 representing 43% and 33% for the three months ended September 30, 2020 and 2019. The gross margin increase was due to focused efforts to reduce manufacturing costs and normal variances in manufacturing costs between our product lines.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $45,289 and $65,051 for the three months ended September 30, 2020 and 2019, a decrease of $19,762 or 30%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $34,716 and $22,443 for the three months ended September 30, 2020 and 2019, an increase of $12,273 or 55%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $276,318 and $279,895 for the three months ended September 30, 2020 and 2019, a decrease of $3,577 or 1%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

·

Additional infrastructure needed to support the expanded commercialization of our ConsERV and Aqualyte products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

·	The issuance and recognition of expenses related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price; and

·

Additional expenses as a result of being an SEC reporting company, including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses.

We continue to focus on decreasing selling, general and administrative expenses for all our product efforts.

Other Income (Expense)

Other expenses were $432,182 and $921,392 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $489,210 or 53%. The decrease in net other expenses is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and a decrease in debt discount and finance cost.

Net Income (Loss)

Net loss for the three months ended September 30, 2020 was $559,294 compared to a net loss of $1,153,740 for the three months ended September 30, 2019. The decreased loss in the three months ended September 30, 2020 was primarily due to the decrease in net other loss and increase in gross margin.

Nine months ended September 30, 2020 Compared to September 30, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2020	2019

REVENUE
Sales	$828,796	$809,707
Royalty and license fees	37,500	62,500
	866,296	872,207

COST OF GOODS SOLD	481,704	545,761

GROSS MARGIN	384,592	326,446

OPERATING EXPENSES
Research and development, net of government grant proceeds of $92,050 and $55,850, respectively	84,799	158,443
Selling, general and administrative	793,062	1,025,043
TOTAL OPERATING EXPENSES	877,861	1,183,486

LOSS FROM OPERATIONS	(493,269)	(857,040)

OTHER INCOME (EXPENSE)
Interest expense	(811,756)	(1,529,409)
Change in fair value of derivative liabilities	376,282	(293,094)
Gain on extinguishment of debt	-	55,705

TOTAL OTHER INCOME (EXPENSE), NET	(435,474)	(1,766,798)

NET LOSS	$(928,743)	$(2,623,838)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(3.34)	$(21.82)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	120,240

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, Aqualyte membrane, and NanoClear evaporators. Product sales were $828,796 and $809,707 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $19,089 or 2%. The increase in product sales resulted primarily from an increase in Aqualyte sales offset by a decrease in ConsERV and NanoClear sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2020 and beyond.

Revenues from royalty and license fees were $37,500 and $62,500 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $25,000 or 40%. The decrease is due to there being no royalties due pursuant to the Menred License and Supply Agreement in this period caused in part by now corrected issues with the Chinese government, increased competition in-country from unlicensed use of Dais technology, and the pandemic.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators, and Aqualyte nanomaterial. Cost of goods sold were $481,704 and $545,761 for the nine months ended September 30, 2020 and 2019 respectively, a decrease of $64,057 or 12%. This is due to focused efforts to reduce manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $384,592 and $326,446 representing 44% and 37% for the nine months ended September 30, 2020 and 2019. The gross margin increase was due to focused efforts to reduce manufacturing costs and normal variances in manufacturing costs between our product lines.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $176,849 and $214,293 for the nine months ended September 30, 2020 and 2019, a decrease of $37,444 or 17%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $92,050 and $55,850 for the nine months ended September 30, 2020 and 2019, an increase of $36,200 or 65%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $793,062 and $1,025,043 for the nine months ended September 30, 2020 and 2019, a decrease of $231,981 or 23%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

·

Additional infrastructure needed to support the expanded commercialization of our ConsERV and Aqualyte products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology;

·	The issuance and recognition of expenses related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price; and

·

Additional expenses as a result of being an SEC reporting company, including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses.

We continue to focus on decreasing selling, general and administrative expenses for all our product efforts.

Other Expense

Other expenses were $435,474 and $1,766,798 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $1,331,324 or 75%. The decrease in net other expense is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price), and a decrease in debt discount and finance cost.

Net Loss

Net loss for the nine months ended September 30, 2020 was $928,743 compared to a net loss of $2,623,838 for the nine months ended September 30, 2019. The decreased loss in the nine months ended September 30, 2020 was primarily due to the decrease in operating expenses and net other expense.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2020, we generated a net loss of $928,743 and have incurred significant losses since inception. As of September 30, 2020, we had an accumulated deficit of $55,115,073, a stockholders’ deficit of $10,597,737 and cash and cash equivalents of $22,899. We used $392,301 and $474,624 of cash in operations during the nine months ended September 30, 2020 and 2019, respectively, which was funded primarily by proceeds from note payables. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We are currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.	In the face of current pandemic related events the market(s) demand for its product(s) remains sluggish in places where the pandemic continues to rise.

2.

The effect on the Company’s ability to raise new funds or on its current and projected cash position resulting from slower growth in sales and revenues due to a regional or world-wide economic downturn is placing unusually heavy pressures on management to monetize the entire technology base or a particular asset. Monetizing the entire technology would be done to extract the maximum value of the technology for the benefit of the company’s stakeholder at a higher short-term cost. Whereas monetizing a technology segment would be pursued to raise sufficient cash to continue in a smaller, more concentrated manner.

3.

We believe our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments for the balance of 2020 is limited. New capital is critical to support the company’s operations needed to manufacture product to meet sales as well as create new sales of ConsERV and Aqualyte product. The Company is now more challenged than in the last reporting period. There is no assurance, in these times of uncharted cause/effect with companies, markets, and people, that management or the Board will be successful in securing needed funds to fund business continuation or secure growth capital funding.

4.

The Company entered into a Loan and Security Agreement in June 2016 pursuant to which the Company issued a Senior Secured Promissory Note that grants the Holder a secured interest in all the assets of the Company. This Senior Secured Note Holder is working closely with the Company’s management and Board exploring its options in this matter. The short-term debtholders, and key accounts payable companies are doing the same, i.e. continue working with the Company.

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

Statement of Cash Flows

Cash as of September 30, 2020 was $22,899 compared to $4,083 as of December 31, 2019. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $392,301 for the nine months ended September 30, 2020 compared to $474,624 for the same period in 2019. The decrease in net cash used was primarily due to a decrease in net loss (after adjusting for non-cash items), partially offset by a decrease in net working capital accounts. For the nine months ended September 30, 2020, net loss (after adjusting for non-cash items) was $795,665. Accounts receivable, inventory and other assets together decreased by $33,302. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $370,062. For the nine months ended September 30, 2019, net loss (after adjusting for non-cash items) was $944,752. Accounts receivable, inventory and other assets together increased by $63,448. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $533,576.

Net cash used in investing activities was $18,633 for the nine months ended September 30, 2020 compared to $5,222 for the same period in 2019, driven by an increase in patent costs.

Net cash provided by financing activities was $429,750 for the nine months ended September 30, 2020 compared to $464,320 for the same period in 2019. The decrease resulted from an increase in note repayments.

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

During 2016 through the period ended September 30, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $1,957,600 with an extended maturity date of August 20, 2020. The Company received $135,000 of additional proceeds during the nine months ended September 30, 2020. As of the date of filing, the maturity date has been extended to November 5, 2020 and is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020 that were not previously reported in a Current Report on Form 8-K.

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

DAIS CORPORATION

Date: November 23, 2020	By:	/s/ Timothy N. Tangredi
Timothy N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

