Form 10-K
period 2020-12-31
DAIS Corp
filed 2021-09-17
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒ .

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $28,465 based on the closing price of $0.1242 per share of Dais Corporation common stock as quoted on the OTC Pink Marketplace and a public float of 229,557 on that date.

On September 17, 2021, there were 9,415,425 shares of the registrant’s common stock outstanding.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Aqualyte™, ConsERV™, NanoClear™, PolyCool™ and NanoAir™ , all of which are unregistered trademarks of the Company.

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nano-structured polymer technology materials company having developed and now commercializing products using the features and properties found in its platform of nanomaterial branded and sold as Aqualyte™ . The first commercial product is the Aqualyte nanomaterial itself, used by OEMs to create differentiated products, while the second product is a fixed plate energy recovery ventilator called ConsERV, which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and wastewater treatment industries.

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

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, diffuse (although there are no openings in the material) as molecules as opposed to liquid water. Water and similar liquids penetrate the thermoplastic material at the molecular level without oxygen and other atmospheric gases penetrating the material. It is believed this selectivity is dependent on the size and type of a molecule. We call this specialized material in its multiple forms the Aqualyte™ Platform of Nanomaterial.

The Company believes its Aqualyte™ platform of Nanomaterial acts as a disruptive catalyst enabling products with differentiated features addressing what we believe to be an international market spanning a number of industries. We believe a differentiated product is characterized, by some or all of the attributes below:

:

•	Longer operational lifetimes
•	Consume less energy
•	Release less CO2 into the atmosphere
•	Provide strong pathogen protection (COVID) and lower allergy/asthma triggers
•	Mental acuity improves by over 100% shown by 3rd ConsERV in blind study testing
•	Extends useable life of fresh foods and other organic materials
•	Clean most forms of contaminated wastewater to levels up to one-hundred times greater than noted in the Clean Water Act of 1970.

Our Products

The Company’ uses its knowledge of the Aqualyte nanomaterial to integrate it into traditional or new product form factors. It is management’s belief based on 3rd party industry or independent test results, the Company’s own testing, or data from customer use that the resulting product’s features and benefits address the growing market needs resulting from, but not limited to, the drivers of climate change as well as those needs created by the pandemic.

Nanomaterial Platform - Aqualyte™

The Aqualyte Nanomaterial is made from commercially available polymer resin and industrial grade solvents which are mixed using a proprietary process with traditional industrial equipment, and solvents. The resin and the solvents are commercially available from a number of chemical supply houses or firms such as Dow. Our process changes the molecular properties of the starting polymer resins such that in their final Aqualyte form they offer very different properties.

Aqualyte is a disruptive platform plastic material technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. The material forms a nonporous plastic membrane able to move moisture through itself while blocking passage of most gases and volatile compounds. The membrane is robust and has no pores to clog or to accumulate bacterial or fungal growth over time. Multiple independent third parties have validated the performance of Aqualyte and the protection it provides from the harmful effects of viral and bacterial pathogens, differentiating products using the Aqualyte Nanomaterial Platform from their competition.

The Company continues to develop next generation versions of its Aqualyte nanomaterial working to increase existing feature performance, add new features, and improving its cost. The Company sells Aqualyte to skilled OEMs using it’s features and properties to create their own improved or new products in a range of applications. In 2017, Dais signed a multi-year agreement with The Haier Group (the “Haier Supply Agreement” described below) that led to increased sales of Aqualyte to Haier for use in their products.

ConsERV™

We continue to expand sales channels to drive growth of revenues of the ConsERV product. ConsERV is an HVAC energy conservation product which should, according to various tests, save up to 30% on HVAC operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. ConsERV generally attaches onto existing HVAC systems, typically in commercial buildings, to provide improved ventilation air within the structure. ConsERV pre-conditions the incoming air by passing over our nanotechnology polymer which has been formed into a full enthalpy heat exchanger (the “core”). The nanotechnology heat exchanger uses the stale building air that must be simultaneously exhausted to transfer heat and moisture into or out of the incoming air. For summer air conditioning, the core removes some of the heat and humidity from the incoming air, transferring it to the exhaust air stream thereby, under certain conditions, saving energy. For winter heating, the core transfers a portion of the heat and humidity into the incoming air from the exhaust air stream thereby often saving energy. When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

Historically, overall ConsERV sales were negatively impacted by the establishment of a license for the company’s ConsERV system’s business license(s). Since termination of the license, the company has worked to reestablish supply and sales channels shuttered in 2012 at the beginning of the license. The Company is working intensively to introduce by the end of 2021 the most effective ConsERV system to date driven by the design and introduction of a new line of ERV systems powered by newer energy recovery cores.

The sales channels for ConsERV continue to expand across N. America and include private labeling efforts. The Company continues to build up the ConsERV sales (cores and systems) channels in the North American market. The Company has and continues to negotiate exclusive arrangements with representatives in multiple regions across North America who in turn target architect and specifying engineers, select OEMs, utility sponsored programs, and sophisticated users of HVAC equipment.

ConsERV revenues having begun to grow in 2019 stagnated in 2020 mainly because of the pandemic’s effects. We believe the growth initiatives will allow the company to effectively addresses up to 75% of the ERV market in N. America.

We continue to have targeted discussions with several companies in the European Union interested in buying and distributing both Aqualyte nanomaterial for use in their ERV cores as well as selling Dais produced ConsERV cores. To help us expand our capabilities in the reported high growth HVAC markets in Southeast Asia, Dais qualified a Chinese manufacturing company to produce ConsERV cores using Aqualyte membrane to meet the growing demand for ConsERV systems in the Region.

The Company expects this trend of growing ConsERV system, core, and Aqualyte nanomaterial revenues to continue into 2021 and beyond. We believe the market for pandemic safety, and the growing focus on Climate Change reducing products.

Possible Future Products Under Development Currently:

NanoClear ™

NanoClear is a product in development and is believed to offer strategic advantages over existing industrial wastewater cleaning processes. We constructed and operated a pilot plant installed at a local county wastewater treatment facility that was commissioned in May 2013 and updated to the current generation of membrane evaporator in November 2016. This site has served as a showcase for potential commercial customers as well as a test bed for newer materials and hardware readying for commercialization. The accumulated test data, analyzed by an independent 3rd party firm, shows the quality of the water being produced has not diminished since system start-up.

We soft-introduced a limited number of NanoClear Membrane Evaporators (ME) for pilot testing in China; the ME removes quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. The evolving NanoClear product line purifies contaminated water, created largely during cooling of key manufacturing and utility processes.

The product’s core strength, supported by Company, customer, and third party generated information, is its ability to clean up contaminated wastewater created by a variety of manufacturing processes.

Development efforts continue under a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award ending in the third quarter of 2021, to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled “Non-Fouling Water Reuse Technologies” uses our patented Aqualyte membrane to produce potable water from grey-water sources. The potential product improvements from this award will widen NanoClear’s market uses in separating clean water from contaminated waste streams.

PolyCool ™

PolyCool is a product in development and is believed to offer strategic advantages over existing cooling tower systems. Initial testing shows it reduces the likelihood of dangerous germs and viruses such as Legionella becoming airborne.

PolyCool systems are expected to use less energy than a conventional cooling tower while reducing the need for chemical biocide application. We believe these savings can significantly reduce the operating expenses of a cooling tower versus conventional technology. This advantage expands the applicability of evaporative cooling into geographic regions that are suffering from water scarcity or stress. In addition, the dramatic reduction in maintenance and safety issues allows use of PolyCool™ in smaller installations with correspondingly smaller maintenance budgets and less risk tolerance, which conventionally use less energy efficient dry cooling instead of evaporative cooling.

Strategic Partnerships

In the quarter ending September 30, 2018, Dais entered into a strategic development and licensing agreement with the Haier Group, located in Qingdao, China. This innovative work is based around the Company’s Aqualyte nanomaterial potentially enhancing the performance of several Haier products. The efforts are set to run through the end of 2022 and have been heavily affected by the Pandemic. If Haier was integrate the technology into their product(s) and associated sales channels management feels such a move could have a significant revenue impact for Dais. We believe the potential revenue impact can be better assessed during the 1st quarter of 2023.

In July 2017, we signed a seven year, non-exclusive agreement with the Menred Group (http://www.menred.eu/en/index.html), China, to provide our Aqualyte moisture transfer nanomaterial for use in key Menred products being sold into sales channels for the Chinese construction related markets.

Our Patents

Dais has owned 24 granted patents over its corporate history, some of which have reached the end of their enforceable term. As of December 31, 2020, we own the active, enforceable rights to eleven U.S. patents, four Chinese patents, two Hong Kong patents, and three Patent Cooperation Treaty (“PCT”) applications that are still being examined. A national stage application based on one of these PCT applications resulted in notification that one U.S. patent would be granted in the first quarter of 2021. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties. The polymers are selectively permeable to polar materials, such as water, in molecular form. Selective permeability allows these materials to function as a nano-filter in various transfer applications. These materials are made from base polymer resins available from several commercial firms worldwide and possess what we believe to be some unique and controllable properties, such as:

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

•

Unique surface characteristic: During the formation of our nanomaterial, we believe the resulting inherent features of this material allow it to offer highly efficient latent and sensible transfer abilities as well as creating an inhospitable surface area to support the growth of most known pathogens, mold, and mildew. This belief is validated by testing done by 3rd party industry organizations over the past decade. The third parties (including laboratories, universities, utilities, and end users) use known industry standards, i.e., ASTM and others, for their test protocols. The test results, as well as the Company’s own on-going testing, supports the belief the features of a properly configured product tuned to manage the features of the company’s nanomaterial allow functionally diverse, higher efficiency products to be built and sold worldwide resulting in the creation of an on-going, growing, sustainable revenue streams focused squarely on shareholder value.

The company also owns multiple utility patents that cover inventions that are new, improvements and useful processes including the design and fabrication of devices or approaches that use properties of the polymers described above for HVAC, energy, food preservation and water treatment applications.

Intellectual Property

As stated above, we own eleven active U.S. patents, four Chinese patents, two Hong Kong patents and co-own one additional US patent as of December 31, 2020. These patents cover the composition and structure of a family of ion conducting polymers and membranes and certain applications of the polymer. We believe some of these patents refer to applications relating to the materials we are developing. Please see the “Risk Factors” Section. A list of our existing patents follows:

1.

U.S. Patent No. 6,841,601 - Crosslinked polymer electrolyte membranes for heat and moisture exchange devices. This patent was issued on January 11, 2005 and the patent term ends on or about March 13, 2022.

2.

U.S. Patent No. 7,179,860 - Cross-linked polymer electrolyte membranes for heat, ion, and moisture exchange devices. This patent was issued on February 20, 2007 and the patent term ends on or about March 13, 2022.

3.	U.S. Patent No. 7,990,679 - Nanoparticle ultracapacitor. This patent was issued on August 2, 2011 and the patent term ends on or about November 22, 2029.
4.	U.S. Patent No. 8,222,346 - Block copolymers and method for making same. This patent was issued on July 17, 2012 and the patent term ends on or about September 28, 2027.
5.	U.S. Patent No. 8,470,071 - Enhanced HVAC system and method. This patent was issued June 25, 2013 and the patent term ends on or about August 13, 2030.
6.	U.S. Patent No. 8,500,960 - Multi-phase selective mass transfer through a membrane. This patent was issued on August 6, 2013 and the patent term ends on or about October 8, 2030.
7.	U.S. Patent No. 8,586,637 - Stable and compatible polymer blends. This patent was issued November 19, 2013 and the patent term ends on or about May 2, 2030.
8.	U.S. Patent No. 9,013,155 - Energy storage devices including a solid multilayer electrolyte. This patent was issued April 21, 2015 and the patent term ends on or about March 3, 2031.
9.	U.S. Patent No. 9,283,518 - Fluid treatment systems and methods using selective transfer membranes. This patent was issued March 15, 2016 and the patent term ends on or about September 18, 2032.
10.	U.S. Patent No. 9,293,269 - Ultracapacitor tolerating electric field of sufficient strength. This patent was issued March 22, 2016 and the patent term ends on or about May 2, 2033.
11.	U.S. Patent No. 9,393,557 - Anionic Exchange Electrolyte Polymer Membranes. This patent was issued July 19, 2016 and the patent term ends on or about February 10, 2032.
12.	China Patent No. ZL200880009211.4 - multi-phase selective mass transfer through a membrane. This patent was issued March 27, 2013 and the patent term ends on or about January 22, 2028.
13.	Hong Kong Patent No. HK1139888 - Multi-phase selective mass transfer through a membrane. This patent was issued January 10, 2014 and the patent term ends on or about January 22, 2028.
14.	China Patent No. ZL201180012841.9 - Energy storage devices including a solid multilayer electrolyte. This patent was issued September 9, 2015 and the patent term ends on or about January 7, 2031.
15.	China Patent No. 103203185B - A dryer having a drying chamber comprising heated air. This patent was issued January 21, 2016 and the patent term ends on or about January 22, 2028.
16.	Hong Kong Patent No. HK1187300 – A dryer having a drying chamber comprising heated air.
17.	China Patent No. CN104096459B - Fluid treatment systems and methods using selective transfer membranes. This patent was issued November 5, 2018 and the patent term ends on or about September 7, 2031.

Dais has been notified that the Application will be granted full US patent status in early 2021:

1.	WO/2017/062812A1 – Evaporative chilling systems and methods using a selective transfer membrane

Additional patent applications are being examined that are not yet publicly visible in the patent system and will be revealed at the appropriate time. Patents may or may not be granted on any of the above applications. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by entering into confidentiality agreements with our current and prospective strategic partners and employees.

Manufacturing

The Company currently assembles ConsERV cores, a mixed in/out system build with all Aqualyte fabrication outsourced. For future expansion and high-volume scale-up, the Company has continued to establish a robust supply chain with strategic partners having existing multiple channel access to markets – or with qualified outsourced firms. We use a blended “outsourced / in-house” model for material, component, and assembly needs. We do not have long term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased from alternative suppliers. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

OEM Customers, and Suppliers

Using the properties and features of its Aqualyte Nanomaterial the Company has proven results in a variety of cross industry markets. We look to provide Original Equipment Manufacturers (OEMs) with Aqualyte membrane. Then sharing how to use the options and features found in Aqualyte, to find the OEM able to offer better or even new products in consumer, commercial, and industrial having what we believe to be belter lifetimes, and efficiencies.

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

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $221,700 and $293,751 for the years ended December 31, 2020 and 2019, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $123,055 and $89,994 for the years ended December 31, 2020 and 2019, respectively.

Sales and Marketing Strategies

We have secured and continue to discuss relationships with leading industry HVAC manufacturers, HVAC product distributors, energy service companies, and ERV manufacturers outside of North and South America. In addition, we are discussing relationships for use of our ConsERV products in other applications outside of energy recovery ventilation world-wide.

The Company is focused on creating alliances with companies having strong, existing channel presence or expertise in the target industries, notably for ConsERV and Aqualyte OEM uses. We are using the data and experience of past sales in a variety of markets, adding newer features and functions, working to increase revenues. We intend to bring industry seasoned talent into the Company at the appropriate time to further drive market development, revenue growth and guide future product feature improvement needs.

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology can decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV product may become a functional component of newer, more efficient OEM products. A key challenge is to educate channel decision makers of the benefits of products made using our materials and processes is to have qualified people and certified product to overcome the strength of other products in the channels with what we believe is a diminished value proposition with current product sales in all sales channel members. Armed with the growing base of operational and third-party data this education process will become routine.

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

We believe that the combination of our nano-material platform’s characteristics and growing patent position forms competitive advantages, which may allow us time to execute our business plan. Many of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

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

Employees

As of December 31, 2020, we employed 10 full-time employees and one independent contractor. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. As of the date of filing the number of employees of the Company has not changed.

Principal Offices

Our principal office is located at 11552 Prosperous Drive, Odessa, FL 33556.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We currently lease 7,200 square feet of combined office and production space located at 11552 Prosperous Drive, Odessa, FL 33556. We lease the site from Ethos Business Ventures, LLC, a limited liability company in which our Chief Executive Officer, Tim Tangredi, has a controlling financial interest (see Item 13, Certain Relationships and Related Transactions and Director Independence).

The lease for our corporate headquarters began on March 18, 2005. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The current monthly rent is $4,066 and includes sales tax. We also pay all taxes and utilities as well as most repairs relating to the building. Most of our functions are performed at this site including corporate, marketing, administration, on-going product and nano-structured polymer development and product assembly and shipping. Key polymer synthesis and casting is outsourced and not done at this facility.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. There are two items to disclose:

1.	SOEX

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

There was no movement on the outstanding suits in 2020.

2.	Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over time” payment plan. To date the Company has one agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,575.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
Softinway	$15,350.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$124,459.06

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is currently trading on the OTC Pink Marketplace operated by OTC Markets Group Inc. under the symbol “DLYT”.

Authorized Capital.

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

Approximate Number of Equity Security Holders

As of September 15, 2021, there were approximately 120 shareholders of record of our common stock.

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

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	9,876	$230

In June 2000 and November 2009, the Board adopted, and the shareholders approved, the 2000 Plan and 2009 Plan, respectively (together the “Plans”). The Plans provide for the grant of stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and bonus stock and other awards to eligible persons, as defined in said plans, including, but not limited to, officers, directors, and employees. Certain awards under the Plans may be subject to performance conditions. The Board of Directors approved and made available 5,547 and 7,500 shares of common stock to be issued pursuant to the 2000 Plan and the 2009 Plan, respectively. On February 27, 2015, the shareholders approved the Dais Analytic Corporation 2015 Stock Incentive Plan (the “2015 Plan”). The number of shares of common stock reserved for issuance under the 2015 Plan is 5,000. The 2015 Plan authorizes the grant to eligible individuals of (1) Stock Options (Incentive and Non-Qualified), (2) Restricted Stock, (3) Stock Appreciation Rights, or SARs, (4) Restricted Stock Units, (5) Other Stock-Based Awards, and (6) Cash-Based Awards.

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

Unregistered Sales of Equity Securities and Use of Proceeds

For unregistered sales of securities through December 31, 2019, see our 10-K annual report for the period ending December 31, 2019, which is hereby incorporated by reference.

On April 3, 2020, the parties amended the Loan and Security Agreement (“Twenty Third Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,922,600 or (ii) April 15, 2020.The Parties entered into a Consent and Waiver to authorize the Company to issue a promissory note and security agreement to Brian Kelly (see “2020 Note”).

On June 2, 2020, the parties amended the Loan and Security Agreement (“Twenty Fourth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) July 15, 2020.

On July 15, 2020, the parties amended the Loan and Security Agreement (“Twenty Fifth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) August 20, 2020.

On October 8, 2020, the parties amended the Loan and Security Agreement (“Twenty Sixth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,957,600 or (ii) October 15, 2020. The Parties entered into a Consent and Waiver to authorize the Company to issue a promissory note and security agreement to Brian Kelly (see “October 2020 Note”)

On October 28, 2020, the parties amended the Loan and Security Agreement (“Twenty Seventh Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $2,025,600 or (ii) November 5, 2020.

On November 24, 2020, the parties amended the Loan and Security Agreement (“Twenty Eighth Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $2,080,600 or (ii) November 30, 2020

On December 15, 2020, the parties amended the Loan and Security Agreement (“Twenty Seventh Amendment”) whereby the Maturity Date of the Note was extended to the earlier of (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $2,115,600 or (ii) December 23, 2020. The Parties entered into a Consent and Waiver to authorize the Company to issue a promissory note and security agreement to Brian Kelly (see “Kelly December 2020 Note”)

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2020.

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

OVERVIEW

We have developed and patented a nanostructured polymer technology, which is being commercialized in products based on the functionality of these materials. We believe the applications of our technology have promise in several diverse market segments and products. We will expand our push to sell ConsERV product largely in North America with Aqualyte nanomaterial sales with OEMs in international markets.

Growing emphasis is being actively placed on the Aqualyte OEM material sales in addition to ConsERV system sales to generate another revenue stream in targeted non-ConsERV applications. We believe the targeted Aqualyte OEM applications created when using features and properties of the Aqualyte nanomaterial provide the OEM evolutionary or new products. Products which the Company believes offer greater functionality, and differentiation in growing worldwide water market.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 as compared with December 31, 2019

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2020	2019

REVENUE
Sales	$952,845	$830,625
Royalty and license fees	50,000	75,000
	1,002,845	905,625

COST OF GOODS SOLD	545,068	600,213

GROSS MARGIN	457,777	305,412

OPERATING EXPENSES
Research and development, net of government grant proceeds of $123,055 and $89,994 for the years ended December 31, 2020 and 2019, respectively	98,645	203,757
Selling, general and administrative	1,079,594	1,369,037
TOTAL OPERATING EXPENSES	1,178,239	1,572,794

LOSS FROM OPERATIONS	(720,462)	(1,267,382)

OTHER INCOME (EXPENSE)
Interest expense	(1,127,807)	(2,126,590)
Change in fair value of derivative	(939,464)	(712,952)
Gain on extinguishment of debt	-	57,784
TOTAL OTHER EXPENSE, NET	(2,067,271)	(2,781,758)

NET LOSS	$(2,787,733)	$(4,049,140)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(10.02)	$(25.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	157,771

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, and our Aqualyte membrane. Product sales were $952,845 and $830,625 for the years ended December 31, 2020 and 2019, respectively, an increase of $122,220 or 15%. We had no change in ConsERV sales, a drop of 100% in NanoClear sales, and a 58% increase in Aqualyte Only OEM membrane sales. This decrease in NanoClear sales reflects the Company’s decision to focus on acquiring the long-term operational data it believes is needed to rapidly grow its chosen markets. This period will end no later than 1Q 2022 and to date the results of this third-party testing are ‘above average’. Company thinking shows the possession of long-term test data eases the ability to market the NanoClear application. The increase in Aqualyte OEM sales was due to the expansion of the significant concentrations of sales belonging to two customers in 2019 and 2020. Other than Aqualyte sales, we are focusing on creating sustainable revenues with the expectation that this will allow for continued growth in 2021.

Revenues from royalty and license fees were $50,000 and $75,000 for the years ended December 31, 2020 and 2019, respectively a decrease of $25,000 or 33% due to the royalty due per the license agreement with Menred in 2019.

Cost of Sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems, NanoClear evaporators and Aqualyte membrane. Cost of goods sold were $545,068 and $600,213 for the years ended December 31, 2020 and 2019, respectively, a decrease of $55,145 or 9% resulting from focused efforts to reduce our costs by working with our current suppliers on better pricing and finding alternative suppliers and materials.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $221,700 and $293,751 for the years ended December 31, 2020 and 2019, respectively, a decrease of $72,051 or 25%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $123,055 and $89,994 for the years ended December 31, 2020 and 2019, respectively, an increase of $33,061 or 37%. The fluctuation in expenses and reimbursements are due to the timing of the grant activities.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,079,594 and $1,369,037 for the years ended December 31, 2020 and 2019, respectively, a decrease of $289,443 or 21%.

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

The 21% decrease in selling general and administrative expenses in the year ended December 31, 2020 compared to the same period in 2019 resulted primarily from the decrease in legal and consulting fees.

Other Income (Expense)

Interest expense for the year ended December 31, 2020 was $1,127,807 compared to an expense of $2,126,590 for the year ended December 31, 2019. Loss on change in fair value of derivative increased to $939,464 from $712,952 from 2019 to 2020 and there was a decrease in gain on extinguishing debt from $57,784 in 2019 to $0 in 2020. The gain on extinguishing debt in 2019 was due to conversion of principal and interest of a portion of our notes payable in to shares of common stock. There were no conversions of our notes payable in 2020.

Net Loss

Net loss for the year ended December 31, 2020 was $2,787,733 compared to a net loss of $4,049,140 for the year ended December 31, 2019. The decrease in net loss in 2020 was primarily due to the decrease in interest expense and our selling, general, and administrative expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the year ended December 31, 2020, we generated a net loss of $2,787,733 and have incurred significant losses since inception. As of December 31, 2020, we have an accumulated deficit of $56,974,063, total stockholders’ deficit of $12,456,727, negative working capital of $12,324,850 and cash and cash equivalents of $36,516. We used $556,423 and $718,090 of cash from operations during the years ended December 31, 2020 and 2019, respectively, which was funded primarily through proceeds from loans from related parties and other equity financings. There is no assurance that such financing will be available in the future.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2020 were $36,516 compared to $4,083 as of December 31, 2019. Cash is primarily used to fund our working capital requirements.

Net cash used by operating activities was $556,423 and $718,090 during the years ended December 31, 2020 and 2019. The decrease in cash used in operations of $161,667 results primarily from a decrease in loss of $301,989 (after adjusting for noncash items), partially offset by a decrease in cash of $140,322 resulting from the net change in operating assets and liabilities

Net cash used by investing activities was $25,094 and $11,547 for the year ended December 31, 2020 compared to the same period in 2019, driven primarily by increases in patent spending in 2020.

Net cash provided by financing activities was $613,950 for the year ended December 31, 2020 compared to $704,420 for the same period in 2019. The difference is a decrease in proceeds from note payables to related parties and an increase in repayment of notes in 2020.

Material Financing Transactions

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling with all fees, interest, and principal $2,008,812as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at December 31, 2020. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,111,334 in shares of Common stock of the Company (at $0.30 per share) with 50% warrant coverage (1 year cash warrant with a strike price of $0.30). All documents were executed by June 30, 2021 with all equity/warrants issued by July 31, The Company issued 7,036,667 Common shares, and 3,576,733 Warrant shares in this transaction.

No new Convertible Note Transactions were entered into during 2020.

COVID-19 Disclosure

The Company’s operations have been and continue to be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption and impact on the Company which may be caused by the outbreak is uncertain. In 2020 we believe the company suffered materially adverse impacts caused by (1.) the late filing of required SEC mandated reports which resulted from professionals and company employees being ill, dislocated from jobs, taking abnormally longer times to necessary filing information due to lack of access to computer from remote locations or limited/no access to needed 3rd party professionals, etc. Further the pandemic has resulted in a material adverse impact on the Company’s operations, and cash flows as marketing plans for new product introduction were delayed.

Future possible impacts may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, marketable securities, and potential loss of key team members.

Economy and Inflation

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation has not had a material effect on our results of operations.

Contractual Obligations

We do not have any liabilities related to long-term contractual obligations as of December 31, 2020.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein except for the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses on December 31, 2020, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $50,000 and $50,000 for the years ended December 31, 2020 and 2019, respectively. Royalties are recognized as earned. We recognized royalty revenue of $0 and $25,000 for the years ended December 31, 2020 and 2019, respectively.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and Aqualyte membrane. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 has been recorded on December 31, 2020 and 2019, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2020 or 2019.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $17,638 and $16,255 for the years ended December 31, 2020 and 2019, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,500 per year for the next five years and thereafter.

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

There were no stock options issued during the year ended December 31, 2020 and 2019.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether they contain embedded derivative instruments that are required under ASC 815 “ Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

We identify and evaluate uncertain tax positions, if any, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. We have not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2017-2020 tax years remain open and subject to examination by the Internal Revenue Service.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company’s existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2020 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy N. Tangredi	65	President, Chief Executive Officer and Chairman of the Board of Directors
Brian C. Johnson	48	Chief Technology Officer
Robert W. Schwartz	76	Director
Ira William McCollum, Jr.	76	Director
Thomas E. Turner (1)	71	Director
Eliza Wang	43	Director

(1)

On March 10, 2020, Tom Turner resigned from his position as a member of the Board of Directors of Dais Corporation (the “Company”), effective immediately. Mr. Turner did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Directors and Executive Officers

The following are our directors and executive officers:

Tim Tangredi has been our Chief Executive Officer since 1996. Mr. Tangredi joined us part time in 1996 and was appointed a member of our board of directors in 1998. In 1999 and 2000, respectively, Mr. Tangredi initiated and executed the strategic purchases of assets of other companies, created serval joint ventures, and sold company assets in his tenure with the Company. From 1979 to 1990, Mr. Tangredi worked for AT&T working in technical marketing, network operations, and project management. From 1991 – 1998 Tangredi started/purchased/sold two companies. Mr. Tangredi earned his BS from Siena College and MBA from Rensselaer Polytechnic Institute. He is a founder and member of the board of directors of Aegis Biosciences, LLC (“Aegis”). Aegis, created in 1995, is a licensee of our nano-structured intellectual property and materials in the biomedical and healthcare fields.

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

Thomas E. Turner has resigned effective March 20, 2020. Mr. Turner did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Eliza Xuan Wang joined our board of directors on April 1, 2015. Ms. Wang has been the Managing Attorney of The Meridian Law, a Professional Law Corporation, since 2009. Her legal practice includes venture capital, general civil and commercial litigation, and immigration matters. Ms. Wang is licensed to practice law in the states of California and New York. She has a Bachelor of Law degree from China University of Political Science and Law (Beijing, China) and L.L.M. degree from Hastings College of The Law, University of California. Ms. Wang’s expertise in commercial and legal matters in both the United States and China will be an asset to us as we conduct further business in China.

The Board members serve for the latter of a period of one year or until the next annual meeting of Company’s shareholders.

Significant Employees

Peter DiChiara resigned as Corporate Secretary of the company effective December 31, 2020. Mr. DiChiara did not resign because of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Proceedings

During the last ten years, none of our officers, directors, promoters, or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

We have determined that our board of directors currently has two members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15). As of the date of this report, Robert W. Schwartz and Eliza Wang are our independent directors. Based on information solicited from Mr. Schwartz, and Ms. Wang, none of them has a material relationship with us and is independent within the meaning of such rules.

Board Meetings and Committees; Annual Meeting Attendance

Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held four formal meetings during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2020 and 2019 for: (i) each individual serving as our chief executive officer (“ CEO ”) or acting in a similar capacity during any part of fiscal 2020; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2020.

	Year	Salary ($)	Bonus ($)		Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)		($)(1)(f)	($)(i)	(j)

Timothy N. Tangredi (2)
Chief Executive Officer, President,	2020	$135,500				36,674	$172,174
and Chairman of the Board of Directors	2019	$125,333	$-	$		$36,674	$162,007

Brian Johnson
Chief Technology Officer	2020	$135,003					$135,003
	2019	$135,006	$-	$		$-	$135,006

_____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2020 and 2019. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2020 and 2019. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi’s contract in 2011 stated a salary of $200,000 per year, effective September 14, 2011, and he may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2020 and 2019, Mr. Tangredi was paid $135,500 and $125,333, respectively and had accrued unpaid salary of $64,500 and $74,667 for the years ended December 31, 2020 and 2019, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2020, we owed Mr. Tangredi accrued compensation in the aggregate amount of $1,983,639

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2020.

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Tim Tangredi	63	$600	1/18/2021
	50	$800	4/5/2021
	23	$700	10/7/2021
	100	$240	11/30/2022
	1,500	$360	5/30/2023
	150	$600	12/17/2024
	150	$140	4/14/2026
	300	$80	11/23/2027
Brian Johnson	100	$600	1/18/2021
	50	$240	11/30/2022
	500	$80	11/23/2027

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth information as of the date of September 14, 2021, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series B Preferred Stock	Percent of Class
Named Executive Officers and Directors
Tim Tangredi, Officer, Chairman of the Board(1) #	596	*%	10	100%
Brian Johnson, Chief Technology Officer #	1	*	-	-
Robert W. Schwartz, Director #	0	*	-	-
Eliza Wang, Director	0	*	-	-
Ira William McCollum Jr., Director #	0	*	-	-
All directors and officers as a group (5 persons)	597	* %	10	100%

5% or greater shareholders
Christine Casale(2)	1,666,767	17.7
LG Capital Funding LLC(3)	1,333,741	14.2
GS Capital Partners LLC(4)	1,000,550	10.6
Cerberus Finance Group, LTD.(5)	700,000	7.4
J&R Medallion Funding Corp(6)	696,667	7.4
Vision Capital NY Inc.(7)	621,482	6.6
BHP Capital NY Inc.(8)	550,100	5.8
One44 Capital LLC(9)	470,000	5	-	-
All 5% or greater shareholders as a group	7,039,307	74.8%	-	-

Total	7,039,904	74.8%	10	100%

____________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)	Includes 516 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi.
(2)	The natural person with shared voting power on behalf of Christine Casale is Christine Casale and SQ LLC Family Trust.
(3)	The natural person with voting power on behalf of LG Capital Funding LLC is Mr. Joseph Lerman.
(4)	The natural person with voting power on behalf of GS Capital Partners LLC is Mr. Gabe Sayegh.
(5)	The natural person with voting power on behalf of Cerberus Finance Group, LTD. Is Eliot Dayan.
(6)	The natural person with voting power on behalf of J&R Medallion Funding Corp., is Jon Lieberman.
(7)	The natural person with voting power on behalf of Vision Capital is Larry Stein, and LS, LLC.
(8)	The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel.
(9)	The natural person with voting power on behalf of One44 Capital LLC is Ahron Fraiman.

Applicable percentage ownership in the preceding table is based on approximately 9,415,425 shares of common stock outstanding as of September 15, 2021 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 15, 2021. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	9,876	$230

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

Tim Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis Biosciences, LLC (“Aegis”). Mr. Tangredi currently owns 52% of Aegis’ outstanding equity and spends approximately one to two days per month on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. Pursuant to the second license, Aegis is required to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products, nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments ended on June 2, 2015.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $57,946 and $57,565 for the years ended December 31, 2020 and 2019, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2020 and 2019 of $1,983,639 and $1,882,464, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Patricia Tangredi (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. Ms. Tangredi is the wife of Tim N. Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016 (the “Maturity Date”).

During 2016 to the period ended December 31, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,115,600 with an extended maturity date of December 23, 2020. As consideration for the additional proceeds and modification of the maturity date, the Company issued to the related party warrants to purchase an aggregate of 239,125 shares of common stock with a weighted average exercise price of $3.41 with a ten-year exercise period, from the date of issuance and 240 shares of common stock in 2017, valued at $17,200, of which $15,400 was recorded against debt due to related party.

On February 27, 2015, the Company entered into an amendment to the Tangredi Employment Agreement with Tim N. Tangredi. Currently, we have non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2020.

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

In addition to any Accrued Sums owed, if Mr. Tangredi elects to terminate employment within one year following a change in control, he shall receive a lump sum payment equal to the sum of (a) the greater of his then current base salary or $210,000 plus (b) the cash bonus and merit bonus, if any, awarded in the most recent year. In addition, he will be entitled to (ii) and (iii) above.

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

Currently, we have non-interest-bearing accrued compensation due to Mr. Tangredi for deferred salaries earned and unpaid as described above. Pursuant to the February 27, 2015 amendment to the Tangredi Employment Agreement if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into shares of common stock of the Company during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2020 and 2019 was $70,000 and $85,830, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2017. As a result of this process, on July 12, 2017, the Board elected to engage RBSM LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2017 and dismissed Mayer Hoffman McCann PC from that role. RBSM LLP remains the Company's independent registered public accounting firm for the fiscal year ending December 31, 2020.

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

DAIS CORPORATION

Date: September 17, 2021	By:	/s/ Tim Tangredi
Tim Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Tim Tangredi	Chairman of the Board,	September 17, 2021
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	September 17, 2021
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	September 17, 2021
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	September 17, 2021
Eliza Xuan Wang

Dais Corporation

(Formerly Dais Analytic Corporation)

Financial Statements

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dais Corporation

(Formerly Dais Analytic Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dais Corporation (formerly Dais Analytic Corporation) (the “Company”), as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, New York

September 17, 2021

DAIS CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,516	$4,083
Accounts receivable, net	502	12,883
Other receivables	6,169	34,144
Inventory	65,656	91,281
Prepaid expenses	30,670	32,362
Total Current Assets	139,513	174,753
Property and equipment, net	4,501	30,957
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	153,592	146,135
Total Other Assets	158,372	150,915
TOTAL ASSETS	$302,386	$356,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $305,081 and $280,247 on December 31, 2020 and 2019, respectively	$984,485	$952,415
Accrued expenses, other, including interest due to related party of $679,239 and $444,476 on December 31, 2020 and 2019, respectively	1,515,740	1,034,745
Accrued compensation and related benefits	2,120,951	2,019,777
Customer deposits	43,109	91,742
Notes payable to related parties	2,125,600	1,832,600
Current portion of deferred revenue	348,656	398,656
Derivative liabilities	3,845,662	2,349,471
Note payable – due within one year	26,200	-
Convertible notes payable, net of unamortized debt discount and deferred debt issuance costs	1,453,960	1,336,213
Total Current Liabilities	12,464,363	10,015,619
Notes payable – due after one year	294,750	-
Note payable - related party – due after one year	-	10,000
Total Liabilities	12,759,113	10,025,619
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 and 278,757 shares issued and 278,128 and 278,128 shares outstanding on December 31, 2020 and 2019, respectively	2,788	2,788
Capital in excess of par value	45,976,660	45,976,660
Accumulated deficit	(56,974,063)	(54,186,330)
	(10,994,615)	(8,206,882)
Treasury stock at cost, 629 shares on December 31, 2020 and 2019, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(12,456,727)	(9,668,994)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302,386	$356,625

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

REVENUE
Sales	$952,845	$830,625
Royalty and license fees	50,000	75,000
	1,002,845	905,625

COST OF GOODS SOLD	545,068	600,213

GROSS MARGIN	457,777	305,412

OPERATING EXPENSES
Research and development, net of government grant proceeds of $123,055 and $89,994 for the years ended December 31, 2020 and 2019, respectively	98,645	203,757
Selling, general and administrative	1,079,594	1,369,037
TOTAL OPERATING EXPENSES	1,178,239	1,572,794

LOSS FROM OPERATIONS	(720,462)	(1,267,382)

OTHER INCOME (EXPENSE)
Interest expense	(1,127,807)	(2,126,590)
Change in fair value of derivative	(939,464)	(712,952)
Gain on extinguishment of debt	-	57,784
TOTAL OTHER EXPENSE, NET	(2,067,271)	(2,781,758)

NET LOSS	$(2,787,733)	$(4,049,140)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(10.02)	$(25.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	278,128	157,771

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2018	10	$-	74,910	$749	$44,797,156	$(50,137,190)	$(1,462,112)	$(6,801,397)
Shares issued upon conversion of debt	-	-	203,020	2,030	952,616	-	-	954,646
Issuance of common stock for finance cost	-	-	550	6	9,994	-	-	10,000
Adjustment for fractions	-	-	277	3	(3)	-	-	-
Warrants issued for finance cost			-	-	216,897	-	-	216,897
Net loss	-	-	-	-	-	(4,049,140)	-	(4,049,140)
Balance at December 31, 2019	10	-	278,757	2,788	45,976,660	(54,186,330)	(1,462,112)	(9,668,994)
Net loss	-	-	-	-	-	(2,787,733)	-	(2,787,733)
Balance at December 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,787,733)	$(4,049,140)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred debt issue costs	5,848	48,094
Depreciation and amortization	44,093	42,717
Change in fair value of derivative liability	939,464	712,952
Non-cash interest expenses	556,727	1,047,141
Amortization of debt discount	101,899	664,329
Gain on extinguishment of debt	-	(57,784)
Legal fees paid through proceeds of notes payable	-	150,000
(Increase) decrease in:
Accounts receivable	12,381	21,160
Inventory	25,625	(38,097)
Other receivables	27,975	(19,796)
Prepaid expenses/Other assets	1,692	16,292
Increase (decrease) in:
Accounts payable	32,070	319,841
Accrued expenses	582,169	461,275
Customer deposits	(48,633)	12,926
Deferred revenue	(50,000)	(50,000)
Net cash used in operating activities	(556,423)	(718,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(25,094)	(11,547)
Purchases of property and equipment	-	-
Net cash used in investing activities	(25,094)	(11,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	293,000	500,600
Proceeds from notes payable	393,450	237,500
Repayments of notes	(72,500)	(33,680)
Net cash provided by financing activities	613,950	704,420

Net increase (decrease) in cash	32,433	(25,217)
Cash, beginning of period	4,083	29,300
Cash, end of period	$36,516	$4,083
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,841	$7,311
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes and accrued interest	$-	$954,646
Notes and accrued interest converted to common stock	$-	$328,011
Debt costs deducted from proceeds of note	$-	20,000
Issuance of common stock for finance cost	$-	$10,000
Issuance of warrants for debt modification	$-	$216,897
Initial derivative liability at issuance of notes	$-	$1,112,125
Initial debt discount at issuance of notes	$-	$393,994

See accompanying Notes to Financial Statements

Dais Corporation

Notes to Financial Statements

Years Ended December 31, 2020 and 2019

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterial called Aqualyte. The first commercial product is called ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation and air conditioning (HVAC) equipment. The second commercial product is NanoClear, a water clean-up process useful in the creation of potable water from most forms of contaminated water including industrial process wastewater (petrochemical, steel, etc.) sea, brackish, or wastewater. We continue to develop other nano-structured polymer technology applications in a variety of markets. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2020, the Company generated a net loss of $2,787,733 and has incurred significant losses since inception. As of December 31, 2020, the Company has an accumulated deficit of $56,974,063, total stockholders’ deficit of $12,456,727, negative working capital of $12,324,850 and cash and cash equivalents of $36,516. The Company used $556,423 and $718,090 of cash for operations during the years ended December 31, 2020 and 2019, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company has selected targeted parties that it is actively working with who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at December 31, 2020 and 2019, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 and $25,000 for the years ended December 31, 2020 and 2019, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $50,000 for each of the years ended December 31, 2020 and 2019.

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

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential, or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase 50,000 square meters of Product from Menred for delivery as an annual minimum with a 10,000 square meter minimum order quantity per delivery. The Agreement has a ten-year term with mutually agreed upon five-year extensions.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with freight are generally included in cost of revenue.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at December 31, 2020 or 2019. The Company has never experienced any losses related to these balances. The Company had no cash equivalents at December 31, 2020 or 2019.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, no allowance for doubtful accounts was deemed necessary at December 31, 2020 and 2019, respectively.

Concentrations - At December 31, 2020, one customer accounted for 100% of accounts receivable. For the year ended December 31, 2020, three customers accounted for 63% of total revenue. For the year ended December 31, 2019 five customers accounted for 71% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2020 and 2019.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2020 and 2019 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At December 31, 2020 and 2019, the Company had $48,734 and $85,456 of raw materials, $4,843 and $4,101 of in-process inventory and $12,079 and $1,724 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2020 and 2019, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense were $26,456 and $26,463 for the years ended December 31, 2020 and 2019, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2020 or 2019.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $17,637 and $16,254 for the years ended December 31, 2020 and 2019, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2020 or 2019.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $221,700 and $293,751 for the years ended December 31, 2020 and 2019, respectively. The Company accounts for proceeds received from government funding’s for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $123,055 and $89,994 for the years ended December 31, 2020 and 2019, respectively.

Stock issuance costs - Stock issuance costs are recorded as a reduction of the related proceeds through a charge to stockholders’ deficit.

Common stock - The Company records common stock issuances when all the legal requirements for the issuance of such common stock have been satisfied.

Derivative Liability - The Company, up until June 30, 2021, had financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2020 and 2019. The Company has not incurred any warranty expense in either 2020 or 2019.

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

There were no grants in 2020 or 2019.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of December 31, 2020:

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$3,845,662	$-	$-	$3,845,662

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Balance, beginning of year	$2,349,471	$1,280,188
Additions	556,727	1,112,125
Extinguished derivative liability	-	(755,794)
Change in fair value of derivative liabilities	939,464	712,952
	$3,845,662	$2,349,471

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2017 through 2020 tax years remain open and subject to examination by the Internal Revenue Service.

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 15,365,623 and 11,735,574 were excluded from the computation of diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
Furniture and fixtures	$20,966	$20,966
Computer equipment and software	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	307,899	308,949
Leasehold improvements	14,808	14,808
Property and equipment, gross	458,167	459,217
Less accumulated depreciation	453,666	428,260
Property and equipment, net	$4,501	$30,957

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2020	2019
Accrued expenses, other	$185,656	$166,158
Accrued interest	1,238,553	777,056
Accrued warranty costs	91,531	91,531
	$1,515,740	$1,034,745

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $57,946 and $57,565 for the years ended December 31, 2020 and 2019, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2020 and 2019 of $1,983,639 and $1,882,464, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended December 31, 2020, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,115,600 with an extended maturity date of December 23, 2020. As of the date of filing, the maturity date had been extended to April 8, 2021. At the time of this filing the Company is actively engaged in negotiating an extension package with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

The Company has used the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $234,163 and $182,425 for the years ended December 31, 2020 and 2019. Accrued interest on the Note was $678,489 and $444,326 at December 31, 2020 and 2019, respectively.

During May 2019 Dais Holdings Corp. (Dais Holdings”) was formed in Vancouver, B.C. and is wholly owned by our Chief Executive Officer. Dais Holdings’ purpose is to facilitate debt financing in Europe. The intent is for Dais Holdings to enter into the debt transactions. It will then immediately loan any proceeds received to the Company on the same or similar terms as the European debt. To date, Dais Holdings has not entered any transactions and Dais Corporation has not received any funding from Dais Holdings. The Company has paid the professional and other fees for setting up the Dais Holdings structure, aggregating $150,000. Ultimately, Dais Corporation will benefit from the Dais Holdings capital raise activities, and therefore has borne the cost. The costs have been expensed as incurred.

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $600 and $150 for the years ended December 31, 2020 and 2019.Accrued interest was $750 and $150 at December 31, 2020 and 2019, respectively.

On February 27, 2015, the Company, and Timothy N. Tangredi, the Company’s Chief Executive Officer entered into an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. The Company has waived the conversion requirement from 2015 to the present. See Note 13 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

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

Note 7. Equity Transactions

Preferred Stock

On December 31, 2020 and 2019, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At December 31, 2020, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

2020 Transactions:

There were no common stock transaction in 2020.

2019 Transactions:

During the year ended December 31, 2019, the Company issued 203,020 shares of common stock with a value of $954,646 upon the conversion of $286,960 principal amount of notes and related accrued interest and costs of $41,051.

During the year ended December 31, 2019, the Company issued 550 shares of common stock, valued at $10,000, as a finance cost.

Note 8. Notes Payable

Paycheck Protection Program Loan

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments. Please see Subsequent Events (Note 15) for more information.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year.

Secured Promissory Notes

On April 3, 2020, the Company received $54,000 pursuant to a secured promissory note. The note bore interest at 10% per year and matured on June 25, 2020. The note provided for a minimum payment of $7,500 for fees and expenses incurred by the lender. The note was secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The note was repaid on August 3, 2020.

On October 8, 2020, the Company received $18,500 pursuant to a secured promissory note. The note bore interest at 10% per year and matured on December 8, 2020. The note provided for a minimum payment of $2,300 for fees and expenses incurred by the lender. The note was secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The note was repaid on December 7, 2020.

On December 15, 2020, the Company received $26,200 pursuant to a secured promissory note. The note bears interest at 10% per year and matures on March 20, 2021. The note provides for a minimum payment of $2,000 for fees and expenses incurred by the lender. The note is secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The principal amount of $26,200 was repaid on March 18, 2021. As of the date of filing, the interest and fees remain unpaid.

Note 9. Convertible Notes Payable

April 2021 – Convertible Note Payable Exchange

As of April 2021, the Company and its eight convertible note holders came to agreement on a program where the debt totaling $2,111,334 would be exchanged for 7,036,667 common shares at $0.30 per share, and 3,576,733 one-year warrant shares (50% warrant coverage) having a strike price of $0.30. All convertible notes were signed off by June 30, 2021, and all certificates and warrants were issued by July 16, 2021. The table below summarizes the transaction.

December 31, 2020 and 2019

The Company’s convertible promissory notes at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Convertible notes payable, bearing interest at 8- 10%	$1,453,960	$1,453,960
Unamortized debt discount	-	(101,899)
Unamortized deferred debt issuance cost	-	(5,848)
Total	1,453,960	1,346,213
Current portion	$1,453,960	$1,346,213

2019 Transactions

February 2019 Note

On February 20, 2019, the Company issued a convertible note with a face amount of $155,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on February 20, 2020. The note contains original issue discount aggregating $12,500 which is being amortized over the life of the note. The Company has also agreed to issue 550 shares of common stock with a value of $10,000 in connection with the note. The shares have been valued at $10,000. This cost will also be amortized over the life of the note. The Company received cash proceeds of $142,500.

March 2019 Note

On March 26, 2019, the Company issued a convertible note with a face amount of $78,750. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 60% of the lowest trading price for 15 days prior to conversion. The note bears interest at 8% per year and matures on March 7, 2020. The note included legal costs of $3,750 which were deducted from the proceeds, which will be amortized over the life of the note. Proceeds of $75,000 were used for legal fees and were disbursed directly to the attorney.

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

During the year ended December 31, 2020, the Company amortized $101,899 of debt discount and $5,848 of debt issue costs to interest expense.

During the year ended December 31, 2019, the Company amortized $292,094 of debt discount and $16,651 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $68,079 and $3,295, respectively, were charged against gain on extinguishment of debt at the time of redemption during 2019.

2018 Notes

The company entered various convertible notes during 2018, aggregating $1,041,460 at December 31, 2019. The notes all matured during 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue 500 shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at December 31, 2020. We have accrued $3,451 as interest expense during 2020 for the 18,000 shares due for the extensions. We had accrued $34,323 as interest expense during 2019 for the 13,000 shares due for the extensions. All notes are currently being renegotiated.

During the year ended December 31, 2019, the Company amortized $372,236 of debt discount and $31,443 of debt issue costs to interest expense. Unamortized debt discount and debt costs of $68,079 and $3,296, respectively, were charged against gain on extinguishment of debt at the time of redemption during 2019.

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

Note 10. Derivative Liabilities

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

2019 Notes

The Company identified embedded derivatives related to the conversion features of the various 2019 notes. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the Dais derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $369,233 and $82,154 for the years ended December 31, 2020 and 2019, respectively, and were charged to interest expense.

During the year ended December 31, 2020, the Company recorded expense of $728,121 related to the change in the fair value of the derivatives. The fair value of the embedded derivative was $2,604,038 at December 31, 2020, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.09%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 382%; and (4) an expected life of 6 months.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the periods. These additions totaled $187,494 and $92,608 for the years ended December 31, 2020 and 2019, respectively, and were charged to interest expense.

During the year ended December 31, 2020, the Company recorded expense of $211,343 related to the change in the fair value of the derivatives. The fair value of the embedded derivative was $1,241,624 at December 31, 2020, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.09%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 382%; and (4) an expected life of 6 months.

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

During the year ended December 31, 2019, the Company issued 177,941 shares of common stock upon the conversion of $277,160 principal amount of notes and related accrued interest and costs of $37,451 and made a cash principal payment of $33,680. As a result of the conversions and payment, derivative liability in the amount of $708,422 was extinguished during 2019.

Note 11. Stock Options and Warrants

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

There were no stock options issued during the year ended December 31, 2020 and 2019.

Please see Note 15 – Subsequent Events for more information.

The following summarizes the information relating to outstanding stock options activity during 2020 and 2019:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	12,446	$343.37	5.5	$-
Granted	-	-
Forfeited or expired	(1,932)	837.15
Outstanding at December 31, 2019	10,514	252.61	5.5	$-
Granted	-	-
Forfeited or expired	(638)	600.00
Outstanding at December 31, 2020	9,876	$230.18	4.8	$-
Exercisable at December 31, 2020	9,876	$230.18	4.8	$-

Stock compensation expense related to options was $0 for the years ended December 31, 2020 and 2019. As of December 31, 2020, there was no unrecognized employee stock-based compensation expense related to non-vested stock options.

Warrants

At December 31, 2020, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2018	13,125	8.70	$20.00
Granted	226,000		2.44
Forfeited or expired	-		-
Warrants at December 31, 2019	239,125	9.77	$3.41
Granted	-		-
Forfeited or expired	-		-
Warrants at December 31, 2020	239,125	8.77	$3.41

Please see Note 15 – Subsequent Events for more information.

Note 12. Deferred Revenue

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a royalty bearing License and Supply Agreement (the “License and Supply Agreement”), effective December 21, 2017. Pursuant to the License and Supply Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of certain product types sold by Menred mostly for installation in buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the License and Supply Agreement. Also pursuant to the License and Supply Agreement, each year the Parties have minimum sales commitments of each other’s products. The License and Supply Agreement has a ten-year term with mutually agreed upon five-year extensions.

The Company recognized license revenue of $50,000 for each of the years ended December 31, 2020 and 2019. Deferred revenue for the agreement was $348,656 and $398,656 at December 31, 2020 and 2019, respectively. The Company recognized royalty revenue of $0 and $25,000 for the years ended December 31, 2020 and 2019, respectively.

Note 13. Commitments and Contingencies

The Company has employment agreements with some of its key employees and executives. These agreements provide for minimum levels of compensation during current and future years. In addition, these agreements call for grants of stock options and for payments upon termination of the agreements.

The Company entered into an amended and restated employment agreement with Mr. Tim N. Tangredi, the Company’s President, Chief Executive Officer, and director, dated as of September 14, 2011. Mr. Tangredi’s employment agreement provides for an initial term of three years commencing on September 14, 2011 with the term extending on the second anniversary thereof for an additional two-year period and on each subsequent anniversary of the commencement date for an additional year. Mr. Tangredi’s initial base salary is $200,000. Mr. Tangredi’s base salary shall be increased annually, if applicable, by a sum equal to his current base salary multiplied by one third of the percentage increase in the Company’s yearly revenue compared to the Company’s prior fiscal year revenue; provided however any annual increase in Mr. Tangredi’s base salary shall not exceed a maximum of 50% for any given year. Any further increase in Mr. Tangredi’s base salary shall be at the sole discretion of the board of directors or compensation committee (if applicable). Additionally, at the discretion of the Company’s board of directors and its compensation committee, Mr. Tangredi may be eligible for an annual bonus, if any, of up to 100% of his then-effective base salary, if he meets or exceeds certain annual performance goals established by the board of directors. In addition to this bonus, Mr. Tangredi may be eligible for a separate merit bonus if approved by the board of directors, for specific extraordinary events or achievements such as a sale of a division, major license or distribution arrangement or merger. Mr. Tangredi is entitled to medical, disability and life insurance, as well as six weeks of paid time off annually, an automobile allowance, reimbursement of all reasonable business expenses, automobile insurance and maintenance, and executive conference or educational expenses.

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

In addition to any Accrued Sums owed, if Mr. Tangredi elects to terminate employment within one year following a change in control, he shall receive a lump sum payment equal to the sum of (a) the greater of his then current base salary or $210,000 plus (b) the cash bonus and merit bonus, if any, awarded in the most recent year. In addition, he will be entitled to (ii) and (iii) above.

The employment agreement also contains customary covenants restricting the use of the Company’s confidential information and solicitation of employees, which are similarly applicable to other executive officers. In addition, the Company is obligated to indemnify Mr. Tangredi for any claims made against him in connection with his employment with the Company, to advance indemnification expenses, and maintain his coverage under the Company’s directors’ and officers’ liability insurance policy.

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

On February 27, 2015, the Company and Mr. Tangredi entered an amendment to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion.

The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for the Company’s common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock of the Company at $1.50 per share. The Board of Directors waived the requirement to convert $100,000 of unpaid compensation into common stock during 2020 and 2019. No amounts have been converted under this agreement to date.

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

On October 24, 2018, the Company initiated a third lawsuit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company. The Company will seek maximum relief and damages for this on-going and growing illegal misuse of the Company’s Intellectual Property. The Company feels this third action will lead in a judgment in favor of the Company.

Note 14. Income Taxes

The Company had, subject to limitation, approximately $27,800,000 of net operating loss carryforwards at December 31, 2020, of which approximately $23,400,000 will expire at various dates beginning in 2021 through 2037. In addition, the Company has research and development tax credits of approximately $362,000 at December 31, 2020 available to offset future taxable income, which will expire from 2030 through 2038. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance decreased by approximately $781,000 and increased by approximately $400,000 for the years ended December 31, 2020 and 2019, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2020	2019
Deferred revenue	$88,000	$101,000
Depreciation	5,000	4,000
Accrued compensation	529,000	504,000
Research and development credit	362,000	353,000
Accrued warranty and interest expense	191,000	132,000
Net operating loss carryforward	7,025,000	7,887,000
Valuation allowance	(8,200,000)	(8,981,000)
	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.3)	(4.3)
Permanent differences	53.75	15.5
Change in valuation allowance	(28.4)	9.8
Provision for income taxes	0.0%	0.0%

As of December 31, 2020, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited because of the ownership change percentages during 2020 and prior years. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Income Tax returns remain open by statue, generally for the years 2017 through 2020.

Note 15. Subsequent Events

The following material events have occurred after December 31, 2020, and as such this requires recognition or disclosure in the financial statements:

1.

The Company’s first PPP loan for $144,750 received as a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), was officially forgiven by the US Small Business Administration on August 29, 2021. No further sum(s) are due.

2.

On January 25, 2021, the Company received $122,340 in a loan borrowed from a bank pursuant to the Paycheck Protection Program – Part II under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6-month deferral period for payments.

3.	On January 26, 2021, the principal amount due on the related party Senior Secured Promissory Note (described in Note 6) was increased by $53,500 to $2,169,100.

F-19

4.

Warrants, Options, and Additional Shares of Company Equity Held by Employees, Board Members, and Secured Note Holder: In January 2021 outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

5.	On February 1, 2021, we repaid $53,500 of the principal amount due on the related party Senior Secured Promissory Note (described in Note 6).

6.	On February 23, 2021, the principal amount due on the related party Senior Secured Promissory Note (described in Note 6) was increased by $30,000 to $2,145,600

7.	On March 3, 2021, we repaid $15,703 of the principal amount due on the related party Senior Secured Promissory Note (described in Note 6).

8.	On March 26, 2021, the principal amount due on the related party Senior Secured Promissory Note (described in Note 6) was increased by $35,000 to $2,164,897

9.

In April 2021 the Company and its eight convertible note holders came to agreement on a program where the debt totaling $2,111,334 would be exchanged for 7,036,667 common shares at $.30 per share, and 3,576,733 one-year cash warrant shares (50% warrant coverage) having a strike price of $.30. Offers to Exchange by the convertible noteholders were signed by June 30, 2021 with the exchange (documents signed, and stock and related warrants issued by the Company to the new shareholders) completed by July 31, 2021.

10.

Between April of 2021 and September of 2021, JMS Investments of Staten Island, NY, USA placed $506,000 into the Company in eight separate transactions. The sum is a “bridge loan” using the sums to fund the Company’s return to fully reporting status with the SEC and OTC as well as obtaining critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. The Parties (Company and the principals of JMS Investments) are working on the final investment form, the sums (and uses). It expected the full investment plan will ready for announcement in the fourth quarter of 2021.

11.

In July 2021 the Company issued shares and warrant shares to four companies. These four companies assisted Dais in (a.) negotiating and closing the Debt-to-Equity Program, (b.) arranging the bridge sum of $506,000 and (c.) crafting past convertible note holder transactions, and advising the ‘work in progress’ investment structure for Dais. The total number of Common shares issued was 2,100,000 at a price of $.30 per share, and the total number of one year cash warrant shares issued was 700,000 having a strike price of $.05 per share. These issuances closed out these four companies agreements in full with Dais.

