Form 10-K/A
period 2020-12-31
DAIS Corp
filed 2021-09-29
CIK 1125699

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Yearly Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) of Dais Corporation is being filed solely for the purpose of furnishing Exhibit 101 (Interactive Data File) to the Form 10-K, which was not included in the original filing of the Form 10-K with the Securities and Exchange Commission on September 17, 2021 (the “Original Filing Date”).

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

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

DAIS CORPORATION

Date: September 29, 2021	By:	/s/ Tim Tangredi
Tim Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Tim Tangredi	Chairman of the Board,	September 29, 2021
Timothy N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	September 29, 2021
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	September 29, 2021
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	September 29, 2021
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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $600 and $150 for the years ended December 31, 2020 and 2019. Accrued interest was $750 and $150 at December 31, 2020 and 2019, respectively.

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

