Form 10-Q
period 2021-03-31
DAIS Corp
filed 2021-09-30
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

There were 9,415,425 shares of the Registrant’s $0.01 par value common stock outstanding as of September 30, 2021.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,791	$36,516
Accounts receivable, net	-	502
Other receivables	24,663	6,169
Inventory	70,958	65,656
Prepaid expenses	37,380	30,670
Total Current Assets	136,792	139,513
Property and equipment, net	3,513	4,501
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	155,842	153,592
Total Other Assets	160,622	158,372
TOTAL ASSETS	$300,927	$302,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $314,878 and $305,081 at March 31, 2021 and December 31, 2020, respectively	$1,027,738	$984,485
Accrued expenses, other, including interest due to related party of $743,372 and $679,239 at March 31, 2021 and December 31, 2020, respectively	1,660,836	1,515,740
Accrued compensation and related benefits	2,145,119	2,120,951
Customer deposits	59,370	43,109
Notes payable to related parties	2,174,897	2,125,600
Current portion of deferred revenue	336,156	348,656
Derivative liabilities	1,739,428	3,845,662
Note payable – due within one year	-	26,200
Convertible notes payable	1,453,960	1,453,960
Total Current Liabilities	10,597,504	12,464,363
Notes payable – due after one year	417,090	294,750
Total Liabilities	11,014,594	12,759,113
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 278,757 shares issued and 278,128 shares outstanding at March 31, 2021 and December 31, 2020, respectively	2,788	2,788
Capital in excess of par value	45,976,660	45,976,660
Accumulated deficit	(55,231,003)	(56,974,063)
	(9,251,555)	(10,994,615)
Treasury stock at cost, 629 shares at March 31, 2021 and December 31, 2020, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(10,713,667)	(12,456,727)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,927	$302,386

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

REVENUE
Sales	$62,809	$274,958
Royalty and license fees	12,500	12,500
	75,309	287,458

COST OF GOODS SOLD	37,860	141,474

GROSS MARGIN	37,449	145,984

OPERATING EXPENSES
Research and development, net of government grant proceeds of $31,080 and $38,510 for the three months ended March 31, 2021 and 2020, respectively	13,517	40,295
Selling, general and administrative	261,387	255,905
TOTAL OPERATING EXPENSES	274,904	296,200

LOSS FROM OPERATIONS	(237,455)	(150,216)

OTHER INCOME (EXPENSE)
Interest expense	(200,852)	(353,996)
Change in fair value of derivative	2,181,367	(1,326,753)
TOTAL OTHER INCOME (EXPENSE), NET	1,980,515	(1,680,749)

NET INCOME (LOSS)	$1,743,060	$(1,830,965)

NET LOSS PER COMMON SHARE, BASIC	$6.27	$(6.58)
NET LOSS PER COMMON SHARE, DILUTED	(0.02)	(6.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	278,128	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	15,392,916	278,128

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)
Net income	-	-	-	-	-	1,743,060	-	1,743,060
Balance at March 31, 2021	10	$-	278,757	$2,788	$45,976,660	$(55,231,003)	(1,462,112)	$(10,713,667)

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,600	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,017,295)	$(1,462,112)	$(11,499,959)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,743,060	$(1,830,965)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred debt issue costs	-	4,598
Depreciation and amortization	5,550	10,721
Change in fair value of derivative liability	(2,181,367)	1,326,753
Non-cash interest expenses	75,133	164,692
Amortization of debt discount	-	81,526
(Increase) decrease in:
Accounts receivable	502	(51,299)
Inventory	(5,302)	41,129
Other receivables	(18,494)	17,471
Prepaid expenses/Other assets	(6,710)	(16,679)
Increase (decrease) in:
Accounts payable	43,253	72,900
Accrued expenses	169,264	99,226
Customer deposits	16,261	116
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(171,350)	(92,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(6,812)	(4,234)
Net cash used in investing activities	(6,812)	(4,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	49,297	100,000
Proceeds from note payable	122,340	-
Repayment of note payable	(26,200)	-
Net cash provided by financing activities	145,437	100,000

Net increase in cash	(32,725)	3,455
Cash, beginning of period	36,516	4,083
Cash, end of period	$3,791	$7,538
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

March 31, 2021 and 2020

(Unaudited)

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its platform of nanomaterial called Aqualyte™. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

Our Products

The Company’ uses its proprietary Aqualyte nanomaterial to integrate it into traditional or new product form factors. It is management’s belief based on 3rd party industry or independent test results, the Company’s own testing, or data from customer use that the resulting product’s features and benefits address the growing market needs resulting from, but not limited to, the drivers of climate change as well as those needs created by the pandemic.

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

Aqualyte is a technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. The material forms a nonporous plastic membrane able to move moisture through itself while blocking passage of most gases and volatile compounds. Company and third party data suggest the membrane is robust and has no pores to clog or to accumulate bacterial or fungal growth over time. Multiple independent third parties have validated the performance of Aqualyte and the protection it provides from the harmful effects of viral and bacterial pathogens, differentiating products using the Aqualyte Nanomaterial Platform from their competition.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2021. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2021.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,743,060 for the three months ended March 31, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,181,367. The Company has incurred significant losses since inception and, as of March 31, 2021, the Company has an accumulated deficit of $55,231,003, total stockholders’ deficit of $10,713,667, negative working capital of $10,460,712 and cash of $3,791. The Company used $171,350 and $92,311 of cash in operations during the three months ended March 31, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2021 and December 31, 2020, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2021 and 2020, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended March 31, 2021 and 2020, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of ASC Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” To account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2021 and December 31, 2020. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At March 31, 2021, the company had no accounts receivable. At December 31, 2020, one customer accounted for 100% of accounts receivable. For the three months ended March 31, 2021, three customers accounted for 85% of total revenue. For the three months ended March 31, 2020, four customers accounted for 90% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2021 and December 31, 2020 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At March 31, 2021 and December 31, 2020, the Company had $43,067 and $48,734 of raw materials, $3,593 and $4,843 of in-process inventory and $24,298 and $12,079 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at March 31, 2021 and December 31, 2020, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $988 and $6,383 for the three months ended March 31, 2021 and 2020, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2021 or 2020.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,562 and $4,338 for the three months ended March 31, 2021 and 2020, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,200 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $44,597 and $78,805 for the three months ended March 31, 2021 and 2020, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $31,080 and $38,510 for the three months ended March 31, 2021 and 2020, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of March 31, 2021:

	Fair Value at March 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$1,739,428	$-	$-	$1,739,428

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Balance, beginning of period	$3,845,662	$2,349,471
Additions	75,133	164,692
Change in fair value of derivative liabilities	(2,181,367)	1,326,753
Balance, end of period	$1,739,428	$3,840,916

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 250,834 and 19,669,898 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because their effect is anti-dilutive.

Diluted loss per share for the three months ended March 31, 2021 is computed as follows:

Three Months Ended
March 31,
2021
Net income attributable to common shareholders	$1,743,060
Income attributable to note derivatives
Change in fair value of derivatives	(2,181,367)
Expense attributable to note derivatives
Interest expense	127,622
Diluted loss attributable to common shareholders	$(310,685)

Basic shares outstanding	278,128
Derivative notes and interest shares	15,114,788
Diluted shares outstanding	15,392,916

Diluted loss per share	$(0.02)

Recent Accounting Pronouncements - There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective as follows:

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	March 31,	December 31,
	2021	2020
Accrued expenses, other	$205,031	$185,656
Accrued interest	1,364,274	1,238,553
Accrued warranty costs	91,531	91,531
	$1,660,836	$1,515,740

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $12,198 and $12,198 for the three months ended March 31, 2021 and 2020, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2021 and December 31, 2020 of $2,007,807 and $1,983,639, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended March 31, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,164,897 with an extended maturity date of April 8, 2021. As of the date of filing, the maturity date is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

The Company has used the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $63,983 and $55,660 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest on the Note was $742,472 and $678,489 at March 31, 2021 and December 31, 2020, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $150 and $150 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $900 and $750 at March 31, 2021 and December 31, 2020, respectively.

On February 27, 2015, the Company, and Tim N. Tangredi, the Company’s Chief Executive Officer entered into an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. The Company has waived the conversion requirement from 2015 to the present. See Note 13 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

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

Note 6. Equity Transactions

Preferred Stock

At March 31, 2021 and December 31, 2020, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At March 31, 2021 and December 31, 2020, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

There were no common stock transactions in 2021 and 2020.

Options and Warrants

In January 2021 , outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

Note 7. Notes Payable

Paycheck Protection Program Loan

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

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments. This loan was subsequently forgiven in full on August 29, 2021.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 16, 2021, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended an additional 12 months.

Secured Promissory Notes

On December 15, 2020, the Company received $26,200 pursuant to a secured promissory note. The note bore interest at 10% per year and matured on March 20, 2021. The note provided for a minimum payment of $2,000 for fees and expenses incurred by the lender. The note was secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The note was repaid in 2021.

Note 8. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling with all fees, interest, and principal $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,111,334 in shares of Common stock of the Company (at $.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of $0.30). All documents were executed by June 30, 2021 with all equity/warrants issued by July 31, 2021. The Company issued 7,036,667 Common shares, and 3,576,733 Warrant shares in this transaction.

Quarter Information about Convertible Notes Payable

The Company’s convertible promissory notes at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Convertible notes payable, bearing interest at 8-10%	$1,453,960	$1,453,960
Current portion	$1,453,960	$1,453,960

The company entered various convertible notes during 2019 and 2018, aggregating $1,453,960 at March 31, 2021. The notes all matured during 2020 and 2019. Three notes that came due during the period were extended to August 15, 2019. Pursuant to the terms of the extensions, we have agreed to issue five hundred shares of common stock for each month that the notes are outstanding, commencing in April 2019. The shares have not been issued at March 31, 2021. We have accrued $1,188 as interest expense during the three months ended March 31, 2021 for the 4,500 shares due for the extensions. All notes are currently being renegotiated. Accrued interest related to the shares is $38,961 for an aggregate of 35,500 shares.

During the three months ended March 31, 2020, the Company amortized $81,526 of debt discount and $4,598 of debt issue costs to interest expense. There were no debt discount and debt issue costs remaining to be amortized in 2021.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $75,133 and $164,692 for the three months ended March 31, 2021 and 2020, respectively, and were charged to interest expense.

During the three months ended March 31, 2021 and 2020, the Company recorded gain of $2,181,367 and a loss of $1,326,753 , respectively, related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $1,739,428 at March 31, 2021, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 324%; and (4) an expected life of 3 months.

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

Note 11. Subsequent Events

No material events have occurred after March 31, 2021 that requires recognition or disclosure in the financial statements except as follows:

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

Between April of 2021 and September of 2021, JMS Investments of Staten Island, NY, USA placed $506,000 into the Company in eight separate transactions. In September of 2021 in one transaction GS Capital Partners, Brooklyn, NY placed $220,000 in the Company in the form of a one-year convertible note. The Note is convertible into Common stock of the Company at a fixed price of $.10 per share, and the receipt of a five-year warrant to purchase 1,466,666 shares of Common stock at an exercise price of $.15 per share.

These sums form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. JMS Investments and the Company are working on the final investment form, the sums (and uses). It is expected that the full investment plan will ready for announcement in the fourth quarter of 2021.

In July 2021 the Company issued shares and warrant shares to four companies. These four companies assisted Dais in (a.) negotiating and closing the Debt-to-Equity Program, (b.) arranging the bridge sum of $706,000 and (c.) crafting past convertible note holder transactions, and advising the ‘work in progress’ investment structure for Dais. The total number of Common shares issued was 2,100,000 at a price of $.30 per share, and the total number of one year cash warrant shares issued was 700,000 having a strike price of $.05 per share. These issuances closed out the Company’s contractual commitments to these four companies.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2021	2020

REVENUE
Sales	$62,809	$274,958
Royalty and license fees	12,500	12,500
	75,309	287,458

COST OF GOODS SOLD	37,860	141,474

GROSS MARGIN	37,449	145,984

OPERATING EXPENSES
Research and development, net of government grant proceeds of $31,080 and $38,510 for the three months ended March 31, 2021 and 2020, respectively	13,517	40,295
Selling, general and administrative	261,387	255,905
TOTAL OPERATING EXPENSES	274,904	296,200

LOSS FROM OPERATIONS	(237,455)	(150,216)

OTHER INCOME (EXPENSE)
Interest expense	(200,852)	(353,996)
Change in fair value of derivative	2,181,367	(1,326,753)
TOTAL OTHER INCOME (EXPENSE), NET	1,980,515	(1,680,749)

NET INCOME (LOSS)	$1,743,060	$(1,830,965)

NET LOSS PER COMMON SHARE, BASIC	$6.27	$(6.58)
NET LOSS PER COMMON SHARE, DILUTED	(0.02)	(6.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	278,128	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	15,392,916	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $62,809 and $274,958 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $212,149 or 77%. The decrease in product sales resulted primarily from a decrease in Aqualyte sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for continued growth in 2021 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended March 31, 2021 and 2020, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $37,860 and $141,474 for the three months ended March 31, 2021 and 2020 respectively, a decrease of $103,614 or 73%. This reflects our decreased sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $37,449 and $145,984 representing 50% and 51% for the three months ended March 31, 2021 and 2020.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $44,597 and $78,085 for the three months ended March 31, 2021 and 2020, a decrease of $33,488 or 43%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $31,080 and $38,510 for the three months ended March 31, 2021 and 2020, a decrease of $7,430 or 19%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $261,387 and $255,905 for the three months ended March 31, 2021 and 2020, an increase of $5,482 or 2%

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

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

Other Income (Expense)

Other income for the three months ended March 31, 2021 was $1,980,515 compared to an expense of $1,680,749 in the three months ended March 31, 2020, an increase of $3,661,264 or 218%. The increase in net other income is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price).

Net Income (Loss)

Net income for the three months ended March 31, 2021 was $1,743,060 compared to a net loss of $1,830,965 for the three months ended March 31, 2020. The increased income in the three months ended March 31, 2021 was primarily due to a noncash gain on the change in fair value of our derivative liabilities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,743,060 for the three months ended March 31, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,181,367. The Company has incurred significant losses since inception and, as of March 31, 2021, the Company has an accumulated deficit of $55,231,003, total stockholders’ deficit of $10,713,667, negative working capital of $10,460,712 and cash of $3,791. The Company used $171,350 and $92,311 of cash in operations during the three months ended March 31, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.

We believe our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments for the balance of 2021 is limited. New capital is critical to support the company’s operations needed to manufacture product to meet sales as well as create new sales of ConsERV and Aqualyte product. The Company is now more challenged than in the last reporting period. There is no assurance, in these times of uncharted cause/effect with companies, markets, and people, that management or the Board will be successful in securing needed funds to fund business continuation or secure growth capital funding.

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

Statement of Cash Flows

Cash as of March 31, 2021 was $3,791 compared to $36,516 as of December 31, 2020. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $171,350 for the three months ended March 31, 2021 compared to $92,311 for the same period in 2020. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items), partially offset by an increase in net working capital accounts. For the three months ended March 31, 2021, net loss (after adjusting for non-cash items) was $357,624. Accounts receivable, inventory and other assets together increased by $30,004. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $216,278. For the three months ended March 31, 2020, net loss (after adjusting for non-cash items) was $242,675. Accounts receivable, inventory and other assets together increased by $9,378. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $159,742.

Net cash used in investing activities was $6,812 for the three months ended March 31, 2021 compared to $4,234 for the same period in 2020, driven by an increase in patent costs.

Net cash provided by financing activities was $145,437 for the three months ended March 31, 2021 compared to $100,000 for the same period in 2020. The increase resulted from an increase in net borrowings.

Financing and Capital Transactions

Paycheck Protection Program Loan

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments. This loan was subsequently forgiven in full on August 29, 2021.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 16, 2021, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended an additional 12 months.

Secured Promissory Note

On December 15, 2020, the Company received $26,200 pursuant to a secured promissory note. The note bore interest at 10% per year and matured on March 20, 2021. The note provided for a minimum payment of $2,000 for fees and expenses incurred by the lender. The note was secured by the Company’s receivables, inventory and interest in a certain purchase order issued to the Company by a customer. The note was repaid in 2021.

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

During 2016 to the period ended March 31, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,164,897 with an extended maturity date of April 8, 2021. As of the date of filing, the maturity date is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021 that were not previously reported in a Current Report on Form 8-K.

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

DAIS CORPORATION

Date: September 30, 2021	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

