Form 10-Q
period 2021-06-30
DAIS Corp
filed 2021-10-12
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Registrant’s telephone number, including area code:(727) 375-8484

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

There were 9,415,425 shares of the Registrant’s $0.01 par value common stock outstanding as of October 12, 2021.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,932	$36,516
Accounts receivable, net	16,984	502
Other receivables	22,833	6,169
Inventory	66,266	65,656
Prepaid expenses	61,670	30,670
Total Current Assets	256,685	139,513
Property and equipment, net	3,146	4,501
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	156,406	153,592
Total Other Assets	161,186	158,372
TOTAL ASSETS	$421,017	$302,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $301,962 and $305,081 at June 30, 2021 and December 31, 2020, respectively	$992,518	$984,485
Accrued expenses, other, including interest due to related party of $809,892 and $679,239 at June 30, 2021 and December 31, 2020, respectively	1,137,555	1,515,740
Accrued compensation and related benefits	2,168,688	2,120,951
Customer deposits	93,145	43,109
Notes payable to related parties	2,174,897	2,125,600
Current portion of deferred revenue	323,656	348,656
Derivative liabilities	-	3,845,662
Note payable – due within one year	313,000	26,200
Convertible notes payable	-	1,453,960
Total Current Liabilities	7,203,459	12,464,363
Notes payable – due after one year	417,090	294,750
Total Liabilities	7,620,549	12,759,113
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 9,415,425 shares issued and 9,414,796 shares outstanding at June 30, 2021 and 278,757 shares issued and 278,128 shares outstanding at December 31, 2020, respectively	94,154	2,788
Capital in excess of par value	49,323,885	45,976,660
Accumulated deficit	(55,155,459)	(56,974,063)
	(5,737,420)	(10,994,615)
Treasury stock at cost, 629 shares at June 30, 2021 and December 31, 2020, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(7,199,532)	(12,456,727)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$421,017	$302,386

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUE
Sales	$109,181	$193,074	$171,990	$468,032
Royalty and license fees	12,500	12,500	25,000	25,000
	121,681	205,574	196,990	493,032

COST OF GOODS SOLD	45,030	126,745	82,890	268,219

GROSS MARGIN	76,651	78,829	114,100	224,813

OPERATING EXPENSES
Research and development, net of government grant proceeds of $29,886, $18,824, $60,966 and $57,334, respectively	26,329	33,931	39,846	74,226
Selling, general and administrative	1,023,687	260,839	1,285,074	516,744
TOTAL OPERATING EXPENSES	1,050,016	294,770	1,324,920	590,970

LOSS FROM OPERATIONS	(973,365)	(215,941)	(1,210,820)	(366,157)

OTHER INCOME (EXPENSE)
Interest expense	(159,956)	(234,494)	(360,808)	(588,490)
Change in fair value of derivative liabilities	60,311	1,911,951	2,241,678	585,198
Gain on extinguishment of debt	1,148,554	-	1,148,554	-

TOTAL OTHER INCOME (EXPENSE), NET	1,048,909	1,677,457	3,029,424	(3,292)

NET INCOME (LOSS)	$75,544	$1,461,516	$1,818,604	$(369,449)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.02	$5.26	$1.29	$(1.33)

NET LOSS PER COMMON SHARE, DILUTED	$(0.13)	$(0.02)	$(0.17)	$(1.33)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	3,691,248	278,128	1,994,429	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	8,330,809	16,964,471	7,825,922	278,128

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)
Net income for the three months ended March 31, 2021	-	-	-	-	-	1,743,060	-	1,743,060
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(55,231,003)	(1,462,112)	(10,713,667)
Shares and warrants issued for services	-	-	2,100,000	21,000	730,457	-	-	751,457
Shares and warrants issued for settlement of debt	-	-	7,036,668	70,366	2,616,768	-	-	2,687,134
Net income for the three months ended June 30, 2021	-	-	-	-	-	75,544	-	75,544
Balance at June 30, 2021	10	$-	9,415,425	$94,154	$49,323,885	$(55,155,459)	(1,462,112)	$(7,199,532)

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(56,017,295)	(1,462,112)	(11,499,959)
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,461,516	-	1,461,516
Balance at June 30, 2020	10	$-	278,757	$2,788	$45,976,660	$(54,555,779)	(1,462,112)	$(10,038,443)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,818,604	$(369,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt issue costs	-	5,848
Depreciation and amortization	10,605	22,349
Stock based compensation	751,457	-
Change in fair value of derivative liability	(2,241,678)	(585,198)
Gain on extinguishment of debt	(1,148,554)	-
Non-cash interest expenses	124,290	261,946
Amortization of debt discount	-	101,899
Gain on extinguishment of debt	-	-
Legal fees paid through proceeds of notes payable	-	-
(Increase) decrease in:
Accounts receivable	(16,482)	(22,722)
Inventory	(610)	29,378
Other receivables	(16,664)	25,550
Prepaid expenses/Other assets	(31,000)	(54,642)
Increase (decrease) in:
Accounts payable	8,033	(7,484)
Accrued expenses	323,006	260,886
Customer deposits	50,036	(34,017)
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(393,957)	(390,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in patent costs	(12,064)	(14,070)
Net cash used in investing activities	(12,064)	(14,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	49,297	135,000
Proceeds from notes payable	435,340	348,750
Repayment of note	(26,200)	-
Net cash provided by financing activities	458,437	483,750

Net increase in cash	52,416	79,024
Cash, beginning of period	36,516	4,083
Cash, end of period	$88,932	$83,107
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$2,687,134	$-
Notes and accrued interest settled with common stock and warrants	$2,107,414	$-
Derivative liability extinguished	$1,728,274	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

June 30, 2021 and 2020

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

ConsERV™

We continue to work to expand sales channels to drive growth of revenues of the ConsERV product. ConsERV is an HVAC energy conservation and emissions lowering product which should, according to various tests, save up to 30% on HVAC operating costs, lower CO2 emissions and allow HVAC equipment to be up to 30% smaller, reducing peak energy usage by up to 20% while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2021. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2021.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,818,604 for the six months ended June 30, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,241,678 and a noncash gain on extinguishment of debt of $1,148,554. The Company has incurred significant losses since inception and, as of June 30, 2021, the Company has an accumulated deficit of $55,155,459, total stockholders’ deficit of $7,199,532, negative working capital of $6,946,774 and cash of $88,932. The Company used $393,957 and $390,656 of cash in operations during the six months ended June 30, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and third parties. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and six months ended June 30, 2021 and 2020, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended June 30, 2021 and 2020, respectively and $25,000 and $25,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2021 and December 31, 2020. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At June 30, 2021, two customers accounted for 100% of accounts receivable. At December 31, 2020, one customer accounted for 100% of accounts receivable. For the six months ended June 30, 2021, three customers accounted for 74% of total revenue. For the six months ended June 30, 2020, three customers accounted for 75% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2021 and December 31, 2020 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At June 30, 2021 and December 31, 2020, the Company had $44,311 and $48,734 of raw materials, $3,709 and $4,843 of in-process inventory and $18,246 and $12,079 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at June 30, 2021 and December 31, 2020, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $367 and $7,315 for the three months ended June 30, 2021 and 2020, respectively, and $1,355 and $13,698 for the six months ended June 30, 2021 and 2020, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2021 or 2020.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,688 and $4,313 for the three months ended June 30, 2021 and 2020, respectively and $9,250 and $8,651 for the six months ended June 30, 2021 and 2020, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,200 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $56,215 and $52,755 for the three months ended June 30, 2021 and 2020, respectively and $100,812 and $131,560 for the six months ended June 30, 2021 and 2020, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $29,886 and $18,824 for the three months ended June 30, 2021 and 2020, respectively and $60,966 and $57,334 for the six months ended June 30, 2021 and 2020, respectively

Derivative Liability - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of June 30, 2021:

	Fair Value at June 30,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2021 and 2020:

	June 30,	June 30,
	2021	2020
Balance, beginning of period	$3,845,662	$2,349,471
Additions	124,290	261,946
Extinguished derivative liability	(1,728,274)	-
Change in fair value of derivative liabilities	(2,241,678)	(585,198)
Balance, end of period	$-	$2,026,219

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 3,526,733 and 250,834 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, and 3,526,733 and 16,937,178 were excluded from the computation of diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively, because their effect is anti-dilutive.

Reconciliation of diluted loss per share for the three month periods ended June 30, 2021 and 2020 and for the six month period ended June 30, 2021 is as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021
Net income attributable to common shareholders	$75,544	$1,461,516	$1,818,604
Income attributable to note derivatives
Change in fair value of derivatives	(60,311)	(1,911,951)	(2,241,678)
Gain on extinguishment of debt	(1,148,554)		(1,148,554)
Expense attributable to note derivatives
Interest expense	88,756	167,959	216,378
Diluted loss attributable to common shareholders	$(1,044,565)	$(282,476)	$(1,355,250)

Basic shares outstanding	3,691,248	278,128	1,994,429
Derivative notes and interest shares	4,639,561	16,686,343	5,831,493
Diluted shares outstanding	8,330,809	16,964,471	7,825,922

Diluted loss per share	$(0.13)	$(0.02)	$(0.17)

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

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	June 30,	December 31,
	2021	2020
Accrued expenses, other	$224,404	$185,656
Accrued interest	821,620	1,238,553
Accrued warranty costs	91,531	91,531
	$1,137,555	$1,515,740

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended June 30, 2021 and 2020, respectively and $24,396 and $24,396 for the six months ended June 30, 2021 and 2020, respectively The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2021 and December 31, 2020 of $2,031,376 and $1,983,639, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended June 30, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,164,897 with an extended maturity date of April 8, 2021. As of the date of filing, the maturity date is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

The Company has used the proceeds of the Note and related amendments for working capital purposes. Interest expense on the Note was $66,370 and $57,866 for the three-month periods ended June 30, 2021 and 2020, respectively and $130,353 and $113,526 for the six-month periods ended June 30, 2021 and 2020, respectively. Accrued interest on the Note was $808,842 and $678,489 at June 30, 2021 and December 31, 2020, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $150 for each of the three month periods ended June 30, 2021 and 2020, respectively, and was $300 for each of the three month periods ended June 30, 2021 and 2020, respectively. Accrued interest was $1,050 and $750 at June 30, 2021 and December 31, 2020, respectively.

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

Note 6. Equity Transactions

Preferred Stock

At June 30, 2021 and December 31, 2020, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At June 30, 2021 and December 31, 2020, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01to be issued in series with terms and conditions to be determined by the Board of Directors.

During the three months ended June 30, 2021, the Company issued 7,036,668 shares of common stock and 3,576,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares were valued at $1,829,534 and the warrants were valued at $857,600.

During the three months ended June 30, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

There were no common stock transactions in 2020.

Options and Warrants

In January 2021, outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

The warrants issued in 2021 in connection with the settlement of debt have an exercise price of $0.30per share and expire on June 30, 2022. The fair value of the warrants was $857,600, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.05%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 367%; and (4) an expected life of 11.5 months.

During the three months ended June 30, 2021, the Company issued 700,000 warrants for services. The warrants have an exercise price of $0.05 per share and expire on May 18, 2022. The fair value of the warrants was $184,457, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.06%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 376%; and (4) an expected life of 1 year.

Note 7. Notes Payable

Paycheck Protection Program Loans

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

JMS Investments

Between April of 2021 and June 30, 2021, JMS Investments of Staten Island, NY, USA invested $313,000 in seven separate transactions and between July 1, 2021 and October 10, 2021 JMS invested an additional $193,000 in two separate transactions. JMS’s investment total stands at $506,000 made in nine separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

Note 8. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of $0.30). All documents were executed by June 30, 2021 with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction.

The Company’s convertible promissory notes at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Convertible notes payable, bearing interest at 8-10%	$-	$1,453,960
Current portion	$-	$1,453,960

The company entered into various convertible notes during 2019 and 2018, aggregating $1,453,960 at the time of settlement in the second quarter of 2021. During the second quarter of 2021 the Company issued 7,036,668 shares of common stock, valued at $1,829,534 and 3,576,733 warrants, valued at $857,600, in settlement of $1,453,960 of notes payable and $653,454 of accrued interest. Derivative liability of $1,728,274 was extinguished as a result of the settlement. The Company recorded a gain on extinguishment of $1,148,554.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $49,157 and $97,254 for the three months ended June 30, 2021 and 2020, respectively, and $124,290 and $261,946 for the six months ended June 30, 2021 and 2020, respectively and were charged to interest expense.

During the three and six months ended June 30, 2021, through the date of settlement of the debt, the Company recorded income of $60,311 and $2,241,678 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $1,728,274 at the date of settlement, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 315%; and (4) an expected life of 3 months.

During the three and six months ended June 30, 2020, the Company recorded income of $1,911,951 and $585,198 related to the change in the fair value of the derivatives.

During the second quarter of 2021 the Company issued 7,036,668 shares of common stock, valued at $1,829,534 and 3,576,733 warrants, valued at $857,600, in settlement of $1,453,960 of notes payable and $653,454 of accrued interest. Derivative liability of $1,728,274 was extinguished because of the settlement. The Company recorded a gain on extinguishment of $1,148,554.

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

On April 24, 2014, we entered into a Distribution Agreement (the “Distribution Agreement”), with Soex to distribute certain of the Company’s products in China. As reported in the Company’s Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission on April 1, 2015, the Company was entitled to receive, pursuant to the Distribution Agreement, royalties, and a $500,000 payment, of which $50,000 has been received, that was due on or before October 24, 2014. Further, the Company reported it had not received any royalties from Soex. Soex is in breach of the Distribution Agreement.

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

Note 11. Subsequent Events

No material events have occurred after June 30, 2021 that requires recognition or disclosure in the financial statements except as follows:

The Company’s first PPP loan for $144,750 received as a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), was officially forgiven by the US Small Business Administration on August 29, 2021. No further sum(s) are due.

Between April of 2021 and June 30, 2021, JMS Investments of Staten Island, NY, USA invested $313,000 in seven separate transactions and between July 1, 2021 and October 10, 2021 JMS invested an additional $193,000 in two separate transactions. JMS’s investment total stands at $506,000 made in nine separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

In September of 2021 in one transaction GS Capital Partners, Brooklyn, NY placed $220,000 in the Company in the form of a one-year convertible note. The Note is convertible into Common stock of the Company at a fixed price of $.10 per share, and the receipt of a five-year warrant to purchase 1,466,666 shares of Common stock at an exercise price of $.15 per share.

The sums advanced by GS Capital Partners and JMS Investments together form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. JMS Investments and the Company are working on the final investment form, the sums (and uses). It is expected that the full investment plan will be ready for announcement in the fourth quarter of 2021.

In July 2021 the Company issued shares and warrant shares to four companies. These four companies assisted Dais in (a.) negotiating and closing the Debt-to-Equity Program, (b.) arranging the bridge sum of $706,000 and (c.) crafting past convertible note holder transactions and advising the ‘work in progress’ investment structure for Dais. The total number of Common shares issued was 2,100,000 at a price of $.30 per share, and the total number of one year cash warrant shares issued was 700,000 having a strike price of $.05 per share. These issuances closed out the Company’s contractual commitments to these four companies.

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

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chemical, plastic-like compounds used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a material that is plastic or deformable, melts to a liquid when heated and to a brittle, glassy state when cooled sufficiently. These reformulated polymers have properties that allow them to be used in unique ways. We transform polymers from a hard, water impermeable substance into a material which water and similar liquids can, under certain conditions, permeate at a molecular level as opposed to flowing in bulk as liquid water through a pore. Water and similar molecules permeate readily through the thermoplastic material while oxygen and most chemicals show severely limited permeability. It is believed this selectivity depends on the size and chemical characteristics of the molecules. We call this specialized material AqualyteTM.

AqualyteTM

The nanomaterial, called AqualyteTM is the foundation of the Dais product line. Commercially available polymer resins from any number of large chemical companies, industrial grade solvents, and industrial mixing and tape casting equipment are used to create Aqualyte™. The Company invented and patented Aqualyte™. It differs from other plastics because of its ‘built-in’ properties and features. Dais best manages these properties creating differentiated air, energy, and water products (sustainable) using the proven Aqualyte™ nanomaterial. Differentiated products generally are highly efficient, have fewer or no moving parts, and notably are kinder and gentler to our planet Earth. i.e., 45% energy savings, and a 50% lower carbon footprint. The nanomaterial-based products market is growing worldwide as more eyes are on the accelerating push for products being highly efficient and generous to our Planet’s natural resources.

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

In July of 2017, Dais first entered a multi-year, exclusive license agreement with the Haier Group to provide a key nanomaterial for use in Haier’s refrigeration products. Dais projects this agreement for targeted refrigeration products should ultimately generate over $5 million in annual revenues when world-wide rollout completes in 2024. Haier’s use of Dais’s Aqualyte material follows a growing world-wide trend reported by Market Insight Reports (July 18, 2018) that states global adoption of mature nanotechnology materials continues to grow and is on track to reach $90.5 billion by 2021 from $39.2 billion in 2016 at a compound annual growth rate (CAGR) of 18.2%, from 2016 to 2021. Dais was listed as one of the companies by Market Insight Reports along with BASF, Bayer AG, Dow Chemical, and others.

In addition, during 2020 and 2021, Dais sold Aqualyte to several customers for use in a range of applications. These sales are expected to continue through 2021 and grow in 2022 and beyond.

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

ConsERV sales were negatively impacted at the beginning of 2017 from the December 2016 termination of a failed licensing agreement with a North American company. In 2018, the Company began selling its ConsERV cores and systems across North America. The Company is continuing this effort to expand its North American sales channels to grow ConsERV sales with initiatives aimed at targeted professionals and companies specializing in the sale of HVAC components and systems. In addition, the company began selling nanomaterial to companies in the European Union and continues discussions with several companies to expand the market for Aqualyte sales. In 2019 the company began discussions with interested parties outside of China in Southeast Asia to specify or distribute ConsERV cores and systems. These efforts slowed considerably in 2020 due to the pandemic. Management is optimistic as the effects of the pandemic come under control in these areas we will see revenues grow in 2022 and beyond.

In December 2017, we signed a 7-year exclusive agreement with the Zhejiang MENRED Environmental Tech Co., Ltd, Zhejiang Province, China, to provide our Aqualyte moisture transfer nanomaterial for use by Menred in key product(s) to be sold through Menred’s sales channels in Greater China, and for possible purchase by Dais to meet its growing needs.

This arrangement has been slowed by China governmental issues (we believe these are now resolved), increased in-country competition which we believe is partially tied to the unlicensed use of Dais intellectual property by others, and the pandemic general 2020 slow-down in the market. The market is recovering and Menred’s production is ready with the product actively promoted we expect to yield increasing revenues during 2021.

When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat. The Company continues to make and sell ConsERV cores, and customer ERV systems. The Company began a limited introduction of an updated line of ConsERV products in January 2020 (marketed as the N Series: newer cores and packaged systems). The experiences of the limited N Series introduction are being incorporated into this newer packaged ERV product line projected to be fully certified and broadly introduced into the market no later than 4Q 2021. We believe based on its performance, price-point, and end-user feedback, the product will be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue during 2021 and beyond as we increase the number of sales channels for ConsERV. The newer N Series will begin contributing to increasing revenues in late-2021 and beyond.

Possible Future Commercial Products

NanoClearTM

The first NanoClear membrane evaporators have been deployed for pilot testing. NanoClear is designed to remove quantities of metals, acids, salt and other impurities from various contaminated water sources, producing potable water using an environmentally friendly, low maintenance design that is competitive with industry leaders in terms of electrical consumption. The evolving NanoClear product line desalinates seawater and purifies contaminated water produced by manufacturing and utility processes. These sorts of applications are the Company’s primary focus for this product line. This includes higher salt concentrations and low pH waste streams.

•

Development efforts recently completed (September 2021), on a U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award continued throughout the first two quarters of 2021 to develop NanoClear water cleaning technology for military use. The NanoClear funding project titled “Non-Fouling Water Reuse Technologies” uses our patented Aqualyte membrane to produce potable water from grey-water sources.

PolyCoolTM

PolyCool™, a next generation cooling technology. A revolutionary approach to cooling towers and evaporative condensers in HVAC and power generation while safer from dangerous microbes and opening new markets for reduced-maintenance cooling systems.

PolyCool systems are expected to use less energy while reducing or eliminating the need for expensive chemical biocide application programs to prevent the of risk of spreading dangerous diseases. We believe these savings can reduce the operating expenses over that of conventional technology. The demonstrated ability of Aqualyte to resist operation issues found in today’s state of the art products in this area affords PolyCool technology added operational flexibility. This advantage expands the applicability of evaporative cooling into a wider geographic region and allows use in smaller installations.

In the quarter ending September 30, 2018, the Company announced that it had entered a second definitive two-part, license agreement with the Haier Group of Qingdao, China for an Aqualyte based new product component targeted at a specific, existing Haier HVAC cooling system. Prototype testing has been slowed by the pandemic effected business environment with the project completion date now pushed to 4Q, 2022. Once complete and having satisfactory results, it is projected the integrated new product will then move into field testing prior to commercial release into Haier’s sales channels throughout Greater China. When commercial release occurs, this action may have a sizeable, recurring revenue impact to Dais projected to be as much as $73 million annually.

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is placing the majority of the Company’s resources behind the two most mature products in two major revenue generating paths: (1) ConsERV cores and systems, and (2) the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. Management projects this narrower focus will increase revenues allowing profitability to occur faster. This strategy leverages the Company’s experience and depth in marketing, building, and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

Sales activities for advanced materials are being done with select, successful companies located in the European Union and Southeast Asia (including China) which take full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

To help us support our capabilities to deliver ConsERV cores and systems, and Aqualyte advanced nanomaterials, we have qualified manufacturing companies to join our supply chain to produce materials and components for us, guided by Dais-qualified manufacturing practices to meet the growing demand for product in North America, in the European Union and Southeast Asia (including China). We project this expansion of the supply chain will result in lower costs and quicker order fulfillment, generating revenues faster.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of Aqualyte nanomaterials, components for energy recovery ventilation, and other known HVAC and select cross industry products.

Results of Operations

Three Months Ended June 30, 2021 Compared to June 30, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2021	2020

REVENUE
Sales	$109,181	$193,074
Royalty and license fees	12,500	12,500
	121,681	205,574

COST OF GOODS SOLD	45,030	126,745

GROSS MARGIN	76,651	78,829

OPERATING EXPENSES
Research and development, net of government grant proceeds of $29,886 and $18,824, respectively	26,329	33,931
Selling, general and administrative	1,023,687	260,839
TOTAL OPERATING EXPENSES	1,050,016	294,770

LOSS FROM OPERATIONS	(973,365)	(215,941)

OTHER INCOME (EXPENSE)
Interest expense	(159,956)	(234,494)
Change in fair value of derivative liabilities	60,311	1,911,951
Gain on extinguishment of debt	1,148,554	-

TOTAL OTHER INCOME (EXPENSE), NET	1,048,909	1,677,457

NET INCOME (LOSS)	$75,544	$1,461,516

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.02	$5.26

NET LOSS PER COMMON SHARE, DILUTED	$(0.13)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	3,691,248	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	8,330,809	16,964,471

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $109,181 and $193,074 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $83,893 or 43%. The decrease in product sales resulted primarily from a decrease in Aqualyte and ConsERV core sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2021 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended June 30, 2021 and 2020, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $45,030 and $126,745 for the three months ended June 30, 2021 and 2020 respectively, a decrease of $81,715 or 65%. This reflects our decreased sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $76,651 and $78,829 representing 63% and 38% for the three months ended June 30, 2021 and 2020.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $56,215 and $52,755 for the three months ended June 30, 2021 and 2020, a decrease of $3,460 or 7%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $29,886 and $18,824 for the three months ended June 30, 2021 and 2020, a decrease of $11,062 or 59%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,023,687 and $260,839 for the three months ended June 30, 2021 and 2020, an increase of $762,848 or 293%. This increase is primarily due to stock-based compensation as part of the debt to equity exchange program described in Note 8.

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

Other Income (Expense)

Other income was $1,048,909 and $1,677,457 for the three months ended June 30, 2021 and 2020, a decrease of $628,548 or 38%. The decrease in net other income is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price) offset by an increase in gain on debt extinguishment.

Net Income (Loss)

Net income was $75,544 and $1,461,516 for the three months ended June 30, 2021 and 2020. The decreased income in the three months ended June 30, 2021 was primarily due to the increase in stock-based compensation as part of the debt to equity exchange program described in Note 8.

Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2021	2020

REVENUE
Sales	$171,990	$468,032
Royalty and license fees	25,000	25,000
	196,990	493,032

COST OF GOODS SOLD	82,890	268,219

GROSS MARGIN	114,100	224,813

OPERATING EXPENSES
Research and development, net of government grant proceeds of $60,966 and $57,334, respectively	39,846	74,226
Selling, general and administrative	1,285,074	516,744
TOTAL OPERATING EXPENSES	1,324,920	590,970

LOSS FROM OPERATIONS	(1,210,820)	(366,157)

OTHER INCOME (EXPENSE)
Interest expense	(360,808)	(588,490)
Change in fair value of derivative liabilities	2,241,678	585,198
Gain on extinguishment of debt	1,148,554	-

TOTAL OTHER INCOME (EXPENSE), NET	3,029,424	(3,292)

NET INCOME (LOSS)	$1,818,604	$(369,449)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$1.29	$(1.33)

NET LOSS PER COMMON SHARE, DILUTED	$(0.17)	$(1.33)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	1,994,429	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	7,825,922	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $171,990 and $468,032 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $296,042 or 63%. The decrease in product sales resulted primarily from a decrease in Aqualyte and ConsERV core sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2021 and beyond.

Revenues from royalty and license fees were $25,000 and $25,000 for the six months ended June 30, 2021 and 2020, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $82,890 and $268,219 for the six months ended June 30, 2021 and 2020 respectively, a decrease of $185,329 or 69%. This reflects our decreased sales volume and reduced manufacturing costs.

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

Gross margin

Gross margin from the sales of products was $114,100 and $224,813 representing 58% and 46% for the six months ended June 30, 2021 and 2020.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $100,812 and $131,560 for the six months ended June 30, 2021 and 2020, a decrease of $30,748 or 23%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $60,966 and $57,334 for the six months ended June 30, 2021 and 2020, a decrease of $3,632 or 6%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,285,074 and $516,744 for the six months ended June 30, 2021 and 2020, an increase of $768,330 or 149%. This increase is primarily due to stock-based compensation as part of the debt to equity exchange program described in Note 8.

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

Other Income (Expense)

Other income for the six months ended June 30, 2021 was $3,029,424 compared to an expense of $3,292 in the six months ended June 30, 2020, an increase of $3,032,716. The increase in net other income is primarily due to the change in fair value of derivative liabilities (primarily as a result of changes in our stock price) and an increase in gain on debt extinguishment.

Net Income (Loss)

Net income for the six months ended June 30, 2021 was $1,818,604 compared to a net loss of $369,449 for the six months ended June 30, 2020. The increased income in the six months ended June 30, 2021 was primarily due to a noncash gain on the change in fair value of our derivative liabilities and an increase in gain on debt extinguishment, offset by an increase in our selling, general and administrative expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,818,604 for the six months ended June 30, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,241,678 and a noncash gain on extinguishment of debt of $1,148,554. The Company has incurred significant losses since inception and, as of June 30, 2021, the Company has an accumulated deficit of $55,155,459, total stockholders’ deficit of $7,199,532, negative working capital of $6,946,774 and cash of $88,932. The Company used $393,957 and $390,656 of cash in operations during the six months ended June 30, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and third parties. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Statement of Cash Flows

Cash as of June 30, 2021 was $88,932 compared to $36,516 as of December 31, 2020. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $393,957 for the six months ended June 30, 2021 compared to $390,656 for the same period in 2020. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items), partially offset by an increase in net working capital accounts. For the six months ended June 30, 2021, net loss (after adjusting for non-cash items) was $685,276. Accounts receivable, inventory and other assets together increased by $64,756. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $356,075. For the six months ended June 30, 2020, net loss (after adjusting for non-cash items) was $562,605. Accounts receivable, inventory and other assets together increased by $22,436. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $194,385.

Net cash used in investing activities was $12,064 for the six months ended June 30, 2021 compared to $14,070 for the same period in 2020, driven by a decrease in patent costs.

Net cash provided by financing activities was $458,437 for the six months ended June 30, 2021 compared to $483,750 for the same period in 2020. The decrease resulted from increased note repayments.

Financing and Capital Transactions

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

During 2016 to the period ended June 30, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,164,897 with an extended maturity date of April 8, 2021. As of the date of filing, the maturity date is being renegotiated with the Senior Secured Note Holder. The Senior Secured Note Holder has not placed the note into default pending the outcome of the renegotiation process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: October 12, 2021	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

