Form 10-Q
period 2021-09-30
DAIS Corp
filed 2021-11-15
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 9,415,425 shares of the Registrant’s $0.01 par value common stock outstanding as of November 15, 2021.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,584	$36,516
Accounts receivable, net	62,768	502
Other receivables	-	6,169
Inventory	92,917	65,656
Prepaid expenses	69,691	30,670
Total Current Assets	358,960	139,513
Property and equipment, net	14,320	4,501
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	153,124	153,592
Total Other Assets	157,904	158,372
TOTAL ASSETS	$531,184	$302,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $313,808 and $305,081 at September 30, 2021 and December 31, 2020, respectively	$1,071,545	$984,485
Accrued expenses, other, including interest due to related party of $877,141 and $679,239 at September 30, 2021 and December 31, 2020, respectively	1,299,866	1,515,740
Accrued compensation and related benefits	2,191,190	2,120,951
Customer deposits	56,440	43,109
Notes payable to related parties	2,174,897	2,125,600
Current portion of deferred revenue	311,156	348,656
Derivative liabilities	-	3,845,662
Note payable – due within one year, net of unamortized discount and debt costs of $95,154 and $0, respectively	410,846	26,200
Convertible notes payable, net of unamortized discount and debt costs of $216,279 and $0, respectively	3,721	1,453,960
Total Current Liabilities	7,519,661	12,464,363
Notes payable – due after one year	272,340	294,750
Total Liabilities	7,792,001	12,759,113
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 9,415,425 shares issued and 9,414,796shares outstanding at September 30, 2021 and 278,757 shares issued and 278,128 shares outstanding at December 31, 2020, respectively	94,154	2,788
Capital in excess of par value	49,523,885	45,976,660
Accumulated deficit	(55,416,744)	(56,974,063)
	(5,798,705)	(10,994,615)
Treasury stock at cost, 629 shares at September 30, 2021 and December 31, 2020, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(7,260,817)	(12,456,727)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$531,184	$302,386

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUE
Sales	$116,864	$360,764	$288,854	$828,796
Royalty and license fees	12,500	12,500	37,500	37,500
	129,364	373,264	326,354	866,296

COST OF GOODS SOLD	90,749	213,485	173,639	481,704

GROSS MARGIN	38,615	159,779	152,715	384,592

OPERATING EXPENSES
Research and development, net of government grant proceeds of $28,651, $34,716, $89,617 and $92,050, respectively	29,814	10,573	69,660	84,799
Selling, general and administrative	305,833	276,318	1,590,907	793,062
TOTAL OPERATING EXPENSES	335,647	286,891	1,660,567	877,861

LOSS FROM OPERATIONS	(297,032)	(127,112)	(1,507,852)	(493,269)

OTHER INCOME (EXPENSE)
Interest expense	(110,938)	(223,266)	(471,746)	(811,756)
Forgiveness of debt income	146,685	-	146,685	-
Change in fair value of derivative liabilities	-	(208,916	2,241,678	376,282
Gain on extinguishment of debt	-	-	1,148,554	-

TOTAL OTHER INCOME (EXPENSE), NET	38,459	(432,182)	3,067,883	(435,474)

NET INCOME (LOSS)	$(261,285)	$(559,294)	$1,557,319	$(928,743)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.03)	$(2.01)	$0.35	$(3.34)

NET LOSS PER COMMON SHARE, DILUTED	$(0.03)	$(2.01)	$(0.19)	$(3.34)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,414,796	278,128	4,494,649	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,414,796	278,128	8,360,950	278,128

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2020	10	$-	278,757	$2,788	$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)
Net income for the three months ended March 31, 2021	-	-	-	-	-	1,743,060	-	1,743,060
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(55,231,003)	(1,462,112)	(10,713,667)
Shares and warrants issued for services	-	-	2,100,000	21,000	730,457	-	-	751,457
Shares and warrants issued for settlement of debt	-	-	7,036,668	70,366	2,616,768	-	-	2,687,134
Net income for the three months ended June 30, 2021	-	-	-	-	-	75,544	-	75,544
Balance at June 30, 2021	10	-	9,415,425	94,154	49,323,885	(55,155,459)	(1,462,112)	(7,199,532)
Warrants issued with debt	-	-	-	-	110,000	-	-	110,000
Beneficial conversion feature of debt	-	-	-	-	90,000	-	-	90,000
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(261,285)	-	(261,285)
Balance at September 30, 2021	10	$-	9,415,425	$94,154	$49,523,885	$(55,416,744)	$(1,462,112)	$(7,260,817)

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(1,830,965)	-	(1,830,965)
Balance at March 31, 2020	10	-	278,757	2,788	45,976,660	(56,017,295)	(1,462,112)	(11,499,959)
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,461,516	-	1,461,516
Balance at June 30, 2020	10	-	278,757	2,788	45,976,660	(54,555,779)	(1,462,112)	(10,038,443)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(559,294)	-	(559,294)
Balance at September 30, 2020	10	$-	278,757	$2,788	$45,976,660	$(55,115,073)	$(1,462,112)	$(10,597,737)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,557,319	$(928,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt issue costs	-	5,848
Depreciation and amortization	15,767	33,301
Stock based compensation	751,457	-
Change in fair value of derivative liability	(2,241,678)	(376,282)
Forgiveness of debt	(146,685)
Gain on extinguishment of debt	(1,148,554)	-
Non-cash interest expenses	124,290	368,312
Amortization of debt discount and costs	32,557	101,899
Gain on extinguishment of debt	-	-
Legal fees paid through proceeds of notes payable	-	-
(Increase) decrease in:
Accounts receivable	(62,266)	12,883
Inventory	(27,261)	11,138
Other receivables	6,169	22,019
Prepaid expenses/Other assets	(39,021)	(12,738)
Increase (decrease) in:
Accounts payable	87,060	36,423
Accrued expenses	388,764	412,291
Customer deposits	13,331	(41,152)
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(726,251)	(392,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,541)	-
Increase in patent costs	(13,577)	(18,633)
Net cash used in investing activities	(25,118)	(18,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	49,297	135,000
Proceeds from notes payable	825,340	348,750
Repayment of note	(26,200)	(54,000)
Net cash provided by financing activities	848,437	429,750

Net increase in cash	97,068	18,816
Cash, beginning of period	36,516	4,083
Cash, end of period	$133,584	$22,899
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,537
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$2,687,134	$-
Notes and accrued interest settled with common stock and warrants	$2,107,414	$-
Derivative liability extinguished	$1,728,274	$-
Relative fair value of warrant, recorded as debt discount	$110,000	$-
Beneficial conversion feature of debt	$90,000	$-
Common stock to be issued for finance cost, accrued and recorded as debt discount	$120,990	$-
Original issued discount, deducted from proceeds and recorded as debt discount	$20,000	$-
Debt costs deducted from proceeds	$3,000	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

September 30, 2021 and 2020

(Unaudited)

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its platform of nanomaterial called Aqualyte™. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

Environmental, Societal, and Governance (ESG)

The Company takes its role and responsibilities with an eye to the long view, and a sense of leadership. Below is the beginning of a new section to be found in the Company’s filings going forward. It is the beginning of our ESG programs, with the center piece being our products, driven by our deep concern about the value of ESG in the workplace.

Environmental

Dais has a serious focus on external environmental challenges (Climate Crisis, Sustainability) facing our country and our Planet. We believe with modest adoption of the Company’s products worldwide (having an estimated 15% market share in key HVAC, Water, and Energy markets) where Dais is focused our products alone could account for upwards of 5 billion metric tons saved (avoided) of CO2 being produced annually. This represents, as we understand, a figure just under 10% of the total reduction in CO2 we as a planet need to see annually. We believe this is possible with Dais’s current or planned products. Our focus is to use our technology to minimize consumption of irreplaceable natural resources and ending the degradation of our environment.

Social Concerns

Dais, as a small company, is a diverse employer and manager of talented people from many countries around the world. The Company sees innovation and agility as massive (and expanding) benefits of diversity.

Governance

Twenty-Five percent of Dais’s Board of Director’s is classified as diverse. The Dais Board drives a high standard of business ethics, anti-competitive practices, looks for corruption, and seeks to provide accounting transparency for stakeholders.

Our Products

The Company’ uses its proprietary Aqualyte nanomaterial to integrate it into traditional or new product form factors. It is management’s belief based on 3rd party industry or independent test results, the Company’s own testing, or data from customer use that the resulting product’s features and benefits address the growing market needs resulting from, but not limited to, the drivers of climate change and those needs created by the pandemic.

Nanomaterial Platform - Aqualyte™

Aqualyte Nanomaterial is made from commercially available polymer resin and industrial grade solvents which are mixed using a proprietary process with traditional industrial equipment, and solvents. The resin and the solvents are commercially available from chemical supply houses. Our process changes the molecular properties of the starting polymer resins such that in the final Aqualyte form there are very different properties.

Aqualyte is a technology with carefully tailored properties for use in air, energy, and water applications. This modified block copolymer membrane with a nanoscale structure serves as the foundation of the Dais product line. The material forms a nonporous plastic membrane able to move water moisture through microscopic hydrophilic channels while blocking passage of most gases and volatile compounds. Company and third-party data suggest the membrane is robust, has no pores which will clog or accumulate bacterial or fungal growth. Multiple independent third parties have validated the performance of Aqualyte and the protection it provides from the harmful effects of viral and bacterial pathogens. This is a major feature which differentiates products made using the Aqualyte Nanomaterial Platform.

The Company continues to develop next generation versions of its Aqualyte nanomaterial working to increase performance, add new features, and reduce production cost. The Company sells Aqualyte to skilled OEMs using it’s features and properties to create their own improved or new products in a range of applications.

ConsERV™

We continue to work to expand sales channels to drive growth of revenues of the ConsERV product, which uses Aqualyte Nanomaterial in an HVAC energy conservation and emissions lowering product (branded ConsERV). According to various tests, the product saves on average 30% on HVAC operating costs, lowers CO2 emissions, and allow HVAC equipment to be up to 30% smaller. This feature reduces peak energy usage by up to 20%, while simultaneously improving Indoor Air Quality. This product makes most forms of HVAC systems operate more efficiently and results, in many cases, in energy and cost savings. When compared to similar competitive products, we believe, based on test results conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2021. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2021.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,557,319 for the nine months ended September 30, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,241,678 and a noncash gain on extinguishment of debt of $1,148,554, along with noncash gain on forgiveness of debt of $146,685. The Company has incurred significant losses since inception and, as of September 30, 2021, the Company has an accumulated deficit of $55,416,744, total stockholders’ deficit of $7,260,817, negative working capital of $7,160,701 and cash of $133,584. The Company used $726,251 and $392,301 of cash in operations during the nine months ended September 30, 2021 and 2020, respectively, which was funded primarily by loan proceeds from related parties and third parties. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is actively working with selected targeted parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt and obtain short and long-term working and growth capital.

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

The Company has experienced and increase in inquiries relating to its’ ConsERV product and has responded to bid requests generated through our network of sales representatives. Converting these bids into sales will increase cash-flow relating to operations, reducing the amount of anticipated short-term financing.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2021 and December 31, 2020, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and nine months ended September 30, 2021 and 2020, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended September 30, 2021 and 2020, respectively and $37,500 and $37,500 for the nine months ended September 30, 2021 and 2020, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of ASC Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” To account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on certain criteria being met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

Shipping and handling fees billed to customers are included in revenue. Shipping and handling fees associated with freight are generally included in cost of revenue.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. The Company had no uninsured balances on September 30, 2021, and December 31, 2020. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents.

Concentrations – At September 30, 2021, two customers accounted for 100% of accounts receivable. At December 31, 2020, one customer accounted for 100% of accounts receivable. For the nine months ended September 30, 2021, three customers accounted for 75% of total revenue. For the nine months ended September 30, 2020, three customers accounted for 71% of total revenue

Fair Value of Financial Instruments - The Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2021 and December 31, 2020 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At September 30, 2021 and December 31, 2020, the Company had $73,094 and $48,734 of raw materials, $3,953 and $4,843 of in-process inventory and $15,870 and $12,079of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at September 30, 2021 and December 31, 2020, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $367 and $6,493 for the three months ended September 30, 2021 and 2020, respectively, and 1,722 and $20,191 for the nine months ended September 30, 2021 and 2020, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2021 or 2020.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,795 and $4,459 for the three months ended September 30, 2021 and 2020, respectively and $14,045 and $13,110 for the nine months ended September 30, 2021 and 2020, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $18,200 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $58,465 and $45,289 for the three months ended September 30, 2021 and 2020, respectively and $159,277 and $176,849 for the nine months ended September 30, 2021 and 2020, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $28,651 and $34,716 for the three months ended September 30, 2021 and 2020, respectively and $89,617 and $92,050 for the nine months ended September 30, 2021 and 2020, respectively.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of September 30, 2021:

	Fair Value at September 30,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2021 and 2020:

	September 30,	September 30,
	2021	2020
Balance, beginning of period	$3,845,662	$2,349,471
Additions	124,290	368,312
Extinguished derivative liability	(1,728,274)	-
Change in fair value of derivative liabilities	(2,241,678)	(376,282)
Balance, end of period	$-	$2,341,501

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 7,193,399 and 14,624,579 were excluded from the computation of diluted earnings per share for the three and nine ended September 30, 2021 and 2020, respectively, because their effect is anti-dilutive.

Reconciliation of diluted loss per share for the nine-month period ended September 30, 2021, is as follows:

Nine Months Ended September 30, 2021
Net income attributable to common shareholders	$1,557,319
Income attributable to note derivatives
Change in fair value of derivatives	(2,241,678)
Gain on extinguishment of debt	(1,148,554)
Expense attributable to note derivatives
Interest expense	216,378
Diluted loss attributable to common shareholders	$(1,616,535)

Basic shares outstanding	4,494,649
Derivative notes and interest shares	3,866,301
Diluted shares outstanding	8,360,950

Diluted loss per share	$(0.19)

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

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	September 30,	December 31,
	2021	2020
Accrued expenses, other	$189,278	$185,656
Accrued common stock to be issued for financing cost	120,990	-
Accrued interest	898,067	1,238,553
Accrued warranty costs	91,531	91,531
	$1,299,866	$1,515,740

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended September 30, 2021 and 2020, respectively and $36,594 and $36,594 for the nine months ended September 30, 2021 and 2020, respectively The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity now known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000(the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company.  During 2016 to the period ended September 30, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $3,040,838 (not including possible fees and other expenses). The Holder’s corporation is majority controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.). November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties are actively renegotiating a new Maturity Date (the “Maturity Date”) with changes terms and conditions. The Parties fully expect to come to reasonable terms on all issues during the fourth quarter of 2021.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2021 and December 31, 2020 of $2,053,878 and $1,983,639, respectively, included in accrued compensation and related benefits in the accompanying balance sheets. Subsequently, the Parties have agreed to exchange the sum for equity in the Company. See Note 11. Subsequent Events for more information.

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $150 for each of the three month periods ended September 30, 2021 and 2020, respectively, and was $450 for each of the nine month periods ended September 30, 2021 and 2020, respectively. Accrued interest was $1,200 and $750 at September 30, 2021 and December 31, 2020, respectively.

Note 6. Equity Transactions

Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company’s Board of Directors noted it had in previous years authorized a total of 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s Board of Directors has authorized a total of 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

During the three months ended June 30, 2021, the Company issued 7,036,668 shares of common stock and 2,826,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares are valued at $1,829,534 and the Warrants are valued at $857,600.

During the three months ended June 30, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

There were no common stock transactions in 2020.

Options and Warrants

In January 2021, outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

The 2,826,733 warrants issued in 2021 in connection with the settlement of debt have an exercise price of $0.30 per share and expire on June 30, 2022. The fair value of the warrants was $857,600, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.05%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 367%; and (4) an expected life of 11.5 months.

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

In September 2021, the Company issued 1,466,666 warrants in connection with a note in the amount of $220,000. The warrants have an exercise price of $0.15 per share and expire on September 21, 2026. The relative fair value of the warrants was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years.

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

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6 month deferral period for payments. This loan was subsequently forgiven in full on August 29, 2021 and the Company recorded forgiveness of debt income of $146,685, including accrued interest forgiven of $1,935.

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

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matures on February 28, 2022 and bears interest at 10% per year. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at September 30, 2021. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount will be amortized to interest expense over the term of the note, and $25,836 was amortized during the three and nine months ended September 30, 2021. The value of the shares has been included in accrued expenses at September 30, 2021.

GS Capital Partners, LLC Convertible Note

On September 20, 2021, the Company entered into a promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrants have an exercise price of $0.15 per share and expire on September 21, 2026. The relative fair value of the warrants was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000.

A total of $220,000 has been recorded as debt discount, and 3,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the note, and $6,721 was amortized during the three and nine months ended September 30, 2021.

The sums advanced by GS Capital Partners and JMS Investments together form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. Currently, JMS Investments, the Company, and the Senior Secured Note Holder are negotiating the definitive investment plan along with terms and uses of proceeds. It is expected the full investment plan will be ready for announcement in the fourth quarter of 2021.

Note 8. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of $0.30). All documents were executed by June 30, 2021 with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 2,826,733 Warrant shares in this transaction.

The Company’s convertible promissory notes at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Convertible notes payable, bearing interest at 8-10%	$-	$1,453,960
Current portion	$-	$1,453,960

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $0 and $106,366 for the three months ended September 30, 2021 and 2020, respectively, and $124,290 and $368,312 for the nine months ended September 30, 2021 and 2020, respectively and were charged to interest expense.

During the three and nine months ended September 30, 2021, through the date of settlement of the debt, the Company recorded income of $0 and $2,241,678 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $1,728,274 at the date of settlement, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 315%; and (4) an expected life of 3 months.

During the three and nine months ended September 30, 2020, the Company recorded expense of $208,916 and income of $376,282, respectively, related to the change in the fair value of the derivatives.

During the second quarter of 2021 the Company issued 7,036,668 shares of common stock, valued at $1,829,534 and 2,826,733 warrants, valued at $857,600, in settlement of $1,453,960 of notes payable and $653,454 of accrued interest. Derivative liability of $1,728,274 was extinguished because of the settlement. The Company recorded a gain on extinguishment of $1,148,554.

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

In 2015, the Company commenced an action for the cancellation of shares issued to Soex (the “Shares”) in connection with a breached Securities Purchase Agreement and Distribution Agreement entered 2014.

The Soex Litigation was tried in U.S. District Court for the Middle District of Florida in October of 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims.

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

On October 8, 2021 the Company was notified of a usual order by the Federal District Court judge who oversaw the initial 2018 proceedings. This activity was initiated at the request of Soex’s counsel. The Order awards the defendant (Soex) $300,568 in attorney’s fees and $82,096.91 in costs for a total award of $382,664.91 to be paid by Dais. The Order doesn't specify the date by which the award needs to be paid.

The Company will vigorously defend itself against this Order, as well as move on all possible avenues open to it to stop, what Management believes, is an on-going misuse of the Company’s core Intellectual Property. The Company   believes – based on the content of the Order and other admissions and actions on the part of others – it has a chance to prevail in an appeal to the benefit of the Company and its shareholders.

Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over time” payment plan. To date the Company has one agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,576.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
SoftinWay	$15,350.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$124,459.06

Note 11. Subsequent Events

1.

The Company has accrued compensation due to the Chief Executive Officer (“Employee”) beginning in 2004, of $2,053,878 and $1,983,639 at September 30, 2021 and December 31, 2020, respectively, included in accrued compensation and related benefits in the accompanying balance sheets. A Five-year cashless warrant for 5,134,690 shares with a strike price of $.08 will be issued to Employee to reduce the Company’s indebtedness by 75% leaving a balance of $536,000.

2.

In November of 2021, the Company received additional advances from or through JMS Investments, LLC . Each advance is in the form of a demand note having an interest rate of 8.5%. The total investment between April 2021 and November 2021 is $536,000. The November 2021 additional sums are:

Date	Sum Received

November 2, 2021	$30,000
November 3, 2021	$100,000
November 4, 2021	$30,000

No other material events have occurred after September 30, 2021 requiring recognition or disclosure in the financials.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to current and future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Supply Chain (Availability and Increased prices) and Tightening labor market (money and people)

Current world-wide supply chain issues are impacting many industries, including those of the Company. The lead time for materials and components is increasing, resulting in longer delivery dates. Management is working with existing partners to identify multiple sources of materials and components so as not to rely heavily on one or two suppliers. Increasing crude oil prices is influencing the cost of resins, plastics and fuel. Shipping and trucking costs have increased while capacity has contracted. These issues are creating increased costs across industries and Management is evaluating its’ pricing and lead times regularly. The labor market is having an impact across industries as competition for workers is increasing. Management is working to anticipate workforce needs and planning accordingly.

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

Covid-19 World-wide Pandemic

Management is keenly aware of the effects the pandemic is having on economies, and everyday life, across the globe. Governments, industry experts, and private business are working to create solutions to defeat the current pandemic and protect us from future infections. The Company is uniquely positioned as its’ current products are designed to provide a solution to these issues especially in increased ventilation. The awareness of the benefits of increased ventilation in homes and workplaces is a major factor in the solution to battle the current, and future, pandemics. The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing on plans to increase product awareness through existing and prospective sales channels.

Climate Change and Carbon Reduction

Countries and corporations around the world are adopting aggressive plans to achieve newly established Carbon Neutral goals by 2030 and 2050. This world-wide effort is attracting attention to innovative technologies which reduce carbon emissions. Management is confident the successful track record of current products, with a history of increasing the efficiency of HVAC systems and reducing CO2 emissions should drive increased business activity.

Rising Share Price

Beginning in mid-October of 2021 the Company’s share price on the OTCM has risen from a low of $.05 per share to a high price of $3.15 per share, and places in between. We believe the market for the Company’s products and planned products is broadening worldwide, spawning increased investor interest in Dais. This coupled with Management executing against its business plan working to grow revenues increasing shareholder value are what we believe may be the reason for the upward trending of the share price. Beyond these two items we have no knowledge why the share price is trending upwards.

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nanomaterial technology company developing and commercializing products using the nanomaterial called Aqualyte. The first commercial product is the Aqualyte nanomaterial itself. It is useful in managing moisture and key gases in a variety of cross-industry products.

The second commercial product is called ConsERV, a fixed plate energy recovery ventilator which is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. We continue to develop other Aqualyte uses in cross-industry applications, HVAC/Refrigeration, energy, etc. One area of focused attention has been development work on a variant of Aqualyte targeting surface treatments to potentially create a protective layer designed to inactivate human coronaviruses.

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

In December 1999, the Company purchased the assets of Analytic Power Corporation, a corporation founded in 1984 to provide design, analysis, and systems integration services in the field of fuel cells, fuel processors, and integrated fuel cell power systems. Subsequently, on December 13, 1999, the Company changed its name to Dais Analytic Corporation. In the ensuing years the Company has purchased and/or sold assets for cash and/or assumption of certain company’s obligations seeking a path to solid, continuing growth, or monetize non-performing Company assets.

In November of 2018 the board of directors unanimously voted to change the name of the Company from Dais Analytic Corporation to Dais Corporation (the “Name Change”). The Name Change took effect with FINRA on February 27, 2019.

Having identified the Energy Recovery Ventilator (“ERV”) application as being able to uniquely benefit from the management or the features/options proven to be achieved by using the Company’s nanotechnology. The market, as near as management can tell, for ventilation equipment is changing.

The changes are believed linked to the 3rd party engineering agency (ASHRAE) and others stating pathogens can and do travel via HVAC systems and duct work as reported by the White House Science Advisory Panel, the US EPA, NIH/Harvard, Trane Corporation, and many more. This potential change in the market for ERVs coupled with the seemingly proven value proposition the Dais’s ConsERV product provides optimism to the Management team and the Board of Directors for the future of the ConsERV product.

Our Technology

AqualyteTM

We use proprietary nanotechnology to reformulate thermoplastic materials called polymers, creating a material which water and a select group of similar substances can permeate through at a molecular level as opposed to flowing in bulk as liquid water through a pore. At the same time, the permeability of oxygen, nitrogen, and most other substances is severely limited, making the material extremely selective. We call this specialized material AqualyteTM and we have been granted a series of patents relating to its manufacture and use.

AqualyteTM is the foundation of the Dais product line, using the unique material’s properties to enable differentiated air, energy, and water products. Products generally are highly efficient, have fewer or no moving parts, and notably are kinder and gentler to our planet Earth. The nanomaterial-based products market is growing worldwide as more eyes are on the accelerating push for highly efficient products like those Dais features.

In July of 2017, Dais first entered a multi-year, exclusive license agreement with the Haier Group substantiating Management and the Board of Directors belief that the market for Aqualyte membrane only sales to OEMs is a valuable path forward in limited ways. In addition, the Company has sold Aqualyte to several customers for use in a range of applications related to the management of moisture. These sales are expected to continue through 2021 and beyond.

ConsERVTM

Sales channels for our ConsERV product continues to expand. This is our HVAC energy conservation product which should save an average of 30% on HVAC ventilation air operating costs while providing increased amounts of ventilated air. The economic savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems and is useful in both commercial and residential structures, to provide improved ventilation air within the structure. In turn, this yields health benefits (reduced COVID-19 exposure, fewer allergy, and asthma ‘trigger’ contaminants) and productivity improvements (improvement in cognitive abilities).

ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams, so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core removes some of the heat and humidity from the incoming air and transfers it to the exhaust air stream, thereby saving energy under many conditions. For winter heating, the core typically recovers a portion of the heat and humidity in the exhaust air and transfers it into the incoming air to reduce heating requirements.

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

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is positioning a majority of the Company’s resources behind the two most mature products in two major revenue generating paths: (1) ConsERV cores and systems, and (2) the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. Management projects this narrower focus will increase revenues allowing profitability to occur faster. This strategy leverages the Company’s experience and depth in marketing, building, and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

Sales activities for advanced materials are continuing with select, successful companies located in the European Union and Southeast Asia (including China) which take full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

To help us support our capabilities to deliver ConsERV cores and systems, and Aqualyte advanced nanomaterials, we have qualified manufacturing companies to join our supply chain to produce materials and components. Guided by Dais-qualified manufacturing practices these efforts target the growing demand for product in North America, European Union, and Southeast Asia (including China). We project this expansion of the supply chain will result in lower costs and quicker order fulfillment, generating revenues faster.

Orders are already being generated from these agreements, and we expect them to increase as we expand and add new strategic partnerships along the way. The new orders include sales of Aqualyte nanomaterials, components for energy recovery ventilation, and other known HVAC and select cross industry products.

Results of Operations

Three Months Ended September 30, 2021 Compared to September 30, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2021	2020

REVENUE
Sales	$116,864	$360,764
Royalty and license fees	12,500	12,500
	129,364	373,264

COST OF GOODS SOLD	90,749	213,485

GROSS MARGIN	38,615	159,779

OPERATING EXPENSES
Research and development, net of government grant proceeds of $28,651 and $34,716, respectively	29,814	10,573
Selling, general and administrative	305,833	276,318
TOTAL OPERATING EXPENSES	335,647	286,891

LOSS FROM OPERATIONS	(297,032)	(127,112)

OTHER INCOME (EXPENSE)
Interest expense	(110,938)	(223,266)
Forgiveness of debt income	146,685	-
Change in fair value of derivative liabilities	-	(208,916
Gain on extinguishment of debt	-	-

TOTAL OTHER INCOME (EXPENSE), NET	38,459	(432,182)

NET INCOME (LOSS)	$(261,285)	$(559,294)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.03)	$(2.01)

NET LOSS PER COMMON SHARE, DILUTED	$(0.03)	$(2.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,414,796	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,414,796	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $116,864 and $360,764 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $243,900 or 68%. We experienced decreased sales across all of our product lines. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2021 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended September 30, 2021 and 2020, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $90,749 and $213,485 for the three months ended September 30, 2021 and 2020 respectively, a decrease of $90,749 or 58%. This reflects our decreased sales volume and normal differences in manufacturing costs between our product lines.

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

Gross margin

Gross margin from the sales of products was $38,615 and $159,779 representing 30% and 43% for the three months ended September 30, 2021 and 2020.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $58,465 and $45,289 for the three months ended September 30, 2021 and 2020, an increase of $13,176 or 29%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $28,651 and $34,716 for the three months ended September 30, 2021 and 2020, a decrease of $6,065 or 17%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $305,833 and $276,318 for the three months ended September 30, 2021 and 2020, an increase of $29,515 or 11%. This increase is primarily due to increased staffing and fees for product certifications.

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

•

Additional expenses because of being an SEC reporting company, including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees, and similar expenses.

We continue to focus on decreasing selling, general and administrative expenses for all our product efforts.

Other Income (Expense)

Other income for the three months ended September 30, 2021 was $38,459 compared to an expense of $432,182 for the three months ended September 30, 2020, an increase of $470,641 or 109%. The increase in net other income is primarily due to the decreased expense related to the change in fair value of derivative liabilities and interest (as a result of the convertible notes debt to equity exchange program in the second quarter of 2021), and the forgiveness of debt income related to the forgiveness of our first Paycheck Protection Program loan.

Net Income (Loss)

Net loss was $261,285 and $559,294 for the three months ended September 30, 2021 and 2020. The decreased loss in the three months ended September 30, 2021 was primarily due to the increase in other income described above offset by the increased loss from operations.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2021	2020

REVENUE
Sales	$288,854	$828,796
Royalty and license fees	37,500	37,500
	326,354	866,296

COST OF GOODS SOLD	173,639	481,704

GROSS MARGIN	152,715	384,592

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,617 and $92,050, respectively	69,660	84,799
Selling, general and administrative	1,590,907	793,062
TOTAL OPERATING EXPENSES	1,660,567	877,861

LOSS FROM OPERATIONS	(1,507,852)	(493,269)

OTHER INCOME (EXPENSE)
Interest expense	(471,746)	(811,756)
Forgiveness of debt income	146,685	-
Change in fair value of derivative liabilities	2,241,678	376,282
Gain on extinguishment of debt	1,148,554	-

TOTAL OTHER INCOME (EXPENSE), NET	3,067,883	(435,474)

NET INCOME (LOSS)	$1,557,319	$(928,743)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$0.35	$(3.34)

NET LOSS PER COMMON SHARE, DILUTED	$(0.19)	$(3.34)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	4,494,649	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	8,360,950	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $288,854 and $828,796 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $539,942 or 65%. We experienced decreased sales across all of our product lines. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2021 and beyond.

Revenues from royalty and license fees were $37,500 and $37,500 for the nine months ended September 30, 2021 and 2020, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $173,639 and $481,704 for the nine months ended September 30, 2021 and 2020 respectively, a decrease of $308,065 or 64%. This reflects our decreased sales volume.

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

Gross margin

Gross margin from the sales of products was $152,715 and $384,592 representing 47% and 44% for the nine months ended September 30, 2021 and 2020.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $159,277 and $176,849 for the nine months ended September 30, 2021 and 2020, a decrease of $17,572 or 10%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $89,617 and $92,050 for the nine months ended September30, 2021 and 2020, a decrease of $2,433             or 3%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,590,907 and $793,062 for the nine months ended September 30, 2021 and 2020, an increase of $797,845 or 101%. This increase is primarily due to stock-based compensation as part of the debt-to-equity exchange program described in Note 8.

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

•

Additional expenses because of being an SEC reporting company, including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees and similar expenses.

We continue to focus on decreasing selling, general and administrative expenses for all our product efforts.

Other Income (Expense)

Other income for the nine months ended September 30, 2021 was $3,067,883 compared to an expense of $435,474 in the nine months ended September 30, 2020, an increase of $3,503,357. The increase in net other income is primarily due to the change in fair value of derivative liabilities (primarily because of changes in our stock price), an increase in gain on debt extinguishment (as a result of the convertible notes debt to equity exchange program in the second quarter of 2021), and the forgiveness of debt income related to the forgiveness of our first Paycheck Protection Program loan.

Net Income (Loss)

Net income for the nine months ended September 30, 2021 was $1,557,319 compared to a net loss of $928,743 for the nine months ended September 30, 2020. The increased income in the nine months ended September 30, 2021 was primarily due to the increase in other income described above offset by the increase in loss from operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Although the Company generated income of $1,557,319 for the nine months ended September 30, 2021, this resulted primarily from a noncash gain on change in derivative liabilities of $2,241,678 and a noncash gain on extinguishment of debt of $1,148,554, along with noncash gain on forgiveness of debt of $146,685. The Company has incurred significant losses since inception and, as of September 30, 2021, the Company has an accumulated deficit of $55,416,744, total stockholders’ deficit of $7,260,817, negative working capital of $7,160,701 and cash of $133,584. The Company used $726,251 and $392,301 of cash in operations during the nine months ended September 30, 2021 and 2020, respectively, which was funded primarily by loan proceeds from related parties and third parties. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is actively working with selected targeted parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors (like JMS Investments), private equity companies, purchase order financing parties, has increased its value and potential to attract new investors in the eyes of the Management team when the Company completed the exchange program of ‘debt to equity’ in the 2nd quarter of 2021 clearing out all convertible debt in exchange for equity at a fixed price at the end of the second quarter of 2021.

Management believes:

1.	In the face of current pandemic related events the market(s) demand for its product(s) remains sluggish in places where the pandemic continues to rise.

2.

The  Management and Board feel the Company’s ability to raise new funds is continuing to improve with (a.) the financial clarity earned with the debt to equity program completing in the 2nd Quarter of 2021, (b.) the effects of the bridge funding provided by JMS Investments and others allowing the Company to once again be fully reporting, and (c.) the shift seemingly occurring worldwide creating a pull for the Company’s products showing a proven linkage to lowering drivers for Climate Change. This said, make no mistake, it remains a challenging time to raise growth capital and become profitable. ..

3.

We believe our current cash position and our projected ability to obtain additional sources of growth capital, and to generate sustainable cash flow from operations and investments for the balance of 2021 is improving yet remains challenged.

We have, and seemingly continue to, be successful in attracting new capital critical to support the Company’s operations and efforts needed to profitably manufacture and sell ConsERV and Aqualyte.

Lacking the occurrence of a major geopolitical event, a recurrence of the worldwide pandemic, or something of equal magnitude which would affect business worldwide Management and Board are guardedly optimist, despite these times of uncharted causes/effects with companies, markets, sales channel challenges, and people, the Company will continue to be successful in securing needed funds to fund business continuation or secure growth capital funding.

4.

The Company entered into a Loan and Security Agreement in June 2016 pursuant to which the Company issued a Senior Secured Promissory Note that grants the Holder a secured interest in all the assets of the Company. The Company’s plan is to make incremental monthly payments against this Note while working with all Parties involved to resolve the matter in a larger, faster manner in the coming year.

Any failure by us to timely procure additional financing or investment adequate to fund the ongoing operations, including planned product development initiatives and commercialization efforts, or experience a major supply chain disruption will have material adverse consequences on our financial condition, results of operations and cash flows as could any unfavorable terms. While we believe the Company’s prospects have improved for funding, there are no assurances we will be able to obtain the financing and planned product development commercialization, and the sales channel challenges continue to mount.  The Company may fail to reach an accord with the Senior Secured Note Holder who has deep rights with the assets of the Company pledged as security for repayment of the Note. Accordingly, we may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Statement of Cash Flows

Cash as of September 30, 2021 was $133,584 compared to $36,516 as of December 31, 2020. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $726,251 for the nine months ended September 30, 2021 compared to $392,301 for the same period in 2020. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items) and a decrease in cash from net working capital accounts. For the nine months ended September 30, 2021, net loss (after adjusting for non-cash items) was $1,055,527. Accounts receivable, inventory and other assets together increased by $122,379. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $451,655. For the nine months ended September 30, 2020, net loss (after adjusting for non-cash items) was $795,665. Accounts receivable, inventory and other assets together decreased by $33,302. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $370,062.

Net cash used in investing activities was $25,118 for the nine months ended September 30, 2021 compared to $18,633 for the same period in 2020, driven by a decrease in patent costs and increased purchases of equipment.

Net cash provided by financing activities was $848,437 for the nine months ended September 30, 2021 compared to $429,750 for the same period in 2020. The increase resulted from increased proceeds from notes payable.

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

On April 29, 2020, the Company received $144,750 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”). This loan was subsequently forgiven in full on August 29, 2021.

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

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity now known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company.  During 2016 to the period ended September 30, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $3,040,838 (not including possible fees and other expenses). The Holder’s corporation is majority controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.). November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties are actively renegotiating a new Maturity Date (the “Maturity Date”) with changes terms and conditions. The Parties fully expect to come to reasonable terms on all issues during the fourth quarter of 2021.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matures on February 28, 2022 and bears interest at 10% per year. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at September 30, 2021. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount will be amortized to interest expense over the term of the note, and $25,836 was amortized during the three and nine months ended September 30, 2021. The value of the shares has been included in accrued expenses at September 30, 2021.

GS Capital Partners, LLC Convertible Note

On September 20, 2021, the Company entered into a promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrants have an exercise price of $0.15 per share and expire on September 21, 2026. The relative fair value of the warrants was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000.

A total of $220,000 has been recorded as debt discount, and $3,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the note, and $6,721 was amortized during the three and nine months ended September 30, 2021.

The sums advanced by GS Capital Partners and JMS Investments together form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. Currently, JMS Investments, the Company, and the Senior Secured Note Holder are negotiating the definitive investment plan along with terms and uses of proceeds. It is expected the full investment plan will be ready for announcement in the fourth quarter of 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: November 15, 2021	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

