Form 10-K
period 2021-12-31
DAIS Corp
filed 2022-04-15
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2021 was $63,350,330 based on the closing price of $6.80 per share of Dais Corporation common stock as quoted on the OTC Pink Marketplace and a public float of 9,316,225 on that date.

On April 15, 2022, there were 9,415,425 shares of the registrant’s common stock outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;

•	our ability to continue as a going concern;

•	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;

•	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;

•	the options we may pursue considering our financial condition;

•	the amount of cash necessary to operate our business;

•	our plans and expectations with respect to our continued operations;

•	the expected development and success of new instrument and consumables product offerings;

•	the expected expenses of, and benefits and results from, our research and development efforts;

•	the expected benefits and results from our collaboration programs, strategic alliances, and joint ventures;

•	general economic conditions;

•	the anticipated future financial performance and business operations of our company;

•	our reasons for focusing our resources on the market for nano-structured polymer technology materials;

•	the price volatility of the common stock;

•	the historically low trading volume of the common stock;

•	our ability to attract and retain qualified personnel;

•	unanticipated litigation and the outcome of existing litigation;

•	our ability to do business in China and elsewhere overseas;

•	our ability to compete with current and future competitors;

•	the trustworthiness of our counterparties to fulfill their obligations;

•	our ability to commercialize our intellectual property;

•	other factors discussed in our other filings made with the Commission.

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

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a proprietary, nanotechnology polymer materials company. Nanotechnology involves studying and working with matter on an ultra-small scale. Doing this is how the Company built features and properties into its platform of nanomaterial sold under the brand name “Aqualtye™. Aqualyte™ is used to enable new product variants we believe are better than traditional products which use energy consuming and break-able components. Aqualyte™ itself, is marketed to OEMs to create differentiated products, while the second product is a fixed plate energy recovery ventilator called ConsERV, which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and wastewater treatment industries.

Corporate History

We were incorporated as a New York corporation on April 8, 1993, as The Dais Corporation. The Company was formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane fuel cells. We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials. In December 1999, the Company purchased the assets of Analytic Power Corporation, in March 2002, the Company sold substantially all its fuel cell assets to Chevron, a large U.S. oil company for a combination of cash and the assumption by such company of certain of the Company’s obligations and began working to commercialize the attributes and features of the nanomaterials developed since formation. In November of 2018, the board of directors unanimously voted to change the name of the Company from Dais Analytic Corporation to Dais Corporation (the “Name Change”). The Name Change took effect with FINRA on February 27, 2019.

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

See Subsequent Events for an addition to this section.

Our Technology

We use proprietary nanotechnology to reformulate thermoplastic polymers. Nanotechnology involves studying and working with matter on an ultra-small scale. Polymers are chain-like plastic molecules used in diverse products such as Dacron, Teflon, and polyurethane. A thermoplastic is a plastic (deformable) polymer material that melts to a liquid when heated and solidifies when cooled and is able to transition repeatedly between these states. Our reformulated polymers have properties that allow them to be used in unique ways, and we call the resulting material Aqualyte™.

The Company believes the attributes of its Aqualyte™ platform of nanomaterial create a catalyst for change:

•	Consume less energy and release less CO2 into the atmosphere

•	Replace moving parts to increase operational lifetime

•	Provide strong pathogen protection (COVID) and lower allergy/asthma triggers

•	Reduce operating costs for increased ventilation rates shown in 3rd party testing to improve cognitive performance by 101% on average.

•	Extend the useable life of food and other organic materials

•	Clean most forms of contaminated wastewater to levels up to one-hundred times greater than noted in the Clean Water Act of 1970.

Our Products

The Company uses its knowledge of the Aqualyte nanomaterial to integrate it into traditional or new product form factors. It is management’s belief based on 3rd party industry or independent test results, the Company’s own testing, or data from customer use that the resulting product’s features and benefits address the growing market needs resulting from, but not limited to, the drivers of climate change as well as those needs created by the pandemic.

Nanomaterial Platform - Aqualyte™

The Aqualyte Nanomaterial is made from commercially available polymer resin and industrial grade solvents which are mixed using a proprietary process with traditional industrial equipment. Our process creates a modified resin with key features and attributes that can be used to offer different properties to multiple products.

The Company sells Aqualyte to skilled OEMs using its features and properties to create new and/or improved products in a range of applications. The Company continues to develop next generation versions of its Aqualyte nanomaterial working to increase existing feature performance, add new features, and improving its cost.

ConsERV™

We continue to expand sales channels to drive growth of revenues of our ConsERV product. ConsERV is an HVAC energy conservation product which should, according to various tests, save energy and operating costs on HVAC equipment, lower CO2 emissions and allow HVAC systems to be 20% - 67% smaller, reducing peak energy usage while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently. ConsERV generally works in combination with existing HVAC systems, to provide improved ventilation air in a building. ConsERV uses a fixed-plate enthalpy exchanger (the “core”) constructed with our nanotechnology polymer. When compared to similar competitive products, we believe, based on tests conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

The Company began actively rolling out an updated ConsERV product line in 4Q, 2021. The updated line addresses market requested updates and features.

The sales channels for ConsERV continue to expand across North America and include private labeling efforts. The Company has and continues to negotiate arrangements with independent sales/engineering representatives in multiple regions across North America who in turn target architect and specifying engineers, select OEMs, utility sponsored programs, and sophisticated users of HVAC equipment.

We believe the growth initiatives and what we perceive as changes in the ERV market will allow the company to address well over fifty percent of the addressable North American market for ConsERV.

We continue to have targeted discussions with identified companies in the European Union interested in buying and distributing both Aqualyte nanomaterial for use in their ERV cores as well as selling Dais produced ConsERV cores. To help us expand our capabilities in the reported high growth HVAC markets in Southeast Asia, Dais qualified a Chinese manufacturing company to produce ConsERV cores using Aqualyte membrane to meet the growing demand for ConsERV systems in the Region.

The Company expects this trend of growing ConsERV system, core, and Aqualyte nanomaterial revenues to continue into 2022 and beyond.

Dais continues to respond to market interest by developing additional products that use our nanotechnology to save energy, provide clean water, protect health, and generally promote a more sustainable future.

Strategic Partnerships

In the quarter ending September 30, 2018, Dais entered into a strategic development and licensing agreement with the Haier Group, located in Qingdao, China. This innovative work is based around the Company’s Aqualyte nanomaterial potentially enhancing the performance of several Haier products. The efforts are set to run through the end of 2022 and have been heavily affected by the Pandemic. If Haier was to integrate the technology into their product(s) and associated sales channels, management feels such a move could have a significant revenue impact for Dais. We believe the potential revenue impact can be better assessed during the 1st quarter of 2023.

Our Patents

Dais has owned 25 granted patents over its corporate history, some of which have reached the end of their enforceable term. As of December 31, 2021, Dais owns the active, enforceable rights to eleven U.S. patents, four Chinese patents, two Hong Kong patents, and three Patent Cooperation Treaty (“PCT”) applications that are still being examined. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties.

The company also owns multiple utility patents that cover inventions that are new, improvements and useful processes including the design and fabrication of devices or approaches that use properties of the polymers described above for HVAC, energy, food preservation and water treatment applications. Dais owns the rights to a new US Patent issued in 2021:

1.

U.S. Patent No. 10,907,867 – Evaporative chilling systems and methods using a selective transfer membrane. This patent was issued February 2, 2021 and the patent term ends on or about November 18, 2036.

2.

C.N. Patent No. 108,430,606B – Evaporative chilling systems and methods using a selective transfer membrane. This patent was issued November 2, 2021 and the patent term ends on or about October 7, 2036.

Dais has been notified that the following Application will be granted full US patent status in 2022:

1.	US20200330923A1–Vapor condenser enhanced by membrane evaporation

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

Manufacturing

The Company currently uses a mix of in-house and outsourced assembles for its nanomaterial and product (ConsERV) needs.

For future expansion and high-volume scale-up, the Company is actively looking at the costs and merits of organically scaling v. moving to a ‘near 100% outsourced’ model at the most optimum way to grow. Nonetheless, the Company continues to strengthen its existing supply chain with strategic partners having existing multiple channel access to the ERV or OEM Aqualyte markets – or with qualified outsourced firms.

The Company has continued to establish a robust supply chain with strategic partners having existing multiple channel access to markets – or with qualified outsourced firms. We do not have long-term contractual relationships with any of our manufacturers or vendors. There are no subassemblies or components that could not be purchased from alternative suppliers. Purchases to date of raw materials and related services have been on a purchase order basis using non-disclosure agreements.

OEM Customers, and Suppliers

Using the properties and features of its Aqualyte nanomaterial the Company has proven results in a variety of cross industry markets. We look to provide Original Equipment Manufacturers (OEMs) with Aqualyte membrane. Then sharing how to use the options and features found in Aqualyte, to find the OEM able to offer better or even new products in consumer, commercial, and industrial having what we believe to be better lifetimes, and efficiencies.

We are dependent on third parties to manufacture the key components needed for our nano-structured based materials and for the value-added products made with these materials.

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

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $223,425 and $221,700 for the years ended December 31, 2021 and 2020, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $89,617 and $123,055 for the years ended December 31, 2021 and 2020, respectively.

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

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology can decrease sales of competing products, thus taking business away from more established firms using older technology. We believe that our ConsERV product may become a functional component of newer, more efficient OEM products. A key challenge is to educate decision makers of the benefits derived from products using our materials and processes, and to have qualified people and certified products which out-perform other products, diminishing the value proposition of competitive products in the various sales channels. As we continue to grow the base of operational and third-party data this education process will become routine.

There are several companies located in the U.S., Canada, Europe, and Asia that have been developing and selling technologies and products in the energy recovery industry as listed below. We will experience significant competition regarding our products because certain competing companies possess greater financial and personal resources. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, Fuwei, Ltd, CORE Energy Recovery Solutions, Renewaire, Holtop, Hoval, Klingenberg, Solar Palau, Kraton, Daikin and AirXchange.

We believe the combination of our nano-material platform’s characteristics and growing patent position forms competitive advantages, which may allow us time to execute our business plan. Many of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

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

We are also subject to various international, federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, and environmental regulations regarding handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. The process of manufacturing the solutions which are used to produce Aqualyte may expose us to the risk of harmful substances escaping into the environment, resulting in potential injury or loss of life, damage to property and natural resources. Depending on the nature of any claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims and, in some instances, we may not be reimbursed at all. To date, we are not aware of any claims or liabilities under these existing laws and regulations that would materially affect the results of operations or financial condition. The completed products which use the Aqualyte material may have regulatory requirements relating to a variety of local or federal regulatory agencies, however, this type of exposure would be minimal.

Employees

As of December 31, 2021, we employed 12 full-time employees and one independent contractor. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. As of the date of filing the number of employees of the Company has not changed.

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

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SoEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“Soex”). In 2015 the Company commenced an action (the “Soex Litigation) for the cancellation of the 37,500,000 shares issued to Soex (the “Soex Shares”) in connection with the Soex Securities Purchase Agreement, and for the cancellation of the 3,750,000 shares (the “Zan Shares”) issued to Zan Investment Advisory Limited (“Zan”), an affiliate of Soex through Aifan Liu, who was appointed as a Company board observer by Soex and her husband, Xinghong Hua. Sharon Han, General Manager and Chairwoman of Soex, served on the Board pursuant to the provisions of the Soex Securities Purchase Agreement. Ms. Han resigned from the Board effective February 1, 2016, for failure to perform under the Agreement. In June of 2017 the Litigation was moved to the U.S. District Court for the Middle District of Florida where Soex has instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ). On September 19, 2018, a pre-trial conference was held in Tampa finding a trial date set for October 22, 2018. The trial for the original case was held between October 22 and 24, 2018. The jury at the conclusion of the trial did not award monetary damages to either party for claims or counterclaims. On October 24, 2018, the Company initiated a third lawsuit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company. The Company will seek maximum relief and damages for this on-gong and growing illegal misuse the Company’s Intellectual Property. The Company feels this third action will lead to a judgment in favor of the Company. In August 2021, the Company was notified the judge in the case in the October 2018 event, despite the recommendations of the jury to award no damages or court costs, overturned the ruling and assessed Dais $382,664 in court costs and fees. The Company is appealing this award in which management and the Board feel we will prevail.

2.	Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over a period of time” payment plan. To date the Company has one agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,575.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
Softinway	$10,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$119,959.06

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

As of April 7, 2022, there were approximately 118 shareholders of record of our common stock.

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

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Please review the Subsequent Events section as there is an update, we believe may relates to the information above.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	-	$-

Unregistered Sales of Equity Securities and Use of Proceeds

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

There were no repurchases of our common stock during 2021.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 as compared with December 31, 2020

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2021	2020

REVENUE
Sales	$372,506	$952,845
Royalty and license fees	50,000	50,000
	422,506	1,002,845

COST OF GOODS SOLD	267,837	545,068

GROSS MARGIN	154,669	457,777

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,617 and $123,055 for the years ended December 31, 2021 and 2020, respectively	133,808	98,645
Selling, general and administrative	1,958,560	1,079,594
TOTAL OPERATING EXPENSES	2,092,368	1,178,239

LOSS FROM OPERATIONS	(1,937,699)	(720,462)

OTHER INCOME (EXPENSE)
Interest expense	(2,065,593)	(1,127,807)
Loss on legal judgement	(382,664)	-
Forgiveness of debt income	146,685	-
Change in fair value of derivative	2,241,678	(939,464)
Gain on extinguishment of debt	1,148,554	-
TOTAL OTHER INCOME (EXPENSE), NET	1,088,660	(2,067,271)

NET LOSS	$(849,039)	$(2,787,733)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.15)	$(10.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,734,795	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, and our Aqualyte membrane. Product sales were $372,506 and $952,845 for the years ended December 31, 2021 and 2020, respectively, a decrease of $580,339 or 61%. We had a 53% decrease in ConsERV sales and a 64% decrease in Aqualyte Only OEM membrane sales.

The decrease in sales revenue is attributed mainly to what management believes is a “pandemic driven bubble” in orders for Aqualyte nanomaterial in key Southeast Asia markets, and lower orders for ConsERV cores used to replace out of warranty units. Given the initiatives the Company has underway expanding the sales channels, newer ConsERV product, and strong focus on selling Aqualyte into OEM uses management believes a continued downturn will be reversed by steady increases in sales from the newer initiatives beginning no later than 2Q 2022 and beyond.

Revenues from royalty and license fees were $50,000 and $50,000 for the years ended December 31, 2021 and 2020, respectively.

Cost of Sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte membrane. Cost of goods sold were $267,837 and $545,068 for the years ended December 31, 2021 and 2020, respectively, a decrease of $277,231 or 51% resulting from reduced product sales.

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

Covid-19 World-wide Pandemic

Management continues to monitor the effects the pandemic is having on economies, and everyday life, across the globe. As creative solutions to defeat the current pandemic and protect us from future infections are developed, we believe our technology is uniquely positioned as its’ current products are designed to provide a solution to these issues especially in increased ventilation. The awareness of the benefits of increased ventilation in homes and workplaces is a major factor in the solution to battle the current, and future, pandemics. The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing on plans to increase product awareness through existing and prospective sales channels.

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

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $223,425 and $221,700 for the years ended December 31, 2021 and 2020, respectively, an increase of of $1,725 or 1%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $89,617 and $123,055 for the years ended December 31, 2021 and 2020, respectively, a decrease of $33,438 or 27%. The decrease in proceeds from government funding was due to the completion of U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award ending in the third quarter of 2021.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,958,560 and $1,079,594 for the years ended December 31, 2021 and 2020, respectively, an increase of $878,966 or 81%.

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

The 81% increase in selling general and administrative expenses in the year ended December 31, 2021 compared to the same period in 2020 resulted primarily from increased payroll costs and an increase in stock based compensation provided for services.

Other Income (Expense)

Interest expense for the year ended December 31, 2021 was $2,065,593 compared to an expense of $1,127,807 for the year ended December 31, 2020. We recognized a loss on a legal judgement of $382,664 in 2021, with no comparable item in 2020. Gain on change in fair value of derivative increased to $2,241,678 compared to a loss of $939,464 from 2020 to 2021 and there was an increase in gain on extinguishing debt from $0 in 2020 to $1,148,554 in 2021. The gain on extinguishing debt in 2021 was due to the settlement of our convertible notes payable.

Net Loss

Net loss for the year ended December 31, 2021 was $849,039 compared to a net loss of $2,787,733 for the year ended December 31, 2020. The decrease in net loss in 2021 was primarily due to the change in fair value of derivatives and the settlement of our convertible notes payable, partially offset by a loss on a legal judgement in 2021.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company generated a net loss of $849,039 and has incurred significant losses since inception. As of December 31, 2021, the Company has an accumulated deficit of $57,823,102, total stockholders’ deficit of $8,372,175, negative working capital of $8,270,892 and cash and cash equivalents of $773,423. The Company used $1,283,772 and $556,423 of cash for operations during the years ended December 31, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company has selected targeted parties that it is actively working with who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, has increased its value and potential to attract new investors in the eyes of the Management team when the Company completed the exchange program of ‘debt to equity’ in the 2nd quarter of 2021 clearing out all convertible debt in exchange for equity at a fixed price at the end of the second quarter of 2021.

Management believes:

1. Ventilation is regularly recommended as one of the solutions to Covid related mitigation and the market awareness for the ConsERV product(s) is increasing and lead activity is encouraging.

2. The Management and Board feel the Company’s ability to raise new funds is continuing to improve with (a.) the financial clarity earned with the debt to equity program completing in the 2nd Quarter of 2021, (b.) the effects of the bridge funding provided by JMS Investments and others allowing the Company to once again be fully reporting, and (c.) the shift seemingly occurring worldwide creating a pull for the Company’s products showing a proven linkage to lowering drivers for Climate Change. This said, it remains a challenging time to raise growth capital and become profitable.

3. We believe our current cash position and our projected ability to obtain additional sources of growth capital, and to generate sustainable cash flow from operations and investments into 2022 is improving yet remains challenged.

We have, and seemingly continue to, be successful in attracting new capital critical to support the Company’s operations and efforts needed to profitably manufacture and sell ConsERV and Aqualyte.

The current geopolitical environment and continuing impacts of the worldwide pandemic could affect  business worldwide in the long-term, however, the Management and Board are guardedly optimist, despite  these times of uncharted causes/effects with companies, markets, sales channel challenges, and people,  the Company will continue to be successful in securing needed funds to fund business continuation or  secure growth capital funding.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2021 were $773,423 compared to $36,516 as of December 31, 2020. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,283,772 and $556,423 for the years ended December 31, 2021 and 2020, respectively. The increase in net cash used in operations was primarily due to an increase in net loss (after adjusting for non-cash items) partially offset by an increase in cash from net working capital accounts. For the year ended December 31, 2021, net loss (after adjusting for non-cash items) was $3,162,483. Accounts receivable, inventory and other assets together increased by $53,624. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $1,932,335. For the year ended December 31, 2020, net loss (after adjusting for non-cash items) was $1,139,702. Accounts receivable, inventory and other assets together decreased by $67,673. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $515,606.

Net cash used by investing activities was $29,758 and $25,094 for the year ended December 31, 2021 compared to the same period in 2020, driven primarily by equipment purchases in 2021.

Net cash provided by financing activities was $2,050,437 and $613,950 for the years ended December 31, 2021 and 2020. respectively. The increase resulted from increased proceeds from notes payable.

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

No new Convertible Note Transactions were entered into during 2020 or 2021

COVID-19 Disclosure

The Company’s operations have been and continue to be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption and impact on the Company which may be caused by the outbreak is uncertain. In 2020 we believe the company suffered materially adverse impacts caused by (1.) the late filing of required SEC mandated reports which resulted from professionals and company employees being ill, dislocated from jobs, taking abnormally longer times to necessary filing information due to lack of access to computer from remote locations or limited/no access to needed 3rd party professionals, etc. Further the pandemic has resulted in a material adverse impact on the Company’s operations, and cash flows as marketing plans for new product introduction were delayed. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations, and customer relationships. In addition, the Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. Future possible impacts may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company, including inventories, property and equipment, marketable securities, and potential loss of key team members.

Economy and Inflation

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation will have an effect on our cost of goods and shipping, however sales inquiries continue to be strong through 2021. .

Contractual Obligations

We do not have any liabilities related to long-term contractual obligations as of December 31, 2021.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein except for the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses on December 31, 2021, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $50,000 and $50,000 for the years ended December 31, 2021 and 2020, respectively. Royalties are recognized as earned. We did not recognize any revenue from royalties for the years ended December 31, 2021 and 2020.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and Aqualyte membrane. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 has been recorded on December 31, 2021 and 2020, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2021 or 2020.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $18,885 and $17,637 for the years ended December 31, 2021 and 2020, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $19,400 per year for the next five years and thereafter.

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

There were no stock options issued during the year ended December 31, 2021 and 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company’s existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2021 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tim N. Tangredi	66	President, Chief Executive Officer and Chairman of the Board of Directors
Brian C. Johnson	49	Chief Technology Officer
Robert W. Schwartz	77	Director
Ira William McCollum, Jr.	77	Director
Eliza Wang	44	Director

Directors and Executive Officers

The following are our key executive officers:

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

Rasool Isfahani, PhD. is our Chief Innovation Officer. Dr. Isfahani joined Dais in 2015 after earning his doctorate degree from University of Florida in Mechanical Engineering. Dr. Isfahani is responsible for bringing new revenue generating ideas from ‘concept to product”, and the continued innovation of the Aqualyte material platform. He has more than 12 years’ experience in membrane-based technologies resulting with 20+ reviewed journal/conference articles and patents.

John Walsh is the Company’s General Manager. Mr. Walsh started as General Manager in June of 2021. John is responsible for the operational effectiveness of the Dais team and business. John’s prior positions included counseling CEO’s and entrepreneurs in the development of internal systems and business growth strategies creating high powered teams bringing new, innovative, and disruptive technologies to market. John joined Dais after a long and successful economic development career in the Tampa Bay region of Florida.

The following are our Board of Directors:

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

Significant Employees

Kailey Humpel has been added as a secretary for the Company by the Board of Directors during its December 17, 2021 meeting.

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

Board Meetings and Committees; Annual Meeting Attendance

Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held six formal meetings during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2021 and 2020 for: (i) each individual serving as our chief executive officer (“ CEO “) or acting in a similar capacity during any part of fiscal 2021; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2021.

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($)(i)	(j)

Tim N. Tangredi (2)
Chief Executive Officer, President,	2021	$149,359			36,674	$186,033
and Chairman of the Board of Directors	2020	$135,500	$-	$	$36,674	$172,174

Brian Johnson
Chief Technology Officer	2021	$135,000				$135,000
	2020	$135,003	$-	$	$-	$135,003

_____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2021 and 2020. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2021 and 2020. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi’s contract in 2011 stated a salary of $200,000 per year, effective September 14, 2011, and he may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2021 and 2020, Mr. Tangredi was paid $149,359 and $135,500, respectively and had accrued unpaid salary of $63,333 and $64,500 for the years ended December 31, 2021 and 2020, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2021, we owed Mr. Tangredi accrued compensation in the aggregate amount of $2,071,380.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2021.

Note in January of 2021 any previous Company issued Option or Warrant to employees, or Board members had been voluntarily returned to the Company.

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Tim Tangredi

Brian Johnson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth information as of the date of April 6, 2022, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class	Series B Preferred Stock	Percent of Class
Named Executive Officers and Directors
Tim Tangredi, Officer, Chairman of the Board(1) #	596	*%	10	100%
Brian Johnson, Chief Technology Officer #	1	*	-	-
Robert W. Schwartz, Director #	0	*	-	-
Eliza Wang, Director	0	*	-	-
Ira William McCollum Jr., Director #	0	*	-	-
All directors and officers as a group (5 persons)	597	*%	10	100%

5% or greater shareholders
LG Capital Funding LLC(3)	1,333,741	14.2
GS Capital Partners LLC(4)	1,000,550	10.6
Cerberus Finance Group, LTD.(5)	700,000	7.4
J&R Medallion Funding Corp(6)	696,667	7.4
All 5% or greater shareholders as a group	3,730,958	39.6%	-	-

Total	3,731,555	39.6%	10	100%

___________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)	Includes 516 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi.
(2)	The natural person with voting power on behalf of LG Capital Funding LLC is Mr. Joseph Lerman.
(3)	The natural person with voting power on behalf of GS Capital Partners LLC is Mr. Gabe Sayegh.
(4)	The natural person with voting power on behalf of Cerberus Finance Group, LTD. Is Eliot Dayan.
(5)	The natural person with voting power on behalf of J&R Medallion Funding Corp., is Jon Lieberman.

Applicable percentage ownership in the preceding table is based on approximately 9,415,425 shares of common stock outstanding as of April 6, 2022 plus, for everyone, any securities that individual has the right to acquire within 60 days of April 6, 2022. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	-	$-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

Tim Tangredi, our Chief Executive Officer and Chairman, is a founder and a member of the board of directors of Aegis Biosciences, LLC (“Aegis”). Mr. Tangredi currently owns 52% of Aegis’ outstanding equity and spends approximately one week per year on Aegis business for which he is compensated by Aegis. Aegis has two exclusive, world-wide licenses from us under which it has the right to use and sell products containing our polymer technologies in biomedical and health care applications. Pursuant to the second license, Aegis is required to make royalty payments of 1.5% of the net sales price it receives with respect to any personal hygiene product, surgical drape or clothing products (the latter when employed in medical and animal related fields) and license revenue it receives should Aegis grant a sublicense to a third party. Aegis sold no such products, nor has it received any licensing fees requiring a royalty payment be made to us. All obligations for such payments ended on June 2, 2015.

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $58,015 and $57,946 for the years ended December 31, 2021 and 2020, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2021 and 2020 of $2,071,380 and $1,983,639, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in the assets of the Company. The Holder’s corporation is majority controlled by Ms. Tangredi, related to Tim Tangredi, the Company’s CEO and stockholder, and therefore is a related party of the Company. Pursuant to the Note, the Company is to pay the Holder the principal amount of $150,000 plus all interest due thereon in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii) October 31, 2016 (the “Maturity Date”).

During 2016 to the period ended December 31, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,115,600 and interest owed of $2,152,373 with an extension of the maturity date in negations between the Company and the Secured Noteholder.

Employment Agreements

We entered into the following employment agreements with our officers and significant employees:

Tim Tangredi - President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011, and subsequently on February 27, 2015. The documents and any amendments were filed in Form 10-K on March 31, 2016 and in Attachment 10.18.

Currently, we have non-interest-bearing accrued compensation due to Mr. Tangredi for deferred salaries earned and unpaid as described above. Pursuant to the February 27, 2015 amendment to the Tangredi Employment Agreement if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into shares of common stock of the Company during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2021.

Brian Johnson – Chief Technology Officer. The documents and any amendments were filed in the 2019 10-K Fiscal Year ending December 31, 2018 and in Attachment 10.15.

Rasool Nasr Isfahani – Chief Innovation Officer. On March 15, 2021 (the “Effective Date”), the Company entered into an employment agreement with Mr. Rasool Nasr Isfahani, pursuant to which Isfahani was appointed as Chief Innovation Officer of the Company. Isfahani’s initial base salary pursuant to the Employment Agreement was $135,000. Isfahani may receive a performance bonus at the discretion of the Board. Isfahani is entitled to participate in any benefits programs offered by the Company and shall be reimbursed for reasonably incurred expenses incurred in the performance of the functions and duties under the Employment Agreement. The initial term of the Employment Agreement was from the Effective Date through March 15, 2022 (the “Initial Term”). Upon expiration of the Initial Term, the Employment Agreement will be automatically extended for additional one-year terms unless Isfahani or the Company shall, upon 30 days written notice to the other, elect not to extend this Employment Agreement for an additional one-year term.

John Walsh – General Manager. On June 15, 2021 (the “Effective Date”), the Company entered into an employment agreement with Mr. Walsh, pursuant to which Walsh was appointed as General Manager of the Company. Walsh’s initial base salary pursuant to the Employment Agreement was $145,000. Walsh may receive a performance bonus at the discretion of the Board. Walsh is entitled to participate in any benefits programs offered by the Company and shall be reimbursed for reasonably incurred expenses incurred in the performance of the functions and duties under the Employment Agreement. The initial term of the Employment Agreement was from the Effective Date through, June 15, 2022, (the “Initial Term”). Upon expiration of the Initial Term, the Employment Agreement will be automatically extended for additional one-year terms unless Walsh or the Company shall, upon 30 days written notice to the other, elect not to extend this Employment Agreement for an additional one-year term.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2021 and 2020 was $54,750 and $70,000, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board has completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the year ending December 31, 2021. As a result of this process, on September 27, 2021, the Board elected to engage Hudgens CPA, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021 and dismissed RBSM LLP from that role.

We do not have an audit committee and, as a result, our Board of Directors evaluates the scope and cost of the engagement before the auditor renders audit or non-audit services. The Board of Directors has considered the services provided by Hudgens CPA, PLLC as disclosed above in the captions audit fees and all other fees and has concluded that such services are compatible with the independence of Hudgens CPA, PLLC as our principal accountant.

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

DAIS CORPORATION

Date: April 15, 2022	By:	/s/ Tim Tangredi
Tim Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Tim Tangredi	Chairman of the Board,	April 15, 2022
Tim N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	April 15, 2022
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	April 15, 2022
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	April 15, 2022
Eliza Xuan Wang

Dais Corporation

(Formerly Dais Analytic Corporation)

Financial Statements

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dais Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Dais Corporation (the Company) as of December 31, 2021, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Dais Corporation as of December 31, 2020 were audited by other auditors, whose reported dated September 17, 2021 expressed an unqualified opinion on those statements.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2021.
Houston, Texas
April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dais Corporation

(formerly Dais Analytic Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Dais Corporation (formerly Dais Analytic Corporation) (the “Company”), as of December 31, 2020, and the related statements of operations, stockholders’ deficit and cash flows for the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit that raise substantial doubt about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, New York

September 17, 2021

DAIS CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773,423	$36,516
Accounts receivable, net	51,917	502
Other receivables	-	6,169
Inventory	72,067	65,656
Prepaid expenses	32,637	30,670
Total Current Assets	930,044	139,513
Property and equipment, net	13,353	4,501
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	152,924	153,592
Total Other Assets	157,704	158,372
TOTAL ASSETS	$1,101,101	$302,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $282,729 and $305,081 on December 31, 2021 and 2020, respectively	$922,305	$984,485
Accrued expenses, other, including interest due to related party of $2,153,723 and $679,239 on December 31, 2021 and 2020, respectively	2,945,918	1,515,740
Accrued compensation and related benefits	2,208,692	2,120,951
Customer deposits	35,306	43,109
Advance payment received for convertible note	15,000	-
Advance payment received for purchase of common stock	30,000	-
Notes payable to related parties	2,174,897	2,125,600
Current portion of deferred revenue	298,656	348,656
Derivative liabilities	-	3,845,662
Note payable – due within one year	376,000	26,200
Convertible notes payable, net of unamortized discount and debt costs of $1,437,838 and $0, respectively	194,162	1,453,960
Total Current Liabilities	9,200,936	12,464,363
Notes payable – due after one year	272,340	294,750
Total Liabilities	9,473,276	12,759,113
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 and 10 shares issued and outstanding, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 9,415,425 and 278,757 shares issued and 9,414,796 and 278,128 shares outstanding on December 31, 2021 and 2020, respectively	94,154	2,788
Capital in excess of par value	50,818,885	45,976,660
Accumulated deficit	(57,823,102)	(56,974,063)
	(6,910,063)	(10,994,615)
Treasury stock at cost, 629 shares on December 31, 2021 and 2020, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(8,372,175)	(12,456,727)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,101,101	$302,386

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

REVENUE
Sales	$372,506	$952,845
Royalty and license fees	50,000	50,000
	422,506	1,002,845

COST OF GOODS SOLD	267,837	545,068

GROSS MARGIN	154,669	457,777

OPERATING EXPENSES
Research and development, net of government grant proceeds of $89,617 and $123,055 for the years ended December 31, 2021 and 2020, respectively	133,808	98,645
Selling, general and administrative	1,958,560	1,079,594
TOTAL OPERATING EXPENSES	2,092,368	1,178,239

LOSS FROM OPERATIONS	(1,937,699)	(720,462)

OTHER INCOME (EXPENSE)
Interest expense	(2,065,593)	(1,127,807)
Loss on legal judgement	(382,664)	-
Forgiveness of debt income	146,685	-
Change in fair value of derivative	2,241,678	(939,464)
Gain on extinguishment of debt	1,148,554	-
TOTAL OTHER INCOME (EXPENSE), NET	1,088,660	(2,067,271)

NET LOSS	$(849,039)	$(2,787,733)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.15)	$(10.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,734,795	278,128

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2019	10	$-	278,757	$2,788	$45,976,660	$(54,186,330)	$(1,462,112)	$(9,668,994)
Net loss	-	-	-	-	-	(2,787,733)	-	(2,787,733)
Balance at December 31, 2020	10	-	278,757	2,788	45,976,660	(56,974,063)	(1,462,112)	(12,456,727)
Shares and warrants issued for services	-	-	2,100,000	21,000	730,457	-	-	751,457
Shares and warrants issued for settlement of debt	-	-	7,036,668	70,366	2,616,768	-	-	2,687,134
Warrants issued with debt	-	-	-	-	1,405,000	-	-	1,405,000
Beneficial conversion feature of debt	-	-	-	-	90,000	-	-	90,000
Net loss	-	-	-	-	-	(849,039)	-	(849,039)
Balance at December 31, 2021	10	$-	9,415,425	$94,154	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(849,039)	$(2,787,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred debt issue costs	1,888	5,848
Depreciation and amortization	21,574	44,093
Stock based compensation	751,457	-
Change in fair value of derivative liability	(2,241,678)	939,464
Non-cash interest expenses	124,290	556,727
Amortization of debt discount	324,264	101,899
Gain on extinguishment of debt	(1,295,239)	-
(Increase) decrease in:
Accounts receivable	(51,415)	12,381
Inventory	(6,411)	25,625
Other receivables	6,169	27,975
Prepaid expenses/Other assets	(1,967)	1,692
Increase (decrease) in:
Accounts payable	(62,180)	32,070
Accrued expenses	2,052,318	582,169
Customer deposits	(7,803)	(48,633)
Deferred revenue	(50,000)	(50,000)
Net cash used in operating activities	(1,283,772)	(556,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,541)	-
Increase in patent costs	(18,217)	(25,094)
Net cash used in investing activities	(29,758)	(25,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	49,297	293,000
Proceeds from notes payable	2,112,340	393,450
Advance payment for note payable	15,000	-
Advance payment on purchase of common stock	30,000	-
Repayments of notes	(156,200)	(72,500)
Net cash provided by financing activities	2,050,437	613,950

Net increase in cash	736,907	32,433
Cash, beginning of period	36,516	4,083
Cash, end of period	$773,423	$36,516
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$744	$1,841
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$2,687,134	$-
Notes and accrued interest settled with common stock and warrants	$2,107,414	$-
Derivative liability extinguished	$1,728,274	$-
Relative fair value of warrant, recorded as debt discount	$1,405,000	$-
Beneficial conversion feature of debt	$90,000	$-
Common stock to be issued for finance cost, accrued and recorded as debt discount	$120,990	$-
Original issued discount, deducted from proceeds and recorded as debt discount	$137,000	$-
Debt costs deducted from proceeds of note	$11,000	$-
Initial debt discount at issuance of notes	$1,752,990	$-

See accompanying Notes to Financial Statements

Dais Corporation

Notes to Financial Statements

Years Ended December 31, 2021 and 2020

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company generated a net loss of $849,039 and has incurred significant losses since inception. As of December 31, 2021, the Company has an accumulated deficit of $57,823,102, total stockholders’ deficit of $8,372,175, negative working capital of $8,270,892 and cash and cash equivalents of $773,423. The Company used $1,283,772 and $556,423 of cash for operations during the years ended December 31, 2021 and 2020, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

The Company has selected targeted parties that it is actively working with who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

The Company is actively working with newer investors, private equity companies, purchase order financing parties, has increased its value and potential to attract new investors in the eyes of the Management team when the Company completed the exchange program of ‘debt to equity’ in the 2nd quarter of 2021 clearing out all convertible debt in exchange for equity at a fixed price at the end of the second quarter of 2021.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at December 31, 2021 and 2020, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the years ended December 31, 2021 and 2020. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $50,000 for each of the years ended December 31, 2021 and 2020.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had uninsured balances of approximately $483,000 and $0 at December 31, 2021 and 2020, respectively. The Company has never experienced any losses related to these balances. The Company had no cash equivalents at December 31, 2021 or 2020.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, no allowance for doubtful accounts was deemed necessary at December 31, 2021 and 2020, respectively.

Concentrations - At December 31, 2021, two customers accounted for 100% of accounts receivable. For the year ended December 31, 2021, three customers accounted for 73% of total revenue. For the year ended December 31, 2020, three customers accounted for 63% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. Based on management’s review of other receivables, management has determined that no allowance for other receivables is necessary at December 31, 2021 and 2020.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2021 and 2020 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At December 31, 2021 and 2020, the Company had $59,631 and $48,734 of raw materials, $1,844 and $4,843 of in-process inventory and $10,592 and $12,079 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2021 and 2020, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense were $2,689 and $26,456 for the years ended December 31, 2021 and 2020, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2021 or 2020.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $18,885 and $17,637 for the years ended December 31, 2021 and 2020, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $19,400 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2021 or 2020.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $223,425 and $221,700 for the years ended December 31, 2021 and 2020, respectively. The Company accounts for proceeds received from government funding’s for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $89,617 and $123,055 for the years ended December 31, 2021 and 2020, respectively.

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

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2021 and 2020. The Company has not incurred any warranty expense in either 2021 or 2020.

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

There were no grants in 2021 or 2020.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes which contain variable conversion prices. The table below summarizes the fair values of our financial liabilities as of December 31, 2021 and 2020:

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Derivative liability	$-	$-	$-	$-

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$3,845,662	$-	$-	$3,845,662

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Balance, beginning of year	$3,845,662	$2,349,471
Additions	124,290	556,727
Extinguished derivative liability	(1,728,274)	-
Change in fair value of derivative liabilities	(2,241,678)	939,464
	$-	$3,845,662

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 32,526,731 and 15,365,623 were excluded from the computation of diluted earnings per share for the years ended December 31, 2021 and 2020, respectively, because their effect is anti-dilutive.

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

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Furniture and fixtures	$20,966	$20,966
Computer equipment and software	21,761	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	295,987	307,899
Leasehold improvements	14,808	14,808
Property and equipment, gross	446,255	458,167
Less accumulated depreciation	432,902	453,666
Property and equipment, net	$13,353	$4,501

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2021	2020
Accrued expenses, other	$274,146	$185,656
Accrued interest	2,197,577	1,238,553
Accrued warranty costs	91,531	91,531
	$2,945,918	$1,515,740

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $58,015 and $57,946 for the years ended December 31, 2021 and 2020, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2021 and 2020 of $2,071,380 and $1,983,639, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity now known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended December 31, 2021, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $4,317,270 (including fees and other expenses). The Holder’s corporation is majority controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.). November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties are actively renegotiating a new Maturity Date (the “Maturity Date”) with changes terms and conditions. The Parties fully expect to come to reasonable terms on all issues during the first quarter of 2022. The Company has recorded interest expense of $1,473,884 and $234,163 for the years ended December 31, 2021 and 2020, respectively. Accrued interest was $2,152,373 and $678,489 at December 31, 2021 and 2020, respectively.

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

On October 12, 2019, the Company entered into a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matures on October 12, 2021. Interest expense on the note was $600 for each of the years ended December 31, 2021 and 2020. Accrued interest was $1,350 and $750 at December 31, 2021 and 2020, respectively.

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

Note 7. Equity Transactions

Preferred Stock

On December 31, 2021 and 2020, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

Common Stock

At December 31, 2021 and 2020, the Company’s Board of Directors has authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2021 Transactions:

During the year ended December 31, 2021, the Company issued 7,036,668 shares of common stock and 2,826,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares are valued at $1,829,534 and the warrants are valued at $857,600.

During the year ended December 31, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

2020 Transactions:

There were no common stock transactions in 2020.

Options and Warrants

In January 2021, outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

The 3,576,733 warrants issued in 2021 in connection with the settlement of debt described in Note 9 have an exercise price of $0.30 per share and expire on June 30, 2022. The fair value of the warrants was $857,600, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.05%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 367%; and (4) an expected life of 11.5 months.

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

In September 2021, the Company issued 1,466,666 warrants in connection with a note in the amount of $220,000. The warrants have an exercise price of $0.15 per share and expire on September 21, 2026. The relative fair value of the warrants was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The Company recorded debt discount of $110,000 related to the warrants.

During the fourth quarter of 2021, the Company issued 10,463,332 warrants in connection with convertible notes in the aggregate amount of $1,412,000. The warrants have an exercise price of $0.15 per share and expire five years from the dates of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The Company recorded debt discount of $1,295,000 related to the warrants, limited to the proceeds received.

Note 8. Notes Payable

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and bears interest at 10% per year. The note was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at September 30, 2021. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount has been fully amortized in 2021. The value of the shares has been included in accrued expenses at December 31, 2021.

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

Note 9. Convertible Notes Payable

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $0.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of 0.30). All documents were executed by June 30, 2021 with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction.

2021 Convertible Notes

On September 20, 2021, the Company entered into a convertible promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000.

A total of $220,000 has been recorded as debt discount, and 3,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the note, and $62,929 was amortized during the year ended December 31, 2021.

During the fourth quarter of 2021, the Company entered into twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share.

A total of $1,295,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes, and $142,233 was amortized during the year ended December 31, 2021.

The Company’s convertible promissory notes at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Convertible notes payable, bearing interest at 8- 10%	$1,632,000	$1,453,960
Unamortized debt discount	(1,428,726)	-
Unamortized deferred debt issuance cost	(9,112)	-
Total	194,162	1,453,960
Current portion	$194,162	$1,453,960

Note 10. Derivative Liabilities

The Company had identified certain embedded derivatives related to its convertible notes. Since the notes were convertible into a variable number of shares or have a price reset feature, the conversion features of those notes were recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $124,290 and $556,727 for the years ended December 31, 2021 and 2020, respectively and were charged to interest expense.

During the year ended December 31, 2021, through the date of settlement of the debt, the Company recorded income of $2,241,678 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $1,728,274 at the date of settlement, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 315%; and (4) an expected life of 3 months.

During the year ended December 31, 2020, the Company recorded expense of $Warrant coverage 939,464 related to the change in the fair value of the derivatives.

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

There were no stock options issued during the years ended December 31, 2021 and 2020.

The following summarizes the information relating to outstanding stock options activity during 2021 and 2020:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,514	$252.61	5.5	$-
Granted	-	-
Forfeited or expired	(638)	600.00
Outstanding at December 31, 2020	9,876	230.18	4.8	$-
Granted	-	-
Forfeited or expired	(9,876)	230.18
Outstanding at December 31, 2021	-	$-	-	$-
Exercisable at December 31, 2021	-	$-	-	$-

There was no stock compensation expense related to options for the years ended December 31, 2021 and 2020.

Warrants

At December 31, 2021, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2019	239,125	9.7	$3.41
Granted	-		-
Forfeited or expired	-		-
Warrants at December 31, 2020	239,125	8.7	$3.41
Granted	16,206,731		0.18
Forfeited or expired	(239,125)		3.41
Warrants at December 31, 2021	15,456,731	3.8	$0.18

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

The Company recognized license revenue of $50,000 for each of the years ended December 31, 2021 and 2020. Deferred revenue for the agreement was $298,656 and $348,656 at December 31, 2021 and 2020, respectively. The Company recognized royalty revenue of $0 for the years ended December 31, 2021 and 2020.

Note 13. Commitments and Contingencies

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

On October 8, 2021 the Company was notified of a unusual order by the Federal District Court judge who oversaw the initial 2018 proceedings. This activity was initiated at the request of Soex’s counsel. The Order awards the defendant (Soex) $300,568 in attorney’s fees and $82,096 in costs for a total award of $382,664 to be paid by Dais. The Order doesn’t specify the date by which the award needs to be paid.

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

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,576.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
SoftinWay	$8,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$117,960.06

Note 14. Income Taxes

The Company had, subject to limitation, approximately $25 million of net operating loss carryforwards at December 31, 2021, of which approximately $18.3 million will expire at various dates beginning in 2021 through 2037. In addition, the Company has research and development tax credits of approximately $378,000 at December 31, 2021 available to offset future taxable income, which will expire from 2030 through 2038. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance decreased by approximately $323,000 and $781,000 for the years ended December 31, 2021 and 2020, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred revenue	$76,000	$88,000
Depreciation	1,000	5,000
Accrued compensation	550,000	529,000
Research and development credit	378,000	362,000
Accrued warranty and interest expense	564,000	191,000
Net operating loss carryforward	6,308,000	7,025,000
Valuation allowance	(7,877,000)	(8,200,000)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.3)	(4.3)
Permanent differences	65.2	53.75
Change in valuation allowance	(39.9)	(28.4)
Provision for income taxes	0.0%	0.0%

As of December 31, 2021, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited because of the ownership change percentages during 2021 and prior years. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Income Tax returns remain open by statue, generally for the years 2018 through 2021.

Note 15. Subsequent Events

The following material events occurred after December 31, 2021, and as such this requires recognition or disclosure in the financial statements:

Item 1:

During January and February 2022, after the Company’s fiscal year ended December 31, 2021, the Company’s Board of Directors, with input from the Company’s financial advisors, completed its reevaluation of the Company’s capital structure, including the advisability of authorizing addition series of preferred stock, par value $0.01 (“Preferred Stock”). The Board of Directors determined that it was in the best interests of the Company and its stockholders to authorize four new series of Preferred Stock (sometimes referred to as “New Series of Preferred Stock”).

As a result, the Board of Directors and management with the assistance of its outside financial advisors prepared a Certificate of Amendment to its Certificate of Incorporation for the purpose authorizing the four New Series of Preferred Stock, which was subject to the filing by the Company of a Certificate of Amendment with the Department of State of the State of New York (“Certificate of Amendment”).

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares, 1,000,000 shares of which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors.

A copy of the Certificate of Amendment to the Certificate of Incorporation, which included the respective Certificates of Designation for the Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, is attached as Exhibit 3.11 to this Annual Report on Form 10-K.

Reference is made to the complete disclosure contained in Exhibit 3.11 of this Annual Report for the preferences, rights, limitations qualifications and restrictions, including conversion rights, of each of the above-referenced New Series of Preferred Stock.

Item Two

The Company and its Board of Directors have reached a tentative agreement on April 12, 2022, with its Senior Secured Noteholder. The transaction has been renegotiated. The Parties are working to complete a definitive agreement prior to May 15, 2022. Therefore, this update on the status of the Senior Secured Note has been placed in the Subsequent Events section. When the definitive agreement is complete relevant information will be shared in an SEC Form 8K filing.

