Form 10-Q
period 2022-03-31
DAIS Corp
filed 2022-05-23
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

There were 9,415,425 shares of the Registrant’s $0.01 par value common stock outstanding as of May 23, 2022.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$80,632	$773,423
Accounts receivable, net	22,837	51,917
Inventory	115,274	72,067
Prepaid expenses	87,335	32,637
Total Current Assets	306,078	930,044
Property and equipment, net	37,937	13,353
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	156,142	152,924
Total Other Assets	160,922	157,704
TOTAL ASSETS	$504,937	$1,101,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $259,226 and $282,729 at March 31, 2022 and December 31, 2021, respectively	$926,705	$922,305
Accrued expenses, other, including interest due to related party of $2,148,541 and $2,153,723 at March 31, 2022 and December 31, 2021, respectively	2,980,342	2,945,918
Accrued compensation and related benefits	2,217,610	2,208,692
Customer deposits	81,307	35,306
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	30,000	30,000
Notes payable to related parties	2,174,897	2,174,897
Current portion of deferred revenue	286,156	298,656
Note payable – due within one year	376,000	376,000
Convertible notes payable, net of unamortized discount and debt costs of $1,032,715 and $1,437,838, respectively	599,285	194,162
Total Current Liabilities	9,687,302	9,200,936
Notes payable – due after one year	272,340	272,340
Total Liabilities	9,959,642	9,473,276
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 9,415,425 and 9,415,425 shares issued and 9,414,796 and 9,414,796 shares outstanding on March 31, 2022 and December 31, 2021, respectively	94,154	94,154
Capital in excess of par value	50,818,885	50,818,885
Accumulated deficit	(58,905,632)	(57,823,102)
	(7,992,593)	(6,910,063)
Treasury stock at cost, 629 shares at March 31, 2022 and December 31, 2021, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(9,454,705)	(8,372,175)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$504,937	$1,101,101

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUE
Sales	$43,195	$62,809
Royalty and license fees	12,500	12,500
	55,695	75,309

COST OF GOODS SOLD	52,440	37,860

GROSS MARGIN	3,255	37,449

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $31,080 for the three months ended March 31, 2022 and 2021, respectively	64,873	13,517
Selling, general and administrative	425,276	261,387
TOTAL OPERATING EXPENSES	490,149	274,904

LOSS FROM OPERATIONS	(486,894)	(237,455)

OTHER INCOME (EXPENSE)
Interest expense	(595,636)	(200,852)
Change in fair value of derivative	-	2,181,367
TOTAL OTHER INCOME (EXPENSE), NET	(595,636)	1,980,515

NET INCOME (LOSS)	$(1,082,530)	$1,743,060

NET LOSS PER COMMON SHARE, BASIC	$(0.12)	$6.27
NET LOSS PER COMMON SHARE, DILUTED	(0.12)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,414,796	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,414,796	15,392,916

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Value	Deficit	Stock	Deficit

Balance at December 31, 2021	10	$-	9,415,425	$94,154	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net income	-	-	-	-	-	(1,082,530)	-	(1,082,530)
Balance at March 31, 2022	10	$-	9,415,425	$94,154	$50,818,885	$(58,905,632)	(1,462,112)	$(9,454,705)

Balance at December 31, 2020	10	$-	278,757	$2,788	$45,976,600	$(56,974,063)	$(1,462,112)	$(12,456,727)
Net income	-	-	-	-	-	1,743,060	-	1,743,060
Balance at March 31, 2021	10	$-	278,757	$2,788	$45,976,660	$(55,231,003)	$(1,462,112)	$(10,713,667)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,082,530)	$1,743,060
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,682	5,550
Change in fair value of derivative liability	-	(2,181,367)
Non-cash interest expenses	-	75,133
Amortization of debt discount and debt costs	405,123	-
(Increase) decrease in:
Accounts receivable	29,080	502
Inventory	(43,207)	(5,302)
Other receivables	-	(18,494)
Prepaid expenses/Other assets	(54,698)	(6,710)
Increase (decrease) in:
Accounts payable	4,400	43,253
Accrued expenses	43,342	169,264
Customer deposits	46,001	16,261
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(658,307)	(171,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment	(26,435)	-
Increase in patent costs	(8,049)	(6,812)
Net cash used in investing activities	(34,484)	(6,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	49,297
Proceeds from note payable	-	122,340
Repayment of note payable	-	(26,200)
Net cash provided by financing activities	-	145,437

Net decrease in cash	(692,791)	(32,725)
Cash, beginning of period	773,423	36,516
Cash, end of period	$80,632	$3,791
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$154,398	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

March 31, 2022 and 2021

(Unaudited)

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterial called Aqualyte. Aqualyte itself is the first product being commercialized. The second commercial product is called ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2022.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $1,082,530 for the three months ended March 31, 2022 and, as of March 31, 2022, the Company has an accumulated deficit of $58,905,632, total stockholders’ deficit of $9,454,705, negative working capital of $9,381,224 and cash of $80,632. The Company used $658,307 and $171,350 of cash in operations during the three months ended March 31, 2022 and 2021, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

The Company has selected targeted parties that it is actively working with who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and seemingly increased its value and potential to attract new investors in the eyes of the Management team when the Company completed the exchange program of ‘debt to equity’ in the 2nd quarter of 2021 clearing out all convertible debt in exchange for equity at a fixed price at the end of the second quarter of 2021.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2022, and December 31, 2021, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2022 and 2021, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended March 31, 2022 and 2021, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had uninsured balances of approximately $0 and $483,000 at March 31, 2022 and December 31, 2021, respectively. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents at March 31, 2022 and December 31, 2021.

Concentrations – At March 31, 2022, one customer accounted for 100% of accounts receivable. At December 31, 2021, two customers accounted for 100% of accounts receivable. For the three months ended March 31, 2022, four customers accounted for 83% of total revenue. For the three months ended March 31, 2021, three customers accounted for 85% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2022 and December 31, 2021 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At March 31, 2022 and December 31, 2021, the Company had $92,529 and $59,631 of raw materials, $2,095 and $1,844 of in-process inventory and $20,650 and $10,592 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at March 31, 2022 and December 31, 2021, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $1,851 and $988 for the three months ended March 31, 2022 and 2021, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2022 or 2021.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,831 and $4,562 for the three months ended March 31, 2022 and 2021, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $19,400 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $64,873 and $44,597 for the three months ended March 31, 2022 and 2021, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $0 and $31,080 for the three months ended March 31, 2022 and 2021, respectively.

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

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the three months ended March 31, 2021:

March 31,
2021
Balance, beginning of period	$3,845,662
Additions	75,133
Change in fair value of derivative liabilities	(2,181,367)
Balance, end of period	$1,739,428

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 32,526,731 and 250,834 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, because their effect is anti-dilutive.

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

The Company had no derivative liabilities so measured for the three months ended March 31, 2022 and accordingly no diluted loss per share over that three-month period.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	March 31,	December 31,
	2022	2021
Accrued expenses, other	$655,118	$656,810
Accrued interest	2,233,693	2,197,577
Accrued warranty costs	91,531	91,531
	$2,980,342	$2,945,918

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $12,198 and $12,198 for the three months ended March 31, 2022 and 2021, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2022 and December 31, 2021 of $2,080,298 and $2,071,380, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended March 31, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $4,311,938 (including fees and other expenses). The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.) November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties have reached a tentative agreement to several issues with one being the extension of the Maturity Date (the “Maturity Date”). The Parties are working to complete this agreement during the second quarter of 2022. The Company has recorded interest expense of $149,066 and $63,983 for the three months ended March 31, 2022 and 2021, respectively. We made a payment of fees and accrued interest totaling $154,398 during the three months ended March 31, 2022.Accrued interest was $2,147,041 and $2,152,373 at March 31, 2022 and December 31, 2021, respectively.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three months ended March 31, 2022 and 2021. Accrued interest was $1,500 and $1,350 at March 31, 2022 and December 31, 2021, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

On February 27, 2015, the Company, and Tim N. Tangredi, the Company’s Chief Executive Officer entered an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. The Company has waived the conversion requirement from 2015 to the present. See Note 13 Commitments and Contingencies for further disclosure of the terms of Mr. Tangredi’s employment agreement.

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

Note 6. Equity Transactions

Preferred Stock

At March 31, 2022 and December 31, 2021, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2,000,000 of the shares of preferred stock had been designated as Class A Preferred Stock. The Class A Preferred Stock shall entitle the holder thereof to 150 votes on all matters submitted to a vote of the stockholders of the Company.

10,000 of the shares of preferred stock had been designated as Class B Preferred Stock. The Class B Stock includes the right to vote in an amount equal to 51% of the votes to approve certain corporate actions, including, without limitation, changing the name of the Company and increasing the number of authorized shares. During January and February 2022, after the Company’s fiscal year ended December 31, 2021, the Company’s Board of Directors, with input from the Company’s financial advisors, completed its reevaluation of the Company’s capital structure, including the advisability of authorizing addition series of preferred stock, par value $0.01 (“Preferred Stock”). The Board of Directors determined that it was in the best interests of the Company and its stockholders to authorize four new series of Preferred Stock (sometimes referred to as “New Series of Preferred Stock”).

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022 and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares, 1,000,000 shares of which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Share issuance within various classes will take place during the second quarter of 2022.

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

Common Stock

As of March 31, 2022 and December 31, 2021, the Company has 1,100,000,000 authorized shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

There were no common stock transactions for the three months ended March 31, 2022 and 2021.

Note 7. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $0.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of 0.30). All documents were executed by June 30, 2021, with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share.

A total of $1,295,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes, and $405,123 was amortized during the three months ended March 31, 2022.

The Company’s convertible promissory notes at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Convertible notes payable, bearing interest at 8- 10%	$1,632,000	$1,453,960
Unamortized debt discount	(1,026,315)	(1,428,726)
Unamortized deferred debt issuance cost	(6,400)	(9,112)
Total	599,285	194,162
Current portion	$599,285	$194,162

 Note 8. Derivative Liabilities

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $75,133 for the three months ended March 31, 2021 and were charged to interest expense.

During the three months ended March 31, 2021, the Company recorded gain of $2,181,367 related to the change in the fair value of the derivatives. The fair value of the embedded derivatives was $1,739,428 at March 31, 2021, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.03%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 324%; and (4) an expected life of 3 months.

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

On October 8, 2021 the Company was notified of a unusual order by the Federal District Court judge who oversaw the initial 2018 proceedings. This activity was initiated at the request of Soex’s counsel. The Order awards the defendant (Soex) $300,568 in attorney’s fees and $82,096 in costs for a total award of $382,664 to be paid by Dais. The Order doesn’t specify the date by which the award needs to be paid. The sum is recorded in accrued liabilities.

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

Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over time” payment plan. To date the Company has an agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,576.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
SoftinWay	$7,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$116,960.06

Note 10. Subsequent Events

1.	On April 29, 2022, the Company received a loan of $100,000 from the Company’s Chief Executive Officer. This was repaid in full on May 17, 2022.

2.	On May 4, 2022, the Company received $50,000 from Carriage House Capital, Inc. as a short-term loan (less than six months) with 10% interest being paid when note sum repaid.

3.	On May 6, 2022 the Company received $35,000 from Carriage House Capital as a short term loan (less than six months) with 10% interest being paid when the note sum repaid.

4.	On May 17, 2022 the Company received $30,000 from Draper, Inc., as a short term loan (less than six months) with 10% interest being paid when the note sum repaid.

No other material events have occurred after March 31, 2022 requiring recognition or disclosure in the financials.

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

Volatile Share Price

Beginning in mid-October of 2021 the Company’s share price on the OTCM has risen from a low of $.05 per share to a high price of $3.15 per share, and places in between. We believe the market for the Company’s products and planned products is broadening worldwide, spawning increased interest in Dais. This coupled with Management executing against its business plan working to grow revenues increasing shareholder value are what we believe may be the reason for a potential jagged up and down nature of the Company’s share price.

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

Having identified the Energy Recovery Ventilator (“ERV”) application as being able to benefit from ConsERV’s features/options proven to be achieved by using the Company’s nanotechnology. The market, as near as management can tell, for ventilation equipment is changing. Management feels the market for energy recovery ventilation is changing to be broader and better understood.

This change is believed linked to the industry specification setting body (ASHRAE) and the US Center for Disease Control stating pathogens can and do travel via HVAC systems and duct work as reported by the White House Science Advisory Panel, the US EPA, NIH/Harvard, Trane Corporation, and more.

This potential change in the market for ERVs coupled with the seemingly proven value proposition Dais’s ConsERV product provides optimism to the Management team and the Board of Directors for the future of the ConsERV product.

The Company began engineering for an updated line of ConsERV products in the year 2020 (known as the “N Series” – new cores and packaged systems). The experiences of the Company’s past ERV products modified by market needs are incorporated into this newer packaged ERV product line. The line was certified by the needed outside agencies and initial market introduction began in the 4th quarter of 2021. We have seen positive market reception to date, and believe based on the N Series performance, price-point, and end-user feedback, the product will continue to be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue during 2022 and beyond as we increase the number of sales channels for ConsERV. The newer N Series will begin contributing to increasing revenues in the second quarter of 2022 and beyond.

Product Summary

Dais’s advanced material has many demonstrated uses in the described products. Management is positioning most of the Company’s resources behind the two most mature products in two major revenue generating paths: (1) ConsERV cores and systems, and (2) the sale of Aqualyte nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. Management projects this narrower focus will increase revenues allowing profitability to occur faster. This strategy leverages the Company’s experience and depth in marketing, building, and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to March 31, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2022	2021

REVENUE
Sales	$43,195	$62,809
Royalty and license fees	12,500	12,500
	55,695	75,309

COST OF GOODS SOLD	52,440	37,860

GROSS MARGIN	3,255	37,449

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $31,080 for the three months ended March 31, 2022 and 2021, respectively	64,873	13,517
Selling, general and administrative	425,276	261,387
TOTAL OPERATING EXPENSES	490,149	274,904

LOSS FROM OPERATIONS	(486,894)	(237,455)

OTHER INCOME (EXPENSE)
Interest expense	(595,636)	(200,852)
Change in fair value of derivative	-	2,181,367
TOTAL OTHER INCOME (EXPENSE), NET	(595,636)	1,980,515

NET INCOME (LOSS)	$(1,082,530)	$1,743,060

NET LOSS PER COMMON SHARE, BASIC	$(0.12)	$6.27
NET LOSS PER COMMON SHARE, DILUTED	(0.12)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,414,796	278,128
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,414,796	15,392,916

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $43,195 and $62,809 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $19,614 or 31%. The decrease in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2022 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended March 31, 2022 and 2021, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $52,440 and $37,860 for the three months ended March 31, 2022 and 2021 respectively, an increase of $14,580 or 38%. This reflects our normal differences in manufacturing costs between our product lines and general cost increases within our supply chain.

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

Gross margin

Gross margin from the sales of products was $3,255 and $37,449 representing 6% and 50% for the three months ended March 31, 2022 and 2021.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $64,873 and $44,597 for the three months ended March 31, 2022 and 2021, an increase of $20,276 or 46%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $31,080 for the three months ended March 31, 2022 and 2021, a decrease of $31,080 or 100%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $425,276 and $261,387 for the three months ended March 31, 2022 and 2021, an increase of $163,888 or 63%. This increase is primarily due to increased staffing costs.

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

Other Income (Expense)

Other expense for the three months ended March 31, 2022 was $595,636 compared to income of $1,980,515 for the three months ended March 31, 2021, a decrease of $2,576,151 or 130%. The increased net other expense is primarily due to the lack of income relating to the change in fair value of derivative liabilities and an increased interest expense.

Net Income (Loss)

Net loss for the three months ending March 31, 2022 was $1,082,530 compared to an income of $1,980,515 for the three months ended March 31, 2021. The increased loss in the three months ended March 31, 2022 was primarily due to the increase in other expense described above and the increased loss from operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $1,082,530 for the three months ended March 31, 2022 and, as of March 31, 2022, the Company has an accumulated deficit of $58,905,632, total stockholders’ deficit of $9,454,705, negative working capital of $9,381,224 and cash of $80,632. The Company used $658,307 and $171,350 of cash in operations during the three months ended March 31, 2022 and 2021, respectively, which was funded primarily by proceeds from loans from related parties and equity financings. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company is actively working with selected targeted parties who are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from certain strategic and/or government grant opportunities and related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and

3.

The Company increased its value and potential to attract new investors when it completed the exchange program of ‘debt to equity’ in the 2nd quarter of 2021 clearing out all convertible debt in exchange for equity at a fixed price at the end of the second quarter of 2021. This has helped the Company attract growth capital it could not prior to this ‘debt to equity’ exchange.

Management and the Board believe:

1.	In the face of current world events (financial market see-sawing, war, China slow-down, supply chain challenges, etc.) our products remain in demand.

2.

The Company’s ability to raise new funds while improved by the solution of the Company’s previous convertible note matter and the uptick in new orders for product, remains challenged. World events find varying degrees of effect on the Company’s going forward ability to raise reasonably priced growth capital in the amount(s) required. This is a challenging time to raise growth capital and become profitable.

3.

We believe our current cash position, our projected ability to obtain additional sources of growth capital, and to generate sustainable cash flow from operations and investments is sufficient through the end of the second quarter of 2022 by which time we have confidence additional growth capital will be in place.

4.

The Company entered into a Loan and Security Agreement in June 2016 pursuant to which the Company issued a Senior Secured Promissory Note that granting the Holder a secured interest in all the assets of the Company. All Parties are working to resolve open issues in the second quarter of 2022.

5.

The supply chain impact of recent world events is affecting the Company’s ability to produce product for its customers. Inability to timely acquire specified components may find the Company needing to redesign and recertify its products, or to stop production until the supply chain matter is resolved. In either event this will cause loss of sales revenue, potentially key Dais team members, and customers. The Company is working a number of paths to minimize the impact of this situation.

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

Statement of Cash Flows

Cash as of March 31, 2022 was $80,632 compared to $773,423 as of December 31, 2021. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $658,307 for the three months ended March 31, 2022 compared to $171,350 for the same period in 2021. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items) and a decrease in cash from net working capital accounts. For the three months ended March 31, 2022, net loss (after adjusting for non-cash items) was $670,725. Accounts receivable, inventory and other assets together increased by $68,825. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $81,243. For the three months ended March 31, 2021, net loss (after adjusting for non-cash items) was $357,624. Accounts receivable, inventory and other assets together increased by $30,004. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $216,278.

Net cash used in investing activities was $34,484 for the three months ended March 31, 2022 compared to $6,812 for the same period in 2021, driven by an increase in patent costs and purchases of equipment.

Net cash provided by financing activities was $0 for the three months ended March 31, 2022 compared to $145,437 for the same period in 2021. The decrease resulted from a decrease in proceeds from notes payable and notes payable due to related parties.

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

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 15, 2022, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended to 30 months from the date of the note.

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended March 31, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $4,311,938 (including fees and other expenses). The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.) November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties have reached a tentative agreement to several issues with one being the extension of the Maturity Date (the “Maturity Date”). The Parties are working to complete this agreement during the second quarter of 2022. The Company has recorded interest expense of $149,066 and $63,983 for the three months ended March 31, 2022 and 2021, respectively. We made a payment of fees and accrued interest totaling $154,398 during the three months ended March 31, 2022.Accrued interest was $2,147,041 and $2,152,373 at March 31, 2022 and December 31, 2021, respectively.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

On August 30, 2021, the Company entered a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and bears interest at 10% per year. The note was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at March 31, 2022. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount has been fully amortized in 2021. The value of the shares has been included in accrued expenses at December 31, 2021.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share.

A total of $1,295,000 has been recorded as debt discount, and $8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes, and $405,123 was amortized during the three months ended March 31, 2022.

The sums advanced by GS Capital Partners and JMS Investments together form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. Currently, JMS Investments, the Company, and the Senior Secured Note Holder are negotiating the definitive investment plan along with terms and uses of proceeds. It is expected the full investment plan will be ready for announcement in the second quarter of 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022 , that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				☒

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: May 23, 2022	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

