Form 10-Q
period 2022-06-30
DAIS Corp
filed 2022-08-18
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

There were 10,126,228 shares of the Registrant’s $0.01 par value common stock outstanding as of August 18, 2022.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$44,150	$773,423
Accounts receivable, net	52,295	51,917
Inventory	212,155	72,067
Prepaid expenses	89,666	32,637
Total Current Assets	398,266	930,044
Property and equipment, net	35,621	13,353
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	154,135	152,924
Total Other Assets	158,915	157,704
TOTAL ASSETS	$592,802	$1,101,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $263,292 and $282,729 at June 30, 2022 and December 31, 2021, respectively	$951,003	$922,305
Accrued expenses, other, including interest due to related party of $2,369,086 and $2,153,723 at June 30, 2022 and December 31, 2021, respectively	3,248,184	2,945,918
Accrued compensation and related benefits	2,221,779	2,208,692
Customer deposits	360,454	35,306
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	30,000	30,000
Notes payable to related parties	2,174,897	2,174,897
Current portion of deferred revenue	273,656	298,656
Note payable – due within one year	376,000	376,000
Convertible notes payable, net of unamortized discount and debt costs of $788,557 and $1,437,838, respectively	1,098,443	194,162
Total Current Liabilities	10,749,416	9,200,936
Notes payable – due after one year	272,340	272,340
Total Liabilities	11,021,756	9,473,276
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 9,269,562 and 9,415,425 shares issued and 9,268,933 and 9,414,796 shares outstanding at June 30, 2022 and December 31, 2021, respectively	92,695	94,154
Common stock to be issued, 1,000,000 and no shares, respectively	10,000	-
Capital in excess of par value	51,056,094	50,818,885
Accumulated deficit	(60,125,631)	(57,823,102)
	(8,966,842)	(6,910,063)
Treasury stock at cost, 629 shares at June 30, 2022 and December 31, 2021, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(10,428,954)	(8,372,175)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$592,802	$1,101,101

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE
Sales	$117,699	$109,181	$160,894	$171,990
Royalty and license fees	12,500	12,500	25,000	25,000
	130,199	121,681	185,894	196,990

COST OF GOODS SOLD	177,205	45,030	229,645	82,890

GROSS MARGIN	(47,006)	76,651	(43,751)	114,100

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0, $29,886, $0 and $60,966, respectively	61,748	26,329	126,621	39,846
Selling, general and administrative	403,349	1,023,687	828,625	1,285,074
TOTAL OPERATING EXPENSES	465,097	1,050,016	955,246	1,324,920

LOSS FROM OPERATIONS	(512,103)	(973,365)	(998,997)	(1,210,820)

OTHER INCOME (EXPENSE)
Interest expense	(707,896)	(159,956)	(1,303,532)	(360,808)
Change in fair value of derivative liabilities	-	60,311	-	2,241,678
Gain on extinguishment of debt	-	1,148,554	-	1,148,554

TOTAL OTHER INCOME (EXPENSE), NET	(707,896)	1,048,909	(1,303,532)	3,029,424

NET INCOME (LOSS)	$(1,219,999)	$75,544	$(2,302,529)	$1,818,604

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.13)	$0.02	$(0.24)	$1.29

NET LOSS PER COMMON SHARE, DILUTED	$(0.13)	$(0.13)	$(0.24)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,717,827	3,691,248	9,567,149	1,994,429
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,717,827	16,964,471	9,567,149	278,128

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	be issued	Value	Deficit	Stock	Deficit

Balance at December 31, 2021	10	$-	9,415,425	$94,154	$	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net loss for the three months ended March 31, 2022	-	-	-	-		-	(1,082,530)	-	(1,082,530)
Balance at March 31, 2022	10	-	9,415,425	94,154		50,818,885	(58,905,632)	(1,462,112)	(9,454,705)
Shares issued for conversion of debt and finance cost	-	-	457,500	4,575		41,175	-	-	45,750
Cashless exercise of warrants	-	-	396,637	3,966		(3,966)	-	-	-
Shares Cancelled – to be reissued			(1,000,000	(10,000)	10,000
Beneficial conversion feature of debt						200,000			200,000
Net loss for the three months ended June 30, 2022	-	-	-	-		-	(1,219,999)	-	(1,219,999)
Balance at June 30, 2022	10	$-	9,269,562	$92,695	$10,000	$51,034,374	$(60,125,631)	$(1,462,112)	$(10,428,954)

Balance at December 31, 2020	10	$-	278,757	$2,788		$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)
Net income for the three months ended March 31, 2021	-	-	-	-		-	1,743,060	-	1,743,060
Balance at March 31, 2021	10	-	278,757	2,788		45,976,660	(55,231,003)	(1,462,112)	(10,713,667)
Shares and warrants issued for services			2,100,000	21,000		730,457			751,457
Shares and warrants issued for settlement of debt			7,036,668	70,366		2,616,768			2,687,134
Net income for the three months ended June 30, 2021	-	-	-	-		-	75,544	-	75,544
Balance at June 30, 2021	10	$-	9,415,425	$94,154		$49,323,885	$(55,155,459)	$(1,462,112)	$(7,199,532)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,302,529)	$1,818,604
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,949	10,605
Stock based compensation	-	751,457
Change in fair value of derivative liability	-	(2,241,678)
Gain on extinguishment of debt	-	(1,148,554)
Non-cash interest expenses	750	124,290
Amortization of debt discount and debt costs	849,282	-
(Increase) decrease in:
Accounts receivable	(378)	(16,482)
Inventory	(140,088)	(610)
Other receivables	-	(16,664)
Prepaid expenses/Other assets	(57,029)	(31,000)
Increase (decrease) in:
Accounts payable	28,698	8,033
Accrued expenses	315,352	323,006
Customer deposits	325,148	50,036
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(991,845)	(393,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment	(26,435)	-
Increase in patent costs	(10,993)	(12,064)
Net cash used in investing activities	(37,428)	(12,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	49,297
Proceeds from note payable	300,000	435,340
Repayment of note payable	-	(26,200)
Net cash provided by financing activities	300,000	458,437

Net decrease in cash	(729,273)	52,416
Cash, beginning of period	773,423	36,516
Cash, end of period	$44,150	$88,932
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$154,398	$-

NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$-	$2,687,134
Issuance of common stock upon conversion of notes	$45,750	-
Notes and accrued interest settled with common stock and warrants	$-	$2,107,414
Beneficial conversion feature of convertible debt	$200,000	-
Derivative liability extinguished	$-	$1,728,274

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

June 30, 2022 and 2021

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2022.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $2,302,529 for the six months ended June 30, 2022 and, as of June 30, 2022, the Company has an accumulated deficit of $60,125,631, total stockholders’ deficit of $10,428,954, negative working capital of $10,351,150 and cash of $44,150. The Company used $991,845 and $393,957 of cash in operations during the six months ended June 30, 2022 and 2021, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2022, and December 31, 2021, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended June 30, 2022 and 2021, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended June 30, 2022 and 2021, respectively and $25,000 and $25,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had uninsured balances of approximately $0 and $483,000 at June 30, 2022 and December 31, 2021, respectively. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents at June 30, 2022 and December 31, 2021.

Concentrations – At June 30, 2022, two customers accounted for 100% of accounts receivable. At December 31, 2021, two customers accounted for 100% of accounts receivable. For the six months ended June 30, 2022, four customers accounted for 90% of total revenue. For the six months ended June 30, 2021, three customers accounted for 74% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2022 and December 31, 2021 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At June 30, 2022 and December 31, 2021, the Company had $82,040 and $59,631 of raw materials, $106,541 and $1,844 of in-process inventory and $23,574 and $10,592 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at June 30, 2022 and December 31, 2021, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,317 and $367 for the three months ended June 30, 2022 and 2021, respectively, and $4,167 and $1,355 for the six months ended June 30, 2022 and 2021, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2022 or 2021.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $4,951 and $4,688 for the three months ended June 30, 2022 and 2021, respectively and $9,782 and $9,250 for the six months ended June 30, 2022 and 2021, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $19,400 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $61,748 and $56,215 for the three months ended June 30, 2022 and 2021, respectively and $126,621 and $100,812 for the six months ended June 30, 2022 and 2021, respectively.  The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $0 and $29,886 for the three months ended June 30, 2022 and 2021, respectively and $0 and $60,966 for the six months ended June 30, 2022 and 2021, respectively.

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

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2021:

June 30,
2021
Balance, beginning of period	$3,845,662
Additions	124,290
Extinguished derivative liability	(1,728,274)
Change in fair value of derivative liabilities	(2,241,678)
Balance, end of period	$-

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 32,576,731 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022 because their effect is anti-dilutive.

Reconciliation of diluted loss per share for the three and six month periods ended June 30, 2021 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net income attributable to common shareholders	$75,544	$1,818,604
Income attributable to note derivatives
Change in fair value of derivatives	(60,311)	(2,241,678)
Gain on extinguishment of debt	(1,148,554)	(1,148,554)
Expense attributable to note derivatives
Interest expense	88,756	216,378
Diluted loss attributable to common shareholders	$(1,044,565)	$(1,355,250)

Basic shares outstanding	3,691,248	1,994,429
Derivative notes and interest shares	4,639,561	5,831,493
Diluted shares outstanding	8,330,809	7,825,922

Diluted loss per share	$(0.13)	$(0.17)

The Company had no derivative liabilities so measured for the three and six months ended June 30, 2022 and accordingly no diluted loss per share over those periods.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	June 30,	December 31,
	2022	2021
Accrued expenses, other	$659,970	$656,810
Accrued interest	2,496,683	2,197,577
Accrued warranty costs	91,531	91,531
	$3,248,184	$2,945,918

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended June 30, 2022 and 2021, respectively and $24,396 and $24,396 for the six months ended June 30, 2022 and 2021, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2022 and December 31, 2021 of $2,089,467 and $2,071,380, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended June 30, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $4,532,333 (including fees and other expenses). The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.) November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties have reached a tentative agreement to several issues including the extension of the Maturity Date (the “Maturity Date”). The Parties are working to complete this agreement during the third quarter of 2022. The Company has recorded interest expense of $220,395 and $66,370 for the three-month periods ended June 30, 2022 and 2021, respectively and $369,461 and $130,353 for the six-month periods ended June 30, 2022 and 2021, respectively.  We made a payment of fees and accrued interest totaling $154,398 during the six months ended June 30, 2022. Accrued interest was $2,367,436 and $2,152,373 at June 30, 2022 and December 31, 2021, respectively.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three month periods ended June 30, 2022 and 2021, respectively, and was $300 for each of the three month periods ended June 30, 2022 and 2021, respectively. Accrued interest was $1,650 and $1,350 at June 30, 2022 and December 31, 2021, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

On April 29, 2022, the Company received a loan of $100,000 from its Chief Executive Officer. This was repaid in full on May 17, 2022.

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

Note 6. Equity Transactions

Preferred Stock

At June 30, 2022 and December 31, 2021, the Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022 and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares, 1,000,000 shares of which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Equity issuances within these various classes will take place during the third quarter of 2022.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company has 1,100,000,000 authorized shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2022 Common Stock Transactions

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs.

The company issued 396,637 shares of common stock upon the cashless exercise of 500,000 common stock warrants.

The Company cancelled 1,000,000 shares of common stock, which are to be reissued in the future.

2021 Common Stock Transactions

During the six months ended June 30, 2021, the Company issued 7,036,668 shares of common stock and 3,576,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares were valued at $1,829,534 and the warrants were valued at $857,600.

During the six months ended June 30, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

Note 7. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $0.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of 0.30). All documents were executed by June 30, 2021, with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction. Please note all Warrant Shares expired as of May 15, 2022 per the terms and conditions of the Warrant document.

2022 Convertible Notes

On June 15, 2022, the Company entered into two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $17,486 was amortized during the three and six months ended June 30, 2022.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $55,597 and $110,584 for the three and six months ended June 30, 2022, respectively.

During the fourth quarter of 2021, the Company entered into twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $349,355 and $699,492 for the three and six months ended June 30, 2022, respectively.

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs. Unamortized discount and debt costs related to the principal converted were $21,206 and $514, respectively, which were charged against interest expense upon conversion.

The Company’s convertible promissory notes at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Convertible notes payable, bearing interest at 8- 10%	$1,887,000	$1,453,960
Unamortized debt discount	(785,303)	(1,428,726)
Unamortized deferred debt issuance cost	(3,254)	(9,112)
Total	1,098,443	194,162
Current portion	$1,098,443	$194,162

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

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,576.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
SoftinWay	$4,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$113,960.06

Note 10. Subsequent Events

On July 12, 2022 the Company was informed its loan forgiveness application had been accepted for its second and final Payroll Protection Plan loan.  The SBA has forgiven the loan amount in full.

On July 28, 2022 the Company accepted the following sums for general operation expenses:

$30,000 and $62,800 (total $92,800) from the PKT Strategic Technologies, LLC, the Senior Note Holder under the same terms and conditions as the existing sums of money which have been loaned to the Company since June 16, 2016.

$5,000 and $2,000 (total of $25,000) from Draper Capital Partners (under the same terms and conditions as the previous sums of money which have been loaned to the Company).

No other material events have occurred after June 30, 2022 requiring recognition or disclosure in the financials.

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

The Company is dependent on third parties to manufacture the key components needed for its nanostructured materials and some parts of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production and may briefly affect the Company’s operations.

Covid-19 World-wide Pandemic

Effects from the pandemic are still impacting economies, and routine life, across the globe, however, improvements are being made and economies are opening.  The Company is uniquely positioned as its’ current products are designed to provide a solution to these issues especially with increased ventilation. The awareness of the benefits of increased ventilation in homes and workplaces are being cited as a major factor by customers as a solution to battle future outbreaks and other pandemics. The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing on plans to increase product awareness through existing and prospective sales channels.

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

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nanomaterial technology company developing and commercializing products using the nanomaterial called Aqualyte. The first commercial product is the Aqualyte nanomaterial itself. It is useful in managing moisture and key gases in a variety of cross-industry products, and is effective in the destruction of pathogens that come in contact with the material, (As verified by 3rd part analysis).

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

The market, as near as management can tell, for energy recovery ventilation equipment is changing to become broader and better understood. Management believes this change is linked to the industry’s specification-setting body (ASHRAE) and the US Centers for Disease Control stating that pathogens can and do travel via HVAC systems and duct work as reported by the White House Science Advisory Panel, the US EPA, NIH/Harvard, Trane Corporation, and more. This potential change in the market for ERVs coupled with the seemingly proven value proposition Dais’s ConsERV product provides optimism to the Management team and the Board of Directors for the future of the ConsERV product.

The Company began engineering for an updated line of ConsERV products in the year 2020 (known as the “N Series”) with new cores and packaged systems that incorporate the Company’s past experience with the ERV market. The line was certified by the needed outside agencies and initial market introduction began in the 4th quarter of 2021. We have seen positive market reception to date, and believe based on the N Series performance, price-point, and end-user feedback, the product will continue to be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue during 2022 and beyond as we increase the number of sales channels for ConsERV. The newer N Series has begun contributing to increasing revenues in the second quarter of 2022 and beyond.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to June 30, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2022	2021

REVENUE
Sales	$117,699	$109,181
Royalty and license fees	12,500	12,500
	130,199	121,681

COST OF GOODS SOLD	177,205	45,030

GROSS MARGIN	(47,006)	76,651

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $29,886, respectively	61,748	26,329
Selling, general and administrative	403,349	1,023,687
TOTAL OPERATING EXPENSES	465,097	1,050,016

LOSS FROM OPERATIONS	(512,103)	(973,365)

OTHER INCOME (EXPENSE)
Interest expense	(686,176)	(159,956)
Change in fair value of derivative liabilities	-	60,311
Gain on extinguishment of debt	-	1,148,554

TOTAL OTHER INCOME (EXPENSE), NET	(686,176)	1,048,909

NET INCOME (LOSS)	$(1,198,279)	$75,544

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.12)	$0.02

NET LOSS PER COMMON SHARE, DILUTED	$(0.12)	$(0.13)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,717,827	3,691,248
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,717,827	16,964,471

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $117,699 and $109,181 for the three months ended June 30, 2022 and 2021, respectively, an increase of $8,518 or 8%. The increase in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2022 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended June 30, 2022 and 2021, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $177,205 and $45,030 for the three months ended June 30, 2022 and 2021 respectively, an increase of $132,175 or 294%. This reflects price increases throughout our supply chain, general increases in labor costs, and labor costs recognized in the second quarter of 2022 for products and services to be delivered in the third quarter.

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

Gross margin

Gross loss from the sales of products was $47,006 for the three months ended June 30, 2022 and gross margin was $76,651 for the three months ended June 30, 2021 representing negative 6% and 63% for the three months ended June 30, 2022 and 2021.

As we are actively monitoring our increases in production cost, we have raised the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs. Although our gross margin for the three months ended June 30, 2022 is negative, we anticipate the revenues received from products delivered in the third quarter will increase our gross margin, bringing it positive again.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $61,748 and $56,215 for the three months ended June 30, 2022 and 2021, an increase of $5,533 or 10%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $29,886 for the three months ended June 30, 2022 and 2021, a decrease of $29,886 or 100%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $403,349 and $1,023,687 for the three months ended June 30, 2022 and 2021, a decrease of $620,338 or 61%. This decrease is primarily due to stock based compensation issued in the second quarter of 2021.

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

Other Income (Expense)

Other expense for the three months ended June 30, 2022 was $686,176 compared to income of $1,048,909 for the three months ended June 30, 2021, a decrease of $1,735,085 or 165%. The increased net other expense is primarily due to the lack of income relating to the change in fair value of derivative liabilities and an increased interest expense.

Net Income (Loss)

Net loss for the three months ending June 30, 2022 was $1,198,279 compared to an income of  $75,544 for the three months ended June 30, 2021. The increased loss in the three months ended June 30, 2022 was primarily due to the increase in other expense described above and negative gross margin.

Six Months Ended June 30, 2022 Compared to June 30, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2022	2021

REVENUE
Sales	$160,894	$171,990
Royalty and license fees	25,000	25,000
	185,894	196,990

COST OF GOODS SOLD	229,645	82,890

GROSS MARGIN	(43,751)	114,100

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $60,966, respectively	126,621	39,846
Selling, general and administrative	828,625	1,285,074
TOTAL OPERATING EXPENSES	955,246	1,324,920

LOSS FROM OPERATIONS	(998,997)	(1,210,820)

OTHER INCOME (EXPENSE)
Interest expense	(1,281,812)	(360,808)
Change in fair value of derivative liabilities	-	2,241,678
Gain on extinguishment of debt	-	1,148,554

TOTAL OTHER INCOME (EXPENSE), NET	(1,281,812)	3,029,424

NET INCOME (LOSS)	$(2,280,809)	$1,818,604

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.24)	$1.29

NET LOSS PER COMMON SHARE, DILUTED	$(0.24)	$(0.17)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	9,567,149	1,994,429
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	9,567,149	278,128

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $160,894 and $171,990 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $11,096 or 6%. The decrease in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2022 and beyond.

Revenues from royalty and license fees were $25,000 and $25,000 for the six months ended June 30, 2022 and 2021, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $229,645 and $82,890 for the six months ended June 30, 2022 and 2021 respectively, an increase of $146,755 or 177%. This reflects price increases throughout our supply chain, general increases in labor costs, and labor costs recognized in the second quarter of 2022 for products and services to be delivered in the third quarter.

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

Gross margin

Gross loss from the sales of products was $43,751 for the six months ended June 30, 2022 and gross margin was $114,100 for the six months ended June 30, 2021 representing negative 23% and 58% for the six months ended June 30, 2022 and 2021.

As we are actively monitoring our increases in production cost, we have raised the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs. Although our gross margin for the six months ended June 30, 2022 is negative, we anticipate the revenues received from products delivered in the third quarter will increase our gross margin, bringing it positive again.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $126,620 and $100,812 for the six months ended June 30, 2022 and 2021, an increase of $25,808 or 26%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $60,966 for the six months ended June 30, 2022 and 2021, a decrease of $60,966 or 100%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $828,625 and $1,285,074 for the six months ended June 30, 2022 and 2021, a decrease of $456,449 or 36%. This decrease is primarily due to stock based compensation issued in the second quarter of 2021.

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

Other Income (Expense)

Other expense for the six months ended June 30, 2022 was $1,281,812 compared to income of $3,029,424 for the six months ended June 30, 2021, a decrease of $4,311,236 or 142%. The increased net other expense is primarily due to the lack of income relating to the change in fair value of derivative liabilities and an increased interest expense.

Net Income (Loss)

Net loss for the six months ending June 30, 2022 was $2,280,809 compared to an income of  $1,818,604 for the six months ended June 30, 2021. The increased loss in the six months ended June 30, 2022 was primarily due to the increase in other expense described above and negative gross margin.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $2,280,809 for the six months ended June 30, 2022 and, as of June 30, 2022, the Company has an accumulated deficit of $60,103,911, total stockholders’ deficit of $10,428,954, negative working capital of $10,351,150 and cash of $44,150. The Company used $991,845 and $393,957 of cash in operations during the six months ended June 30, 2022 and 2021, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

3.

We believe our current cash position, and our projected ability to attract additional growth capital accelerating sustainable revenue generation (cash flow) from operations and investments, is adequate through the end of the third quarter 2022. At which time the combination of our progress in the market, greater and stronger market validation of our industry changing benefits, and cautiously optimistic optimism that the recent downturn of the public markets worldwide will have turned, finding additional growth capital will be in place.

4.

The Company entered into a Loan and Security Agreement in June 2016 pursuant to which the Company issued a Senior Secured Promissory Note that granting the Holder a secured interest in all the assets of the Company. All Parties are working to resolve open issues in the late 3rd quarter or early 4th quarter of 2022.

5.

The supply chain impact of recent world events is affecting the Company’s ability to produce product for its customers. Inability to timely acquire specified components may find the Company needing to redesign and recertify its products, or to stop production until the supply chain matter is resolved. In either event this will cause loss of sales revenue, potentially key Dais team members, and customers. The Company has successfully implemented several workarounds including sourcing ‘similar but when installed equal’ components with new vendors to supply needed components. Additionally, the Company is collaborating with its highest profile suppliers to accelerate improved paths to minimize the impact of this situation.

We believe the recurring Supply chain shortages, and the impact of the inflationary spiral has and is impacting the Company’s growth plans, operations, revenues, and relationships with its customers. We have experienced low staffing levels at vendors’ companies, sudden cancellation of long lead time, high value engineered components with no future delivery times provided, rapid price increases in key commodity-like components, and a significant hourly labor increase.

We believe this upward spiral of the costs, and uncertainty for costs and delivery will continue to have an impact on the Company, and its customers until at least the end of 2022.

Management has and continues to work to diversify existing, and new partners, to identify multiple sources of materials and components, and to create alternative solutions for customers. Increase crude oil prices continue to influence the cost of resins, plastics, and fuel. Shipping and trucking costs have increased, capacity has contracted, and shipping times have increased. These issues are increasing costs across industries. Management has adjusted prices and lead times and will continue to monitor the situation.

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

Statement of Cash Flows

Cash as of June 30, 2022 was $44,150 compared to $773,423 as of December 31, 2021. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $991,845 for the six months ended June 30, 2022 compared to $393,957 for the same period in 2021. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items) partially offset by an increase in cash from net working capital accounts. For the six months ended June 30, 2022, net loss (after adjusting for non-cash items) was $1,438,548. Accounts receivable, inventory and other assets together increased by $197,495. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $644,198. For the six months ended June 30, 2021, net loss (after adjusting for non-cash items) was $685,276. Accounts receivable, inventory and other assets together increased by $64,756. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $356,075.

Net cash used in investing activities was $37,428 for the six months ended June 30, 2022 compared to $12,064 for the same period in 2021, driven by an increase in purchases of equipment.

Net cash provided by financing activities was $300,000 for the six months ended June 30, 2022 compared to $458,437 for the same period in 2021. The decrease resulted from a decrease in proceeds from notes payable and notes payable due to related parties.

Financing and Capital Transactions

Paycheck Protection Program Loan

On January 25, 2021, the Company received $122,340 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6-month deferral period for payments. This loan was subsequently forgiven in full on July 12, 2022.

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

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended June 30, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $4,532,333 (including fees and other expenses). The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of: (i) the date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or (ii.) November 1, 2021 which has expired. The Holder has not declared the Note in Default as the Parties have reached a tentative agreement to several issues including the extension of the Maturity Date (the “Maturity Date”). The Parties are working to complete this agreement during the third quarter of 2022. The Company has recorded interest expense of $220,395 and $66,370 for the three-month periods ended June 30, 2022 and 2021, respectively and $369,461 and $130,353 for the six-month periods ended June 30, 2022 and 2021, respectively.  We made a payment of fees and accrued interest totaling $154,398 during the six months ended June 30, 2022. Accrued interest was $2,367,436 and $2,152,373 at June 30, 2022 and December 31, 2021, respectively.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

On August 30, 2021, the Company entered a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and bears interest at 10% per year. The note was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at June 30, 2022. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount has been fully amortized in 2021. The value of the shares has been included in accrued expenses at December 31, 2021.

2022 Convertible Notes

On June 15, 2022, the Company entered into two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $17,486 was amortized during the three and six months ended June 30, 2022.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matures on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $55,597 and $110,584 for the three and six months ended June 30, 2022, respectively.

During the fourth quarter of 2021, the Company entered into twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $349,355 and $699,492 for the three and six months ended June 30, 2022, respectively.

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs. Unamortized discount and debt costs related to the principal converted were $21,206 and $514, respectively, which were charged against paid in capital upon conversion.

The sums advanced by GS Capital Partners and JMS Investments together form a “bridge loan” for use by the Company to, among other actions, bring all filings current to return to fully reporting status with the SEC and OTC, and allow the Company to obtain the critical resources which allow Dais to grow as management and the bridge investors believe is possible using the company’s proven nanotechnology in sustainable product in a worldwide market. Currently, JMS Investments, the Company, and the Senior Secured Note Holder are negotiating the definitive investment plan along with terms and uses of proceeds. It is expected the full investment plan will be ready for announcement in the third quarter of 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022 , that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				☒
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				☒
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				☒

_________________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: August 18, 2022	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

