Form 10-Q
period 2022-09-30
DAIS Corp
filed 2022-11-21
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

There were 10,619,331 shares of the Registrant’s $0.01 par value common stock outstanding as of November 21, 2022.

DAIS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 DAIS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$151,557	$773,423
Accounts receivable, net	76,250	51,917
Inventory	194,045	72,067
Prepaid expenses	126,563	32,637
Total Current Assets	548,415	930,044
Property and equipment, net	34,797	13,353
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	154,777	152,924
Total Other Assets	159,557	157,704
TOTAL ASSETS	$742,769	$1,101,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $275,490 and $282,729 at September 30, 2022 and December 31, 2021, respectively	$1,003,450	$922,305
Accrued expenses, other, including interest due to related party of $2,611,291 and $2,153,723 at September 30, 2022 and December 31, 2021, respectively	3,540,601	2,945,918
Accrued compensation and related benefits	2,230,974	2,208,692
Customer deposits	336,416	35,306
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	30,000	30,000
Notes payable to related parties	2,537,697	2,174,897
Current portion of deferred revenue	261,156	298,656
Note payable - due within one year	376,000	376,000
Convertible notes payable, net of unamortized discount and debt costs of $377,813 and $1,437,838, respectively	1,612,037	194,162
Total Current Liabilities	11,943,331	9,200,936
Notes payable - due after one year	150,000	272,340
Total Liabilities	12,093,331	9,473,276
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 7,990,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 10,619,331 and 9,415,425 shares issued and 10,618,702 and 9,414,796 shares outstanding at September 30, 2022 and December 31, 2021, respectively	106,193	94,154
Common stock to be issued, 1,000,000 and no shares, respectively	10,000	-
Capital in excess of par value	51,189,596	50,818,885
Accumulated deficit	(61,194,239)	(57,823,102)
	(9,888,450)	(6,910,063)
Treasury stock at cost, 629 shares at September 30, 2022 and December 31, 2021, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(11,350,562)	(8,372,175)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$742,769	$1,101,101

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE
Sales	$492,394	$116,864	$653,288	$288,854
Royalty and license fees	12,500	12,500	37,500	37,500
	504,894	129,364	690,788	326,354

COST OF GOODS SOLD	381,214	90,749	610,859	173,639

GROSS MARGIN	123,680	38,615	79,929	152,715

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0, $28,651, $0 and $89,617, respectively	85,887	29,814	212,508	69,660
Selling, general and administrative	430,455	305,833	1,259,080	1,590,907
TOTAL OPERATING EXPENSES	516,342	335,647	1,471,588	1,660,567

LOSS FROM OPERATIONS	(392,662)	(297,032)	(1,391,659)	(1,507,852)

OTHER INCOME (EXPENSE)
Interest expense	(800,072)	(110,938)	(2,103,604)	(471,746)
Forgiveness of debt income	124,126	146,685	124,126	146,685
Change in fair value of derivative liabilities	-	-	-	2,241,678
Gain on extinguishment of debt	-	-	-	1,148,554

TOTAL OTHER INCOME (EXPENSE), NET	(675,946)	38,459	(1,979,478)	3,067,883

NET INCOME (LOSS)	$(1,068,608)	$(261,285)	$(3,371,137)	$1,557,319

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.10)	$0.03	$(0.33)	$0.35

NET LOSS PER COMMON SHARE, DILUTED	$(0.10)	$(0.03)	$(0.33)	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	11,170,719	9,414,796	10,107,546	4,494,649
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	11,170,719	9,414,796	10,107,546	8,360,950

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Capital in Excess of Par	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	issued	Value	Deficit	Stock	Deficit

Balance at December 31, 2021	10	$-	9,415,425	$94,154	$-	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net loss for the three months ended March 31, 2022	-	-	-	-		-	(1,082,530)	-	(1,082,530)
Balance at March 31, 2022	10	-	9,415,425	94,154		50,818,885	(58,905,632)	(1,462,112)	(9,454,705)
Shares issued for conversion of debt and finance cost	-	-	457,500	4,575		41,175	-	-	45,750
Cashless exercise of warrants	-	-	396,637	3,966		(3,966)	-	-	-
Shares Cancelled - to be reissued			(1,000,000)	(10,000)	10,000
Beneficial conversion feature of debt						200,000			200,000
Net loss for the three months ended June 30, 2022	-	-	-	-		-	(1,219,999)	-	(1,219,999)
Balance at June 30, 2022	10	-	9,269,562	92,695	10,000	51,056,094	(60,125,631)	(1,462,112)	(10,428,954)
Shares issued for conversion of debt	-	-	470,000	4,700	-	42,300	-	-	47,000
Cashless exercise of warrants	-	-	879,769	8,798	-	(8,798)	-	-	-
Beneficial conversion feature of debt	-	-	-	-	-	100,000	-	-	100,000
Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	(1,068,608)	-	(1,068,608)
Balance at September 30, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(61,194,239)	$(1,462,112)	$(11,350,562)

Balance at December 31, 2020	10	$-	278,757	$2,788		$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727
Net income for the three months ended March 31, 2021	-	-	-	-		-	1,743,060	-	1,743,060
Balance at March 31, 2020	10	-	278,757	2,788		45,976,660	(55,231,003)	(1,462,112)	(10,713,667)
Shares and warrants issued for services	-	-	2,100,000	21,000		730,457	-	-	751,457
Shares and warrants issued for settlement of debt	-	-	7,036,668	70,366		2,616,768	-	-	2,687,134
Net income for the three months ended June 30, 2021	-	-	-	-		-	75,544	-	75,544
Balance at June 30, 2021	10	-	9,415,425	94,154		49,323,885	(55,155,459)	(1,462,112)	(7,199,532)
Warrants issued with debt	-	-	-	-		110,000	-	-	110,000
Beneficial conversion feature of debt	-	-	-	-		90,000	-	-	90,000
Net loss for the three months ended September 30, 2021	-	-	-	-		-	(261,285)	-	(261,285)
Balance at September 30, 2021	10	$-	9,415,425	$94,154		$49,523,885	$(55,416,744)	$(1,462,112)	$(7,260,817)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,371,137)	$1,557,319
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,451	15,767
Stock based compensation	-	751,457
Change in fair value of derivative liability	-	(2,241,678)
Forgiveness of debt	(122,340)	(146,685)
Gain on extinguishment of debt	-	(1,148,554)
Non-cash interest expenses	750	124,290
Amortization of debt discount and debt costs	1,360,025	32,557
(Increase) decrease in:
Accounts receivable	(24,333)	(62,266)
Inventory	(121,978)	(27,261)
Other receivables	-	6,169
Prepaid expenses/Other assets	(93,926)	(39,021)
Increase (decrease) in:
Accounts payable	81,145	87,060
Accrued expenses	616,965	388,764
Customer deposits	301,110	13,331
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(1,389,768)	(726,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment	(28,035)	(11,541)
Increase in patent costs	(16,713)	(13,577)
Net cash used in investing activities	(44,748)	(25,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	362,800	49,297
Proceeds from note payable	449,850	825,340
Repayment of note payable	-	(26,200)
Net cash provided by financing activities	812,650	848,437

Net decrease in cash	(621,866)	97,068
Cash, beginning of period	773,423	36,516
Cash, end of period	$151,557	$133,584
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$154,398	$-

NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$-	$2,687,134
Issuance of common stock upon conversion of notes	$92,750	-
Notes and accrued interest settled with common stock and warrants	$-	$2,107,414
Beneficial conversion feature of convertible debt	$240,002	$90,000
Derivative liability extinguished	$-	$1,728,274
Relative fair value of warrant, recorded as debt discount	59,998	$110,000
Common stock to be issued for finance cost, accrued and recorded as debt discount	-	$120,990
Original issue discount, deducted from proceeds and recorded as debt discount	-	$20,000
Debt costs deducted from proceeds	-	$3,000

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

September 30, 2022 and 2021

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2022.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $3,371,137 for the nine months ended September 30, 2022, and, as of September 30, 2022, the Company has an accumulated deficit of $61,194,239, total stockholders’ deficit of $11,350,562, negative working capital of $11,394,916 and cash of $151,557. The Company used $1,389,768 and $726,251 of cash in operations during the nine months ended September 30, 2022, and 2021, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company guided by its Financial Advisor is actively working with targeted third parties who have or are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology; and,

2.

The Company continues to seek capital from key strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out and channel penetration of products; and;

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt and obtain short and long-term working and growth capital.

3.

Management believes:

1.

In the face of world-wide supply chain, financial market gyrations, geopolitical events, and continuing pandemic related issues the market(s) demand for its product(s) is entering a more sluggish period but not due to interest the company’s products.

2.

The effect on the company’s ability to raise new funds or on its current and projected cash position resulting from slower growth in sales and revenues due to a regional or world-wide economic downturn is placing heavy pressures on management to widen the approaches to targeted places to seek growth resources. Management with Board approval is seeking to monetize one use (license, outright sale, etc.) of a particular asset.  Monetizing the entire technology would be done to extract the maximum value of the technology for the benefit of the company’s stakeholder at a higher short-term cost. Whereas monetizing a technology segment would be pursued to raise sufficient cash to continue in smaller, more concentrated manner.

3.

We believe our current cash position and our projected ability to obtain additional sources of cash flow from operations and investments for the balance of 2022 supporting the company’s operations needed to manufacture and create sales of ConsERV and Aqualyte product is more challenged as it relates to the public markets. However, with investors (PE groups, Family funds, individuals, etc.) savvy in the areas the Company is working are increasing resource commitments in such opportunities. There is no assurance, in these times of uncharted cause/effect with companies, markets, and people, that management or the Board will be successful in securing needed funds to fund business continuation or secure growth capital funding.

4.	The Senior Secured Note Holder has advised Management it is exploring its options in this matter.

We believe the Company’s prospects to secure growth funding are good. The company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program because where the convertible noteholders debt positions were converted into equity (common stock and warrants), introduced a popular new line of our ConsERV equipment  having improved performance and pricing to a growing independent sales channel through-out  North America, reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note), and for creating the basis of a long term business relationship  with a well-known, multi-national corporation interested in using the Company’s products for its own and third-party use.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2022, and December 31, 2021, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and nine months ended September 30, 2022 and 2021, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended September 30, 2022 and 2021, respectively and $37,500 and $37,500 for the nine months ended September 30, 2022 and 2021, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had uninsured balances of approximately $0 and $483,000 at September 30, 2022 and December 31, 2021, respectively. The Company has never experienced any losses related to these balances. The company does not have any cash equivalents at September 30, 2022 and December 31, 2021.

Concentrations - At September 30, 2022, one customer accounted for 92% of accounts receivable. At December 31, 2021, two customers accounted for 100% of accounts receivable. For the nine months ended September 30, 2022, one customer accounted for 60% of total revenue. For the nine months ended September 30, 2021, three customers accounted for 75% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2022 and December 31, 2021 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At September 30, 2022 and December 31, 2021, the Company had $182,377 and $59,631 of raw materials, $11,668 and $1,844 of in-process inventory and $0 and $10,592 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at September 30, 2022 and December 31, 2021, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,424 and $367 for the three months ended September 30, 2022 and 2021, respectively, and $6,591 and $1,722 for the nine months ended September 30, 2022 and 2021, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2022 or 2021.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $5,078 and $4,795 for the three months ended September 30, 2022 and 2021, respectively and $14,860 and $14,045 for the nine months ended September 30, 2022 and 2021, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $19,400 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research and development are expensed as incurred. The Company incurred research and development costs of $85,887 and $58,465 for the three months ended September 30, 2022 and 2021, respectively and $212,508 and $159,277 for the nine months ended September 30, 2022 and 2021, respectively.  The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $0 and $28,651 for the three months ended September 30, 2022 and 2021, respectively and $0 and $89,617 for the nine months ended September 30, 2022 and 2021, respectively.

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

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2021:

September 30,
2021
Balance, beginning of period	$3,845,662
Additions	124,290
Extinguished derivative liability	(1,728,274)
Change in fair value of derivative liabilities	(2,241,678)
Balance, end of period	$-

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and are excluded from the calculation. Common share equivalents of 29,996,165 and 7,193,399 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 because their effect is anti-dilutive.

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

The Company had no derivative liabilities so measured for the three and nine months ended September 30, 2022 and accordingly no diluted loss per share over those periods.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	September 30,	December 31,
	2022	2021
Accrued expenses, other	$664,845	$656,810
Accrued interest	2,784,225	2,197,577
Accrued warranty costs	91,531	91,531
	$3,540,601	$2,945,918

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended September 30, 2022 and 2021, respectively and $36,594 and $36,594 for the nine months ended September 30, 2022 and 2021, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2022 and December 31, 2021 of $2,098,636 and $2,071,380, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended September 30, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $5,137,188 (including fees and other expenses) at September 30, 2022. We received advances aggregating $362,800 during 2022. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

(i)	The date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or November 1, 2021, which as of the date of filing, has expired.
(ii)

The Holder has not declared the Note in Default as the Parties have reached terms to address several issues including the extension of the Maturity Date (the “Maturity Date”). A binding agreement is being prepared for the parties to execute by the end of the fourth quarter of 2022.

(iii)

The Company has recorded interest expense of $242,055 and $67,099 for the three-month periods ended September 30, 2022, and 2021, respectively and $611,516 and $197,452 for the nine-month periods ended September 30, 2022, and 2021, respectively.

(iv)

The Company made a payment of fees and accrued interest totaling $154,398 during the nine months ended September 30, 2022. Accrued interest was $2,609,491 and $2,152,373 on September 30, 2022, and December 31, 2021

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three-month periods ended September 30, 2022 and 2021, respectively, and was $450 for each of the nine month periods ended September 30, 2022 and 2021, respectively. Accrued interest was $1,800 and $1,350 at September 30, 2022 and December 31, 2021, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

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

Note 6. Equity Transactions

Preferred Stock

At September 30, 2022 and December 31, 2021, the Company’s Board of Directors had authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Equity issuances within these various classes will take place during the fourth quarter of 2022.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company has 1,100,000,000 authorized shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2022 Common Stock Transactions

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs.

During July 2022, the Company issued 470,000 shares of common stock upon the conversion of $47,000 of notes payable.

The company issued 1,276,406 shares of common stock upon the cashless exercise of 1,510,000 common stock warrants.

The Company cancelled 1,000,000 shares of common stock, which are to be reissued in the future.

In connection with a note issued in September 2022, the Company issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027.

2021 Common Stock Transactions

During the nine months ended September 30, 2021, the Company issued 7,036,668 shares of common stock and 3,576,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares were valued at $1,829,534 and the warrants were valued at $857,600. Of these warrants, 3,266,733 have expired at September 30, 2022, and 310,000 were exercised on a cashless basis into 203,103 shares of common stock in 2022.

During the nine months ended September 30, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

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

2022 Convertible Notes

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. In connection with this note, the Company has issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027. The relative fair value of the warrant was $59,998, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 360%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $40,002. Amortization of discount was $6,575 for the three and nine months ended September 30, 2022.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $100,546 and $118,032 was amortized during the three and nine months ended September 30, 2022, respectively.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matured on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $49,488 and $6,721 for the three months ended September 30, 2022 and 2021, respectively, and $160,072 and $6,721 for the nine months ended September 30, 2022 and 2021, respectively. The note matured on September 20, 2022. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward.  It is expected an agreement will be reached in the fourth quarter of 2022.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $334,176 and $1,033,668 for the three and nine months ended September 30, 2022, respectively.

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs. Unamortized discount and debt costs related to the principal converted were $21,206 and $514, respectively, which were charged against interest expense upon conversion.

During July 2022, the Company issued 470,000 shares of common stock upon the conversion of $47,000 of notes payable. Unamortized discount related to the principal converted was $19,958, which was charged against interest expense upon conversion.

The Company’s convertible promissory notes at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Convertible notes payable, bearing interest at 8-10%	$2,036,850	$1,453,960
Unamortized debt discount	(385,108)	(1,428,726)
Unamortized deferred debt issuance cost	(817)	(9,112)
Total	1,650,925	194,162
Current portion	$1,650,925	$194,162

Note 8. Notes Payable

Paycheck Protection Program Loans

On January 25, 2021, the Company received $122,340 in a loan borrowed from a bank pursuant to the Paycheck Protection Program under the CARES Act guaranteed by the Small Business Administration (“SBA”), which we expect to be forgiven in part or in full, subject to our compliance with the conditions of the Paycheck Protection Program. If not forgiven, the terms on the note provide for interest at 1% per year and the note mature in 24 months, with 18 monthly payments of $8,146 beginning after the initial 6-month deferral period for payments. The loan and related accrued interest of $1,786 was forgiven on July 12, 2022.

Note 9. Derivative Liabilities

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

The Company will vigorously defend itself against this Order, as well as move on all possible avenues open to it to stop, what Management believes, is an on-going misuse of the Company’s core Intellectual Property. The Company believes - based on the content of the Order and other admissions and actions on the part of others - it has a chance to prevail in an appeal to the benefit of the Company and its shareholders.

Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay overtime” payment plan. To date the Company has an agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line	$13,576.95	No	Yes
Power Plant Services	$85,199.11	No	Yes
SoftinWay	$3,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$113,960.06

Note 11. Subsequent Events

1.

On October 5, 2022, the sums of $30,000 and $62,800 (total $92,800) borrowed from the PKT Strategic Technologies, LLC, on July 28, 2022, Senior Note Holder under the same terms and conditions as the existing sums of money which have been loaned to the Company since June 16, 2016, was repaid. Interest on this sum for this period remains to be repaid. This interest payment is an item covered by the pending updated Senior Secured Note Holder agreement referred to Related Party, Note 3.

2.

On October 24, 2022, the Company received $48,000 pursuant to the terms and conditions of the Senior Secured Promissory Noteholder held by PKT Strategic Assets, LLC. The note is secured by all the company’s assets including but not limited to the Company’s cash, receivables, inventory, WIP, patents, etc.

3.

On October 31, 2022, the Company received $72,000 (another additive amount to the initial loan made since June 2016) pursuant to the terms and conditions of the Senior Secured Promissory Noteholder held by PKT Strategic Assets, LLC. The note is secured by all the company’s assets including but not limited to the Company’s cash, receivables, inventory, WIP, patents, etc.

4.

On November 4, 2022, the Company borrowed $25,000 from JEB Partners, L.P., a Delaware limited partnership. Interest on the one-year note is 10% and JEB Partners will receive a warrant for 100,000 common shares, five-year term, strike price of $.15, and a price per of $.10 per share if Company defaults on repayment. Full document being prepared for signing by the parties prior to December 15, 2022.

5.

On August 31, 2022, the Company received $270,000 (another additive amount to the initial loan made June 2016) pursuant to the terms and conditions of the Senior Secured Promissory Noteholder held by PKT Strategic Assets, LLC. The note is secured by all the company’s assets including but not limited to the Company’s cash, receivables, inventory, WIP, patents, etc.

 No other material events have occurred after September 30, 2022, requiring recognition or disclosure in the financials.

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

COVID-19 World-wide Pandemic

Effects from the pandemic are still impacting economies, and routine life, across the globe. Certain key economies are still being negatively impacted by shutdowns.  The Company is uniquely positioned as its current products are designed to provide a solution to these issues especially with increased ventilation. The awareness of the benefits of increased ventilation in homes and workplaces are being cited as a major factor by health experts and customers as a solution to battle future outbreaks and other pandemics. The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing on plans to increase product awareness through existing and prospective sales channels.

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

Supply Chain Management

Economies around the World are experiencing inflationary pressures which is impacting prices and availability of materials throughout the supply chain. Management is taking a more aggressive strategy to identify a diverse portfolio of suppliers to increase options for materials and parts.

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a nanomaterial technology company developing and commercializing products using the nanomaterial called Aqualyte. The first commercial product is the Aqualyte nanomaterial itself. It is useful in managing moisture and key gases in a variety of cross-industry products and is effective in the destruction of pathogens that meet the material, (As verified by 3rd part analysis).

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

ConsERVTM

Sales channels for our ConsERV product continue to expand. This energy conservation product which should save an average of 30% on HVAC operating costs while providing increased amounts of ventilation air. The economic savings typically allow the remainder of the system to be smaller and less expensive, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems and is useful in both commercial and residential structures to provide improved ventilation air within the structure. In turn, this yields health benefits (reduced COVID-19 exposure, fewer allergy, and asthma ‘trigger’ contaminants) and productivity improvements (improvement in cognitive abilities).

ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core preconditions the incoming air by removing some of the heat and humidity and transfers it to the exhaust air stream,  saving energy. For winter heating, the core recovers a portion of the heat and humidity in the exhaust air and transfers it to the incoming air to reduce heating requirements.

When compared to similar competitive products, and based on test results conducted by the Air-Conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry-leading position in the management of latent heat.

The market for energy recovery ventilation equipment is changing as the technology is better understood. Management believes this change is linked to the industry’s specification-setting body (ASHRAE) and the US Centers for Disease Control stating that pathogens can and do travel via HVAC systems and duct work as reported by the White House Science Advisory Panel, the US EPA, NIH/Harvard, Trane Corporation, and more. This potential change in the market for ERVs coupled with the seemingly proven value proposition Dais’s ConsERV product provides optimism to the Management team and the Board of Directors for the future of the ConsERV product.

The Company began engineering for an updated line of ConsERV products in the year 2020 (known as the “N Series”) with new cores and packaged systems that incorporate the Company’s experience with the ERV market. The line was certified by the needed outside agencies and initial market introduction began in the 4th quarter of 2021. We have seen positive market reception to date, and believe based on the N Series performance, price-point, and end-user feedback that the product will continue to be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue  as we increase the number of sales channels for ConsERV. The newer N Series has begun contributing to increasing revenues in the second quarter of 2022 and beyond.

Product Summary

Dais’s advanced material has many demonstrated uses. Management is positioning most of the Company’s resources behind ConsERV, and is working to grow revenues of Aqualyte™ nanomaterials and engineering support in areas where Aqualyte has shown proven results and Dais has partners well-placed to bring products to market. This strategy leverages the Company’s experience and depth in marketing, building, and selling ConsERV cores and systems and in manufacturing and selling high performance Aqualyte nanomaterial.

Increased sales activities for advanced materials are focused on targeted companies within key industries worldwide, taking  full advantage of Dais’s past and continuing market penetration efforts. The uses include energy recovery ventilation and other known HVAC and select cross-industry uses.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to September 30, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2022	2021

REVENUE
Sales	$492,394	$116,864
Royalty and license fees	12,500	12,500
	504,894	129,364

COST OF GOODS SOLD	381,214	90,749

GROSS MARGIN	123,680	38,615

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $28,651, respectively	85,887	29,814
Selling, general and administrative	430,455	305,833
TOTAL OPERATING EXPENSES	516,342	335,647

LOSS FROM OPERATIONS	(392,662)	(297,032)

OTHER INCOME (EXPENSE)
Interest expense	(800,072)	(110,938)
Forgiveness of debt income	124,126	146,685
Change in fair value of derivative liabilities	-	-
Gain on extinguishment of debt	-	-

TOTAL OTHER INCOME (EXPENSE), NET	(675,946)	38,459

NET INCOME (LOSS)	$(1,068,608)	$(261,285)

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.10)	$0.03

NET LOSS PER COMMON SHARE, DILUTED	$(0.10)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	11,170,719	9,414,796
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	11,170,719	9,414,796

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $504,894 and $129,364 for the three months ended September 30, 2022, and 2021, respectively, an increase of $375,530 or 290%. The increase in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2022 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended September 30, 2022 and 2021, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $381,214 and $90,749 for the three months ended September 30, 2022 and 2021 respectively, an increase of $290,465 or 320%. This reflects price increases throughout our supply chain, general increases in labor costs, and increases in product sales.

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

Gross margin

Gross margin from the sales of products was $123,680 and 38,615 for the three months ended September 30, 2022 and 2021 respectively, representing  25% and 30% for the three months ended September 30, 2022 and 2021.

We believe there are largely three reasons driving this change. The first is the cost of components and related shipping as well as supply-chain related challenges forcing a change type of pricing of the component and associated engineering costs. Some of these changes have costs not recoverable from the custom. Our way of addresses these two issues are found (1) in newer IT system allowing closing tracking of all production costs actively monitoring increases production cost, (2.) we have raised the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs, and to attract and maintain a high-quality team the company’s direct labor costs have risen by approximately 25% since June 1, 2022.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $85,887 and $58,465 for the three months ended September 30, 2022 and 2021, an increase of $27,422 or 47%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $28,651 for the three months ended September 30, 2022 and 2021, a decrease of $28,651 or 100%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $430,455and $305,833 for the three months ended September 30, 2022 and 2021, an increase of $124,622 or 41%. This increase is primarily due to increased payroll and employee benefit costs.

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

Other Income (Expense)

Other expense for the three months ended September 30, 2022 was $675,946 compared to income of $38,459 for the three months ended September 30, 2021, a decrease of $714,405 or 1,858%. The increased net other expense is primarily due to  increased interest expense.

Net Income (Loss)

Net loss was $1,068,608 and 261,285 for the three months ended September 30, 2022 and 2021.. The increased loss in the three months ended September 30, 2022 was primarily due to the increase in other expense described above.

Nine Months Ended September 30, 2022 Compared to September 30, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2022	2021

REVENUE
Sales	$653,288	$288,854
Royalty and license fees	37,500	37,500
	690,788	326,354

COST OF GOODS SOLD	610,859	173,639

GROSS MARGIN	79,929	152,715

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $89,617, respectively	212,508	69,660
Selling, general and administrative	1,259,080	1,590,907
TOTAL OPERATING EXPENSES	1,471,588	1,660,567

LOSS FROM OPERATIONS	(1,391,659)	(1,507,852)

OTHER INCOME (EXPENSE)
Interest expense	(2,103,604)	(471,746)
Forgiveness of debt income	124,126	146,685
Change in fair value of derivative liabilities	-	2,241,678
Gain on extinguishment of debt	-	1,148,554

TOTAL OTHER INCOME (EXPENSE), NET	(1,979,478)	3,067,883

NET INCOME (LOSS)	$(3,371,137)	$1,557,319

NET INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.33)	$0.35

NET LOSS PER COMMON SHARE, DILUTED	$(0.33)	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	10,107,546	4,494,649
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	10,107,546	8,360,950

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $653,288 and $288,854 for the nine months ended September 30, 2022, and 2021, respectively, an increase of $364,434 or 126%. The increase in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will allow for growth in 2022 and beyond.

Revenues from royalty and license fees were $37,500 and $37,500 for the nine months ended September 30, 2022 and 2021, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $610,859 and $173,639 for the nine months ended September 30, 2022, and 2021 respectively, an increase of $437,220 or 252%. This reflects our increased revenue, price increases throughout our supply chain, and general increases in labor costs.

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

Gross margin

Gross margin from the sales of products was $79,929 and $152,715 for the nine months ended September 30, 2022, and 2021 respectively, representing 12% and 47% for the nine months ended September 30, 2022, and 2021.

We believe there are largely three reasons driving this change. The first is the cost of components and related shipping as well as supply-chain related challenges forcing a change type of pricing of the component and associated engineering costs. Some of these changes have costs not recoverable from the custom. Our way of addresses these two issues are found (1) in newer IT system allowing closing tracking of all production costs actively monitoring increases production cost, (2.) we have raised the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs, and to attract and maintain a high-quality team the company’s direct labor costs have risen by approximately 25% since June 1, 2022.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $212,508 and $159,277 for the nine months ended September 30, 2022, and 2021, an increase of $53,231 or 33%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $89,617 for the nine months ended September 30, 2022, and 2021, a decrease of $89,617 or 100%. Variances in grant expenditures and reimbursements are due to an emphasis on completing an existing Small Business Innovation Research (SBIR) Phase II grant. This grant was completed in August 2021.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,259,080 and $1,590,907 for the nine months ended September 30, 2022 and 2021, a decrease of $331,827 or 21%. This decrease is primarily due to stock-based compensation issued in the second quarter of 2021 offset by an increase in payroll costs in 2022.

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

Other Income (Expense)

Other expense for the nine months ended September 30, 2022 was $1,979,478 compared to income of $3,067,883 for the nine months ended September 30, 2021, a decrease of $5,047,361 or 165%. The increased net other expense is primarily due to the lack of income relating to the change in fair value of derivative liabilities and debt extinguishment, and an increased interest expense.

Net Income (Loss)

Net loss for the nine months ending September 30, 2022 was $3,371,137 compared to an income of  $1,557,319 for the nine months ended September 30, 2021. The increased loss in the nine months ended September 30, 2022 was primarily due to the increase in other expense described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses since inception, incurred a loss of $3,371,137 for the nine months ended September 30, 2022 and, as of September 30, 2022, the Company has an accumulated deficit of $61,194,239, total stockholders’ deficit of $11,350,562, negative working capital of $11,394,916 and cash of $151,557. The Company used $1,389,768 and $726,251 of cash in operations during the nine months ended September 30, 2022 and 2021, respectively, which was funded primarily by by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

2.

We believe the Company’s prospects to secure growth funding remained challenged by world events having varying degrees of effect on the Company’s going forward ability to raise reasonably priced growth capital in the amount(s) required. Assisting the  company is the internal and external progress over the last three quarters. The solution of the convertible debt matter, introduced a popular new line of our ConsERV equipment, growing independent sales channel, believe will be signing updated agreement in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note), and for creating the basis of a long term business relationship  with a well-known, multi-national corporation interested in using the Company’s products for its own and third-party use.

3.

We believe our current cash position, and our projected ability to attract additional growth capital including revenue generation (cash flow) from operations, is adequate through the end of the fourth quarter 2022. At which time the combination of our progress in the market, greater and stronger market validation of our industry changing benefits, and cautiously optimistic optimism that the recent downturn of the public markets worldwide will have turned, finding additional growth capital will be in place.

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

There are no assurances we will be able to obtain the financing and planned product development commercialization. Accordingly, we may not have the ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern

Statement of Cash Flows

Cash as of September 30, 2022, was $151,557 compared to $773,423 as of December 31, 2021. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,389,768 for the nine months ended September 30, 2022 compared to $726,251 for the same period in 2021. The increase in net cash used was primarily due to an increase in net loss (after adjusting for non-cash items) partially offset by an increase in cash from net working capital accounts. For the nine months ended September 30, 2022, net loss (after adjusting for non-cash items) was $2,111,251. Accounts receivable, inventory and other assets together increased by $240,237. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $961,720. For the nine months ended September 30, 2021, net loss (after adjusting for non-cash items) was $1,055,527. Accounts receivable, inventory and other assets together increased by $122,379. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $451,655.

Net cash used in investing activities was $44,748 for the nine months ended September 30, 2022 compared to $25,118 for the same period in 2021, driven by an increase in patent costs and purchases of equipment.

Net cash provided by financing activities was $812,650 for the nine months ended September 30, 2022 compared to $848,437 for the same period in 2021. The decrease resulted from a decrease in proceeds from notes payable , offset by an increase in notes payable due to related parties.

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

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secured interest in all the assets of the Company. During 2016 to the period ended September 30, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $5,137,188 (including fees and other expenses) at September 30, 2022. We received advances aggregating $362,800 during 2022. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

(i)	The date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or November 1, 2021, which as of the date of filing, has expired.
(ii)

The Holder has not declared the Note in Default as the Parties have reached terms to address several issues including the extension of the Maturity Date (the “Maturity Date”). A binding agreement is being prepared for the parties to execute by the end of the fourth quarter of 2022.

(iii)

The Company has recorded interest expense of $242,055 and $67,099 for the three-month periods ended September 30, 2022, and 2021, respectively and $611,516 and $197,452 for the nine-month periods ended September 30, 2022, and 2021, respectively.

(iv)

The Company made a payment of fees and accrued interest totaling $154,398 during the nine months ended September 30, 2022. Accrued interest was $2,609,491 and $2,152,373 on September 30, 2022, and December 31, 2021

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

On August 30, 2021, the Company entered a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and bears interest at 10% per year. The note was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at June 30, 2022. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount has been fully amortized in 2021. The value of the shares has been included in accrued expenses at December 31, 2021. The company and GEX Management, Inc. met on 11/04/2022 and tentatively agreed, pending signing a definitive agreement being prepared by GEX, to make key changes in the party’s original agreement. One of the items included in the definitive agreement is the disposition of the issuance of the 1M common shares in the Company. A definitive agreement is being prepared by GEX and is projected to be signed by both parties before 12/31/2022.

2022 Convertible Notes

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. In connection with this note, the Company has issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027. The relative fair value of the warrant was $59,998, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 360%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $40,002. Amortization of discount was $6,575 for the three and nine months ended September 30, 2022.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $100,546 and $118,032 was amortized during the three and nine months ended September 30, 2022, respectively.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matured on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $49,488 and $6,721 for the three months ended September 30, 2022 and 2021, respectively, and $160,072 and $6,721 for the nine months ended September 30, 2022 and 2021, respectively. The note matured on September 22, 2022. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward.  It is expected an agreement will be reached in the fourth quarter of 2022.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $334,176 and $1,033,668 for the three and nine months ended September 30, 2022, respectively.

During May 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs. Unamortized discount and debt costs related to the principal converted were $21,206 and $514, respectively, which were charged against interest expense upon conversion.

During July 2022, the Company issued 470,000 shares of common stock upon the conversion of $47,000 of notes payable. Unamortized discount related to the principal converted was $19,958, which was charged against interest expense upon conversion.

The sums advanced by GS Capital Partners and JMS Investments have been moved to be part of the convertible note issuances of late 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any pending legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. The information required by this Item is incorporated herein by reference to Notes to Financial Statements--Note 10. Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

DAIS CORPORATION

Date: November 21, 2022	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

