Form 10-K
period 2022-12-31
DAIS Corp
filed 2023-05-30
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2022 was $675,068 based on the closing price of $0.098 per share of Dais Corporation common stock as quoted on the OTC Pink Marketplace and a public float of 6,888,445 on that date.

On May 26, 2023, there were 20,149,365 shares of the registrant’s common stock outstanding.

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
●

our need to take strong cost reduction measures, possibly cease operations on commercial or development programs, or sell our operating assets (each an option or a mix of all), if we are unable to obtain sufficient additional financing;

●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue considering our financial condition;
●	the amount of cash necessary to operate our business;
●	our plans and expectations with respect to our continued operations;
●	the expected development and success of new instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances, and joint ventures;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources on the market for nano-structured polymer technology materials;
●	the price volatility of the common stock;
●	the historically low trading volume of the common stock;
●	our ability to attract and retain qualified personnel;
●	unanticipated litigation and the outcome of existing litigation;
●	our ability to do business in China and elsewhere overseas;
●	our ability to compete with current and future competitors;
●	the trustworthiness of our counterparties to fulfill their obligations;
●	our ability to commercialize our intellectual property;
●	Our ability to settle past debt in a satisfactory manner to the Company and its debt holders, I.e., senior secured note holder, convertible note holders, and overdue accounts payable holders.
●	other factors discussed in our other filings made with the Commission.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

Throughout this document we may use the following terms: Aqualyte™, ConsERV™, NanoClear™, PolyCool™ and NanoAir™ , all of which are unregistered trademarks of the Company.

Overview

Dais Corporation (“Dais”, “us,” “we,”, the “Company”) is a proprietary, nanotechnology polymer materials company. Nanotechnology involves studying and working with matter on an ultra-small scale. Doing this is where the Company built features and properties into its platform of nanomaterial sold under the brand name “Aqualtye™. Aqualyte™ is used to enable new product variants we believe are better than traditional products which use energy consuming and break-able components. Aqualyte™ itself, is marketed to OEMs to create differentiated products, while the second product is a fixed plate energy recovery ventilator called ConsERV, which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. We continue to develop other nano-structured polymer technology applications in HVAC/Refrigeration, energy, food services and wastewater treatment industries.

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

The Company believes the attributes of its Aqualyte™ platform of nanomaterial create a catalyst for change:

●	Consume less energy and release less CO2 into the atmosphere
●	Replace moving parts to increase operational lifetime
●	Provide strong pathogen protection (COVID) and lower allergy/asthma triggers
●	Reduce operating costs for increased ventilation rates shown in 3rd party testing to improve cognitive performance by 101% on average.
●	Extend useable life of food and other organic materials
●	Clean most forms of contaminated wastewater to levels up to one-hundred times greater than noted in the Clean Water Act of 1970.

Our Products

The Company uses its knowledge of the Aqualyte nanomaterial to integrate it into traditional or new product form factors. It is management’s belief based on 3rd party industry or independent test results, the Company’s own testing, or data from customer use, that the benefits address the growing market needs resulting from, but not limited to, the drivers of climate change as well as those needs created by the pandemic.

Nanomaterial Platform - Aqualyte™

The Aqualyte Nanomaterial is made from commercially available polymer resin and industrial grade solvents which are mixed using a proprietary process with traditional industrial equipment. Our process creates a modified resin with key features and attributes that can be used to offer different properties to multiple products.

The Company sells Aqualyte to skilled OEMs using its features and properties to create new and/or improved products in a range of applications. The Company continues to develop next generation versions of its Aqualyte nanomaterial working to increase existing performance, add new features, and improve cost.

ConsERV™

We continue to expand sales channels to drive growth of revenues of our ConsERV product. ConsERV is an HVAC energy conservation product which should, according to various tests, save energy and operating costs on HVAC equipment, lower CO2 emissions and allow HVAC systems to be 20% - 67% smaller, reducing peak energy usage while simultaneously improving indoor air quality. This product makes most forms of HVAC systems operate more efficiently.  ConsERV generally works in combination with existing HVAC systems, to provide improved ventilation air in buildings. ConsERV uses a fixed-plate enthalpy exchanger (the “core”) constructed with our nanotechnology polymer. When compared to similar competitive products, we believe, based on tests conducted by the Air-conditioning, Heating and Refrigeration Institute (AHRI), a leading industry association, ConsERV maintains an industry leading position in the management of latent heat.

The Company began actively rolling out an updated ConsERV product line in 4Q, 2021. The updated line addresses market requested updates and features.

The sales channels for ConsERV continue to expand across North America and include private labeling efforts. The Company has and continues to negotiate arrangements with independent sales/engineering representatives in multiple regions across North America who in turn target architects and specifying engineers, select OEMs, utility sponsored programs, and sophisticated users of HVAC equipment.

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

The Company expects this trend of growing ConsERV system, core, and Aqualyte nanomaterial revenues to continue into 2023 and beyond.

Dais continues to respond to market interests by developing additional products that use our nanotechnology to save energy, provide clean water, protect health, and generally promote a more sustainable future.

Strategic Partnerships

Currently the Company is engaged with a multi-national conglomerate developing a line of products within the Company’s defined and proven uses of its nano polymer's capabilities, We expect, if all continues well, an uptick in revenues from this effort no later than the end of the 2nd quarter of 2024.

Our Patents

Dais has owned 25 granted patents over its corporate history, some of which have reached the end of their enforceable term. As of December 31, 2022, Dais owns the active, enforceable rights to eleven U.S. patents, five Chinese patents, two Hong Kong patents, and three Patent Cooperation Treaty (“PCT”) applications that are still being examined. These patents relate to, or are applications of, our nano-structured polymer materials that perform functions such as ion exchange and modification of surface properties.

The company also owns multiple utility patents that cover inventions that are new, improvements and useful processes including the design and fabrication of devices or approaches that use properties of the polymers described above for HVAC, energy, food preservation, and water treatment applications. Dais owns the rights to a new US Patent issued in 2022:

1.	U.S. Patent No. 11,331,628 – Vapor condenser enhanced by membrane evaporation. This patent was issued May 17, 2022 and the patent term ends on or about August 29, 2038.
2.

C.N. Patent No. 108,430,606B – Evaporative chilling systems and methods using a selective transfer membrane. This patent was issued November 2, 2021, and the patent term ends on or about October 7, 2036.

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

OEM Customers, and Suppliers

Using the properties and features of its Aqualyte nanomaterial the Company has proven results in a variety of cross-industry markets. We look to provide Original Equipment Manufacturers (OEMs) with Aqualyte membrane. Then sharing how to use the options and features found in Aqualyte, for the OEM to offer better or even new products in consumer, commercial, and industrial applications having what we believe to be better lifetimes, and efficiencies.

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

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $328,480 and $223,425 for the years ended December 31, 2022 and 2021, respectively. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $89,617 for the years ended December 31, 2022 and 2021, respectively.

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

Competition and Barriers to Entry

We believe the efficacy of our value-added products and technology can capture increased market share, thus taking business away from more established firms using older technology. We believe our ConsERV product may become a functional component of newer, more efficient OEM products. A key challenge is to educate decision makers of the benefits derived from products using our materials and processes, and have qualified people and certified products which out-perform other products, diminishing the value proposition of competitive products in the various sales channels. As we continue to grow the base of operational and third-party data this education process will become routine.

There are several companies located in the U.S., Canada, Europe, and Asia that have been developing and selling technologies and products in the energy recovery industry as listed below. We will experience significant competition regarding our products because certain competing companies possess greater financial and personnel resources. Future product competitors include, but are not limited to:

Products	Current and Future Competitors
ConsERV	Semco, Greenheck, Venmar, Bry-Air, Fuwei, Ltd, CORE Energy Recovery Solutions, Renewaire, Holtop, Hoval, Klingenberg, Solar Palau, Kraton, Daikin and AirXchange.

We believe the combination of our nanomaterial characteristics and growing patent positions form competitive advantages, which may allow us time to execute our business plan. Many of our competitors may experience barriers to entry in these markets primarily related to the lack of similarly performing proprietary materials and processes.

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

We are also subject to various international, federal, state, and local laws and regulations relating to, among other things, land use, safe working conditions, and environmental regulations regarding handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. The process of manufacturing the solutions which are used to produce Aqualyte may expose us to the risk of harmful substances escaping into the environment, resulting in potential injury or loss of life, damage to property and natural resources. Depending on the nature of any claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims and, in some instances, we may not be reimbursed at all. To date, we are not aware of any claims or liabilities under these existing laws and regulations that would materially affect our results of operations or financial condition. The completed products which use the Aqualyte material may have regulatory requirements relating to a variety of local or federal regulatory agencies, however, this type of exposure would be minimal.

Employees

As of December 31, 2022, we employed 21 full-time employees and one independent contractor. None of the employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good. As of the date of filing the number of employees of the Company has increased to 23.

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

On April 24, 2014, the Company entered into a Distribution Agreement (the “Soex Distribution Agreement”) with SOEX (Hong Kong) Industry & Investment Co., Ltd., a Hong Kong corporation (“SOEX”). In 2015 the Company commenced an action (the “Soex Litigation) for the cancellation of the 37,500,000 shares issued to Soex (the “Soex Shares”) in connection with the Soex Securities Purchase Agreement, and for the cancellation of the 3,750,000 shares (the “Zan Shares”) issued to Zan Investment Advisory Limited (“Zan”), In June of 2017 the Litigation was moved to the U.S. District Court for the Middle District of Florida where SOEX instituted a counterclaim (Civil Docket Case #: 8:15-CV-02362-MSS-EAJ. The jury in the October of 2018 trial did not award monetary damages to either party for claims or counterclaims. On October 24, 2018, the Company initiated a third lawsuit against an affiliate of Soex, Zhongshan Trans-Tech New Material Technology Co. Ltd. Zhongshan, China, (“Transtech”), and the Chairperson of the affiliate and Soex, based on new information learned by the Company during the trial. The Company is appealing this award, in which management and the Board feel we will prevail.  In January of 2021 the Company learned the Transtech entity merged with another entity in China, and that entity (“new entity”) sold under fifty percent  off its interests to a large Swiss firm. In August 2021, the Company was notified the judge in the case in the October 2018 event, despite the recommendations of the jury to award no damages or court costs, overturned the ruling and assessed Dais $481,192 in court costs and fees. In early 2022 the remainder of the new entity’s assets to the large Swiss firm.

2.	Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over a period of time” payment plan. To date the Company has one agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line (1)	$13,575.95	No	Yes
Power Plant Services (2)	$85,199.11	No	Yes
Softinway (3)	$3,350.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$112,459.06

Footnotes for Accounts Payable Table

1.

This action moved towards settlement in December of 2022 and completing in March of 23, 2023. The sum the creditor froze $28,781 of the Company’s funds at the Company’s bank, the parties discussed the matter. The sum owed was agreed to be $17,212 including principle, interest, court costs and legal fees. The agreed sum ($17,212) is in the process of being deducted from the withheld sum at the company's bank. from the withheld $28,781.

2.

The sum the creditor froze $4,700 of the Company’s funds at the Company’s bank. Company is exploring post judgement relief options/taking steps to ensure that Secured Noteholders priority is protected.

3.	The original balance of approximately $24,165 has been consistently paid down per the repayment agreement.

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

Approved by the Board on December 31, 2021, and approved on March 23, 2022, by the NY Division of Corporations four new classes Convertible Preferred Stock were created; Series C, D, E, and F. Series C and E are for investors, Series D is for consultants, and Series F is for company employees, board members, and those contractually owned equity previously forfeited gratuitously in January of 2021. Series C and E are issued. Series D is on-hold pending need, and Series F is in process of being issued.

Approximate Number of Equity Security Holders

As of May 26, 2023, there were approximately 121 shareholders of record of our common stock.

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

Transfer Agent

Our transfer agent is Clear Trust Transfer located at 16540 Point Village Drive #210, Lutz, FL 33558, telephone (813) 235-4490.

Equity Compensation Plan Information

The following table sets forth information regarding our 2000 Incentive Compensation Plan (the “2000 Plan”), 2009 Long-Term Incentive Plan (the “2009 Plan”) and 2015 Stock Incentive Plan (the “2015 Plan”) under which our securities are authorized for issuance as of December 31, 2022:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by security holders	-	$-

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in 2022 or 2021.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2022 or 2021.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 as compared with December 31, 2021

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Years Ended December 31,
	2022	2021

REVENUE
Sales	$1,077,058	$372,506
Royalty and license fees	50,000	50,000
	1,127,058	422,506

COST OF GOODS SOLD	977,518	267,837

GROSS MARGIN	149,540	154,669

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $89,617 for the years ended December 31, 2022 and 2021, respectively	328,480	133,808
Selling, general and administrative	1,668,389	1,958,560
TOTAL OPERATING EXPENSES	1,996,869	2,092,368

LOSS FROM OPERATIONS	(1,847,329)	(1,937,699)

OTHER INCOME (EXPENSE)
Interest expense	(2,728,360)	(2,065,593)
Loss on legal judgement	-	(382,664)
Forgiveness of debt income	124,126	146,685
Change in fair value of derivative	-	2,241,678
Gain on extinguishment of debt	-	1,148,554
TOTAL OTHER INCOME (EXPENSE), NET	(2,604,234)	1,088,660

NET LOSS	$(4,451,563)	$(849,039)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.43)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,448,440	5,734,795

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems, and our Aqualyte membrane. Product sales were $1,077,058 and $372,506 for the years ended December 31, 2022 and 2021, respectively, an increase of $704,552 or 189%. This increase in product sales was primarily driven by an increase in sales of our ConsERV product line, offset by a decrease in Aqualyte only OEM sales.

Revenues from royalty and license fees were $50,000 and $50,000 for the years ended December 31, 2022 and 2021, respectively.

Cost of Sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte membrane. Cost of goods sold were $977,518 and $267,837 for the years ended December 31, 2022 and 2021, respectively, an increase of $709,681 or 265%. The increased cost is primarily due to increased product sales, labor costs, materials, and normal variances in costs between our product lines..

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

The Company is dependent on third parties to manufacture the key components needed for its nanostructured materials and some portions of the value-added products made with these materials. Accordingly, a suppliers’ failure to supply components in a timely manner, or to supply components that meet the Company’s quality, quantity and cost requirements or technical specifications, or the inability to obtain alternative sources of these components on a timely basis or on acceptable terms, would create delays in production of the Company’s products and/or increase its unit costs of production. Certain of the components or the processes of the Company’s suppliers are proprietary. If the Company was ever required to replace any of its suppliers, it should be able to obtain comparable components from alternative suppliers at comparable costs, but this would create a delay in production and may briefly affect the Company’s operations.

Covid-19 World-wide Pandemic

Management continues to monitor the after effects the pandemic across the globe. As creative solutions to protect us from future infections the Company hasdeveloped what we believe using our technology is a uniquely positioned product designed to provide a positive health supporting solution to the existing or similar possible future pandemics (virus or bacteria).

We believe the integration of this newer solution, once development is complete, fits well to support even higher emphasis on the need for high efficiency  ventilation which itself appears to management to be a lesson learned from the COVID19 pandemic Management is developing and plans to soon execute crease a program to focus on the integration of high efficiency ventilation and a industry-setting use of the company’s known features/benefits using its platform of nanomaterial. The plan is being formulated, will use, at a minimum, the existing sales channels to create what we believe is yet another benefit which finds ConsERV the best ventilation product in most instances.

Climate Change and Carbon Reduction

Countries and corporations around the world are adopting aggressive plans to achieve newly established Carbon Neutral goals by 2030 and 2050. This worldwide effort is attracting attention to innovative technologies which reduce carbon emissions. Management is confident in the successful track record of current products, with a history of increasing the efficiency of HVAC systems and reducing CO2 emissions should drive increased business activity.

Dais is actively involved in preparing its existing and planned products and those products we are working on with partners, to fully participate in the decarbonization of business.

The Company’s goal is to incorporate novel features of its nanomaterial platform to enable evolutionary or industry changing products. This is accomplished by replacing energy consuming, emissions creating product components (pumps, motors, gases, ‘forever chemical’ laden items, etc.) with products made using an architecture best managing the features of the Company’s platform of nanomaterial having higher efficiencies, lower emissions, longer life, fewer breakdown, gentle on the environment, good for your health and productivity.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred. We incurred research and development costs of $328,480 and $223,425 for the years ended December 31, 2022 and 2021, respectively, an increase of $105,055 or 47%. We account for proceeds received from government funding for research as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $89,617 for the years ended December 31, 2022 and 2021, respectively, a decrease of $89,617 or 100%. The decrease in proceeds from government funding was due to the completion of U.S. Army Corps of Engineers, $1,000,000, Phase II Small Business Innovation Research (SBIR) award ending in the third quarter of 2021.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of payroll and related benefits, share-based compensation, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $1,668,389 and $1,958,560 for the years ended December 31, 2022 and 2021, respectively, a decrease of $290,171 or 15%.

Our selling, general and administrative expenses may fluctuate due to a variety of factors, including, but not limited to:

●

Additional expenses because of being an SEC reporting company including, but not limited to, director and officer insurance, director fees, SEC compliance expenses, transfer agent fees, additional staffing, professional fees, and similar expenses;

●

Additional infrastructure needed to support the expanded commercialization of our ConsERV products and/or new product applications of our polymer technology for, among other things, administrative personnel, physical space, marketing and channel support and information technology; and

●	The issuance and recognition of expense related to fair value of new share-based awards, which is based on various assumptions including, among other things, the volatility of our stock price.

The 15% decrease in selling general and administrative expenses in the year ended December 31, 2022 compared to the same period in 2021 resulted primarily from a decrease in stock-based compensation offset by increased payroll costs.

Other Income (Expense)

Interest expense for the year ended December 31, 2022 was $2,728,360 compared to an expense of $2,065,593 for the year ended December 31, 2021. Change in fair value of derivative was $0 in 2022 compared to a gain of $2,241,678 in 2021 and there was a decrease in gain on extinguishing debt from $1,148,554 in 2021 to $0 in 2022. The gain on extinguishing debt in 2021 was due to the settlement of our convertible notes payable.

Net Loss

Net loss for the year ended December 31, 2022 was $4,451,563 compared to a net loss of $849,039 for the year ended December 31, 2021. The increased net loss in 2022 was primarily due to the change in fair value of derivatives and the settlement of our convertible notes payable in 2021.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated a net loss of $4,451,563 and has incurred significant losses since inception. As of December 31, 2022, the Company has an accumulated deficit of $62,274,665, total stockholders’ deficit of $12,430,988, negative working capital of $12,468,216 and cash and cash equivalents of $27,412. The Company used $1,451,315 and $1,283,772 of cash for operations during the years ended December 31, 2022, and 2021, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company guided by its Financial Advisors is actively working with targeted third parties who have or are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from key strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of products;

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt and obtain short and long-term working and growth capital; and,

4.

The Company may license or sell an asset to fund its continued growth as it is clear to management the market for the Company’s  product innovations has changed in a positive way as demonstrated by the interest the Company’s nano-material and applications in certain markets.

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts has roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing/fixing convertible debt transactions (recently found to be ‘criminally usurious - (Adar v. Geneysy, LLC) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation the Company is seeking affordable public, and non-public, growth resources, with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

2.	The Senior Secured Note Holder has advised Management it is exploring its options to resolve the long standing unpaid – and growing debt by the Company.

3.	Ventilation is regularly recommended as one of the solutions to Covid related mitigation and the market awareness for the ConsERV product(s) is increasing and lead activity is encouraging.

4.

We believe our current cash position and our projected ability to obtain additional sources of growth capital, and to generate sustainable cash flow from operations and investments into 2023 is improving yet remains challenged.

We believe the Company’s prospects to secure growth funding are good. The company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment  having improved performance and pricing to a growing independent sales channel through-out  North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long term business relationship  with a well-known, multi-national corporation interested in using the Company’s products for its own and third-party use.

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

Statements of Cash Flows

Cash and cash equivalents as of December 31, 2022 were $27,412 compared to $773,423 as of December 31, 2021. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,451,315and $1,283,772  for the years ended December 31, 2022 and 2021, respectively. The increase in net cash used in operations was primarily due to a decrease in cash from net working capital accounts partially offset by a decrease in net loss (after adjusting for non-cash items). For the year ended December 31, 2022, net loss (after adjusting for non-cash items) was $2,874,557. Accounts receivable, inventory and other assets together increased by $422,430. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $1,845,672. For the year ended December 31, 2021, net loss (after adjusting for non-cash items) was $3,162,483. Accounts receivable, inventory and other assets together decreased by $53,624. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $1,932,335.

Net cash used by investing activities was $45,148 and $29,758 for the year ended December 31, 2022 compared to the same period in 2021.The increase was driven primarily by equipment purchases in 2022.

Net cash provided by financing activities was $750,452 and $2,050,437 for the years ended December 31, 2022 and 2021. respectively. The decrease resulted from decreased proceeds from notes payable offset by an increase in proceeds from notes payable to related parties.

Material Financing Transactions

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $0.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of 0.30). All documents were executed by June 30, 2021, with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction. All unexercised warrants expired as of May 15, 2022 per the terms and conditions of the Warrant document.

2022 Convertible Notes

On December 12, 2022, the Company entered a convertible promissory note in the amount of $40,000. The note matures on the earlier of June 12, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures on the earlier of May 4, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. In connection with this note, the Company has issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027. The relative fair value of the warrant was $59,998, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 360%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $40,002. Amortization of discount was $31,781 for the year ended December 31, 2022.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $200,000 was amortized during the year ended December 31, 2022, respectively.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matured on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $160,071 and $62,929 for the years ended December 31, 2022 and 2021, respectively. The note matured on September 20, 2022. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward.  It is expected an agreement will be reached in the fourth quarter of 2022.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $1,236,089 and $142,233 for the years ended December 31, 2022 and 2021, respectively.

COVID-19 Disclosure

The Company’s operations continue to be impacted by the aftermath of the outbreak of the coronavirus disease (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ongoing disruption relating to the availability of certain components and parts is impacting lead times causing delays in order fulfillment. Further the lasting impacts resulted in an adverse impact on the Company’s operations, as ur third-party manufacturers, and distributors work through the lasting impacts of shortages in the supply and availability of component and parts. Awareness of research relating to the need for increased ventilation, which aides in the fight against viruses and other allergens in our indoor spaces, is changing buying habits. This change in attitudes is driving an increase in the markets for our nano-based products.

Economy and Inflation

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy. Our management believes that inflation will have an effect on our cost of goods and shipping, however sales inquiries continue to be strong through 2022.

Contractual Obligations

We do not have any liabilities related to long-term contractual obligations as of December 31, 2022.

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

In certain instances, our ConsERV system product may carry a limited warranty of up to two years for all parts contained therein except for the energy recovery ventilator core produced and sold by us. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. We have recorded an accrual of $91,531 for future warranty expenses on December 31, 2022, which is included in accrued expenses, other.

Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. We recognized license fee revenue of $50,000 and $50,000 for the years ended December 31, 2022 and 2021, respectively. Royalties are recognized as earned. We did not recognize any revenue from royalties for the years ended December 31, 2022 and 2021.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from the sale of our ERV products and Aqualyte membrane. We regularly review accounts receivables for any bad debts based on an analysis of our collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $0 has been recorded on December 31, 2022 and 2021, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended December 31, 2022 or 2021.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $19,989and $18,885 for the years ended December 31, 2022 and 2021, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $20,000 per year for the next five years and thereafter.

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

There were no stock options issued during the year ended December 31, 2022 and 2021.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

We identify and evaluate uncertain tax positions, if any, and recognize the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. We have not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s 2018-2021 tax years remain open and subject to examination by the Internal Revenue Service.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth in Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, our management concluded that the Company’s existing internal controls over financial reporting were not effective as defined in Rule 12a-15(f) under the Exchange act as of December 31, 2022 as a result of limited resources, and a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tim N. Tangredi	67	President, Chief Executive Officer and Chairman of the Board of Directors
Brian C. Johnson	50	Chief Technology Officer
Rasool Nasr Isfahani	37	Chief Innovation Officer
Kailey M. Humpel	26	Office Manager, Board Secretary
Robert W. Schwartz	78	Director
Ira William McCollum, Jr.	78	Director
Eliza Wang	45	Director

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

At annual meetings of shareholders, Directors are elected by the holders of common stock to succeed those directors whose terms are expiring. Directors will be elected annually and will serve until successors are duly elected and qualified or until a director’s earlier death, resignation, or removal. Our bylaws provide that the authorized number of directors may be changed by action of most of the board of directors or by a vote of the shareholders of our Company. Vacancies in our board of directors may be filled by a majority vote of the board of directors with such a newly appointed director to serve until the next annual meeting of shareholders, unless sooner removed or replaced. We currently do not have a policy regarding the attendance of board members at the annual meeting of shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2022 and 2021 for: (i) each individual serving as our chief executive officer (“ CEO ”) or acting in a similar capacity during any part of fiscal 2022; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2022.

	Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation	Total ($)
Name and principal position (a)	(b)	(c)	(d)	($)(1)(f)	($)(i)	(j)

Tim N. Tangredi (2)
Chief Executive Officer, President,	2022	$166,367			36,674	$203,041
and Chairman of the Board of Directors	2021	$149,359	$-	$	$36,674	$186,033

Brian Johnson	2022	$140,644				$140,644
Chief Technology Officer	2021	$135,000	$-	$	$-	$135,000

Rasool Nasr Isfahani	2022	$141,000				$141,000
Chief Innovation Officer	2021	$115,360				$115,360

_____________

(1)

The amounts included in these columns are the aggregate dollar amounts of the grant date fair value of option awards granted in the indicated year as adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting, in accordance with Accounting Standards Codification 718, Compensation-Stock Compensation, for the fiscal years ended December 31, 2022 and 2021. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3 for information on the valuation assumptions used in calculating these dollar amounts included in this Annual Report for the fiscal years ended December 31, 2022 and 2021. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that may be recognized by the individuals upon option exercise.

(2)

Mr. Tangredi’s contract in 2011 stated a salary of $200,000 per year, effective September 14, 2011, and he may receive a bonus in an amount not to exceed 100% of his salary, which bonus shall be measured by meeting certain performance goals as determined in the sole discretion of our board of directors. In 2022 and 2021, Mr. Tangredi was paid $166,367 and $149,359, respectively and had accrued unpaid salary of $32,633 and $51,067 for the years ended December 31, 2022 and 2021, respectively. All other compensation includes accruals for unused vacation, health insurance and auto allowance. As of December 31, 2022, we owed Mr. Tangredi accrued compensation in the aggregate amount of $2,140,687.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2022.

Note: In January of 2021 any previous Company issued Options or Warrant to employees, or Board members had been voluntarily returned to the Company.  On January 27, 2022,  the  Board approved the issuance of Series C, D, E, and F convertible preferred warrants, and once approved,  Board further authorized the distribution of Series F Convertible Preferred Warrants to Board members, the Dais Team, and those contractually bound to receive these warrants on January 27, 2022. The four new Series were   approved  by NYS Division of Corporations on March 23, 2022. Series C, and E have been issued to investors as previously reported. Series D, and F are pending issuance. See Subsequent Events for an update.

Name	Number of securities underlying unexercised options (#) Exercisable	Option exercise price($)	Option expiration date
Tim Tangredi

Brian Johnson

Kailey M. Humpel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth information as of the date of May 26, 2023, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class		Series B Preferred Stock	Percent of Class
Named Executive Officers and Directors
Tim Tangredi, Officer, Chairman of the Board(1) #	596	*	%	10	100%
Brian Johnson, Chief Technology Officer #	1	*		-	-
Robert W. Schwartz, Director #	0	*		-	-
Eliza Wang, Director	0	*		-	-
Ira William McCollum Jr., Director #	0	*		-	-
Kailey M. Humpel, Office Manager, Board Secretary #	0	*		-	-
Rasool Nasr Isfahani, Chief Innovation Officer #	0	*		-	-
All directors and officers as a group (7 persons)	597	*	%	10	100%

5% or greater shareholders
JEB Partners, L.P. (2)	2,466,667	11
GS Capital Partners LLC (3)	2,354,811	11
LG Capital Funding LLC (4)	1,333,741	7
AES Capital Management LLC (5)	1,222,500	6
Jefferson Street Capital LLC (6)	1100000	5
Robele Corp (7)	1000000	5
All 5% or greater shareholders as a group	9,477,719	44%		-	-

Total	9,478,316	44%		10	100%

____________

*	Less than 1%
#	Address is Company’s principal office at 11552 Prosperous Driver, Odessa, Florida 33556
(1)	Includes 516 shares beneficially owned by Mr. Tangredi’s wife, Patricia Tangredi.
(2)	The natural person with voting power on behalf of JEB Partners, L.P. is Jeb Besser.
(3)	The natural person with voting power on behalf of GS Capital Partners LLC is Mr. Gabe Sayegh.
(4)	The natural person with voting power on behalf of LG Capital Funding LLC is Mr. Joseph Lerman.
(5)	The natural person with voting power on behalf of AES Capital Management LLC is Mr. Eli Safdieh
(6)	The natural person with voting power on behalf of Jefferson Street Capital LLC is Mr. Brian Goldberg
(7)	The natural person with voting power on behalf of Robele Corp is Mr. Joseph Harazmus

Applicable percentage ownership in the preceding table is based on approximately 20,149,365 shares of common stock outstanding as of May 26, 2023 plus, for everyone, any securities that individual has the right to acquire within 60 days of May 26, 2023. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $58,333 and $58,015 for the years ended December 31, 2022 and 2021, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2022 and 2021 of $2,140,687 and $2,071,380, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

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

During 2016 to the period ended December 31, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount due was increased to $2,400,499 and interest owed of $3,029,162 with an extension of the   maturity date in negations between the Company and the Secured Noteholder.

Employment Agreements

We entered into the following employment agreements with our officers and significant employees:

Tim Tangredi - President, Chief Executive Officer, and Director, which was amended and restated on September 14, 2011, and subsequently on February 27, 2015. The documents and any amendments were filed in Form 10-K on March 31, 2016 and in Attachment 10.18.

Currently, we have non-interest-bearing accrued compensation due to Mr. Tangredi for deferred salaries earned and unpaid as described above. Pursuant to the February 27, 2015 amendment to the Tangredi Employment Agreement if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into shares of common stock of the Company during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the common stock for the 30 trading days prior to the date of conversion. We shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the conversion. Further, at any time any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the “beneficial owner” (as defined in Rules 13(d)-3 and 13(d)-5 under such Act) of greater of 40% of the then-outstanding voting power of the voting equity interests or a person or group initiate a tender offer for our common stock, Mr. Tangredi may convert unpaid compensation to Class A Convertible Preferred Stock at $1.50 per share. The Board of Directors did not require Mr. Tangredi to convert $100,000 of unpaid compensation into common stock during 2015-2022.

Brian Johnson – Chief Technology Officer. The documents and any amendments were filed in the 2019 10-K Fiscal Year ending December 31, 2018 and in Attachment 10.15.

Rasool Nasr Isfahani – Chief Innovation Officer. On March 15, 2021 (the “Effective Date”), the Company entered into an employment agreement with Mr. Rasool Nasr Isfahani, pursuant to which Isfahani was appointed as Chief Innovation Officer of the Company. Isfahani’s initial base salary pursuant to the Employment Agreement was $135,000. Isfahani may receive a performance bonus at the discretion of the Board. Isfahani is entitled to participate in any benefits programs offered by the Company and shall be reimbursed for reasonably incurred expenses incurred in the performance of the functions and duties under the Employment Agreement. The initial term of the Employment Agreement was from the Effective Date through March 15, 2022 (the “Initial Term”). Upon expiration of the Initial Term, the Employment Agreement will be automatically extended for additional one-year terms unless Isfahani or the Company shall, upon 30 days written notice to the other, elect not to extend this Employment Agreement for an additional one-year term. Isfahani’s base salary as of December 31, 2022 is $147,000

John Walsh – General Manager. On June 15, 2021 (the “Effective Date”), the Company entered into an employment agreement with Mr. Walsh, pursuant to which Walsh was appointed as General Manager of the Company. Walsh’s initial base salary pursuant to the Employment Agreement was $140,000. Walsh may receive a performance bonus at the discretion of the Board. Walsh is entitled to participate in any benefits programs offered by the Company and shall be reimbursed for reasonably incurred expenses incurred in the performance of the functions and duties under the Employment Agreement. The initial term of the Employment Agreement was from the Effective Date through, June 15, 2022, (the “Initial Term”). Upon expiration of the Initial Term, the Employment Agreement will be automatically extended for additional one-year terms unless Walsh or the Company shall, upon 30 days written notice to the other, elect not to extend this Employment Agreement for an additional one-year term.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the years ended December 31, 2022 and 2021 was $36,000 and $54,750, respectively. Audit services include the audits of the financial statements included in our annual reports on Form 10-K and reviews of interim financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies and Procedures

The Board has completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the year ending December 31, 2021. As a result of this process, on September 27, 2021, the Board elected to engage Hudgens CPA, PLLC as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2021 and dismissed RBSM LLP from that role.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of The Dais Corporation	S-1	3.1	08/11/2008
3.2	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.2	08/11/2008
3.3	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.3	08/11/2008
3.4	Certificate of Amendment of the Certificate of Incorporation of The Dais Corporation	S-1	3.4	08/11/2008
3.5	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.5	08/11/2008
3.6	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.6	08/11/2008
3.7	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.7	08/11/2008
3.8	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	S-1	3.8	08/11/2008
3.9	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	8-K	3.1	03/05/2015
3.10	Certificate of Amendment of the Certificate of Incorporation of Dais Analytic Corporation	8-K	3.1	02/28/2019
3.11	Certificate of Designation
3.12	Bylaws of The Dais Corporation	S-1	3.9	08/11/2008
10.1	Dais Analytic Corporation 2000 Incentive Compensation Plan	S-1	10.1	08/11/2008
10.2	Form of Employee Non-Disclosure and Non-Compete Agreement	S-1	10.2	08/11/2008
10.3	Form of Secured Patent Agreement (Financing)	S-1	10.11	08/11/2008
10.4	Dais Analytic Corporation 2009 Long Term Incentive Plan	DEF 14A	A	10/09/2009
10.5	Executive Compensation Agreement dated April 11, 2011, by and between Dais Analytic Corporation and Timothy N. Tangredi	S-1/A	10.17	04/13/2011
10.6	Executive Compensation Agreement dated September 14, 2011, by and between Dais Analytic Corporation and Timothy N. Tangredi	8-K	10.1	09/15/2011
10.7	Executive Compensation Agreement dated January 11, 2012, by and between Dais Analytic Corporation and Timothy N. Tangredi	S-1/A	10.28	01/13/2012
10.8	Executive Compensation Agreement dated February 27, 2015, by and between Dais Analytic Corporation and Timothy N. Tangredi	8-K	10.1	03/05/2015
10.10	Securities Purchase Agreement dated October 21, 2014, by and between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd.	8-K	10.1	01/27/2014
10.11	Distribution Agreement dated April 24, 2014, by and between Dais Analytic Corporation and Soex (Hong Kong) Industry & Investment Co., Ltd.	8-K	10.1	04/28/2014
10.12	Loan and Security Agreement dated June 24, 2016, by and between Dais Analytic Corporation and Patricia K. Tangredi	8-K	10.1	06/28/2016
10.13	Amendment to Senior Secured Promissory Note dated September 7, 2016 by and between Dais Analytic Corporation and Patricia K. Tangredi	8-K	10.1	10/28/2016
10.14	Second Amendment to Senior Secured Promissory Note dated October 30, 2016 by and between Dais Analytic Corporation and Patricia K. Tangredi	10-Q	10.1	11/14/2016
10.15	Employment Agreement dated August 17, 2015, by and between Dais Analytic Corporation and Brian C. Johnson.
14.1	Code of Ethics of Dais Analytic Corporation	10-K	14.1	3/31/2009
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAIS CORPORATION

Date: May 30, 2023	By:	/s/ Tim Tangredi
Tim Tangredi
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signatures	Title	Date

/s/ Tim Tangredi	Chairman of the Board,	May 30, 2023
Tim N. Tangredi	Chief Executive Officer and Director

/s/ Robert W. Schwartz	Director	May 30, 2023
Robert W. Schwartz

/s/ Ira William McCollum, Jr.	Director	May 30, 2023
Ira William McCollum, Jr.

/s/ Eliza Xuan Wang	Director	May 30, 2023
Eliza Xuan Wang

Dais Corporation

(Formerly Dais Analytic Corporation)

Financial Statements

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dais Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dais Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
May 30, 2023

 DAIS CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$27,412	$773,423
Accounts receivable, net	258,708	51,917
Inventory	294,472	72,067
Prepaid expenses	25,871	32,637
Total Current Assets	606,463	930,044
Property and equipment, net	32,400	13,353
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	150,048	152,924
Total Other Assets	154,828	157,704
TOTAL ASSETS	$793,691	$1,101,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $298,903 and $282,729 at December 31, 2022 and 2021, respectively	$1,401,934	$922,305
Accrued expenses, other, including interest due to related party of $3,031,112 and $2,153,723 at December 31, 2022 and 2021, respectively	4,018,588	2,945,918
Accrued compensation and related benefits	2,281,414	2,208,692
Customer deposits	305,957	35,306
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	30,000	30,000
Notes payable to related parties	2,410,499	2,174,897
Current portion of deferred revenue	248,656	298,656
Note payable - due within one year	376,000	376,000
Convertible notes payable, net of unamortized discount and debt costs of $68,219 and $1,437,838, respectively	1,986,631	194,162
Total Current Liabilities	13,074,679	9,200,936
Notes payable - due after one year	150,000	272,340
Total Liabilities	13,224,679	9,473,276
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 6,130,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Preferred stock, Series C; $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series D; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series E; $0.01 par value; 250,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series F; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 10,619,331 and 9,415,425 shares issued and 10,618,702 and 9,414,796 shares outstanding at December 31, 2022 and 2021, respectively	106,193	94,154
Common stock to be issued, 1,000,000 and no shares, respectively	10,000	-
Capital in excess of par value	51,189,596	50,818,885
Accumulated deficit	(62,274,665)	(57,823,102)
	(10,968,876)	(6,910,063)
Treasury stock at cost, 629 shares at December 31, 2022 and 2021, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(12,430,988)	(8,372,175)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$793,691	$1,101,101

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

REVENUE
Sales	$1,077,058	$372,506
Royalty and license fees	50,000	50,000
	1,127,058	422,506

COST OF GOODS SOLD	977,518	267,837

GROSS MARGIN	149,540	154,669

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $89,617 for the years ended December 31, 2022 and 2021, respectively	328,480	133,808
Selling, general and administrative	1,668,389	1,958,560
TOTAL OPERATING EXPENSES	1,996,869	2,092,368

LOSS FROM OPERATIONS	(1,847,329)	(1,937,699)

OTHER INCOME (EXPENSE)
Interest expense	(2,728,360)	(2,065,593)
Loss on legal judgement	-	(382,664)
Forgiveness of debt income	124,126	146,685
Change in fair value of derivative	-	2,241,678
Gain on extinguishment of debt	-	1,148,554
TOTAL OTHER INCOME (EXPENSE), NET	(2,604,234)	1,088,660

NET LOSS	$(4,451,563)	$(849,039)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.43)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,448,440	5,734,795

See accompanying Notes to Financial Statements

DAIS CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Common	Capital In
	Preferred		Common		Stock	Excess			Total
	Stock Shares	Amount	Stock Shares	Amount	to be issued	of Par Value	Accumulated Deficit	Treasury Stock	Stockholders' Deficit
Balance - December 31, 2020	10	$-	278,757	2,788	$-	$45,976,660	$(56,974,063)	$(1,462,112)	$(12,456,727)
Shares and warrants issued for services	-	-	2,100,000	21,000	-	730,457	-	-	751,457
Shares and warrants issued for settlement of debt	-	-	7,036,668	70,366	-	2,616,768	-	-	2,687,134
Warrants issued with debt	-	-	-	-	-	1,405,000	-	-	1,405,000
Beneficial conversion feature of debt	-	-	-	-	-	90,000	-	-	90,000
Net loss	-	-	-	-	-	-	(849,039)	-	(849,039)
Balance - December 31, 2021	10	-	9,415,425	94,154	-	50,818,885	(57,823,102)	(1,462,112)	(8,372,175)
Shares issued for conversion of debt and finance cost	-	-	927,500	9,275	-	83,475	-	-	92,750
Cashless exercise of warrants	-	-	1,276,406	12,764	-	(12,764)	-	-	-
Shares cancelled - to be reissued	-	-	(1,000,000)	(10,000)	10,000	-	-	-	-
Beneficial conversion feature of debt	-	-	-	-	-	300,000	-	-	300,000
Net loss	-	-	-	-	-	-	(4,451,563)	-	(4,451,563)
Balance - December 31, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(62,274,665)	$(1,462,112)	$(12,430,988)

See accompanying Notes to Financial Statements

DAIS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,451,563)	$(849,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred debt issue costs	9,112	1,888
Depreciation and amortization	28,977	21,574
Stock based compensation	750	751,457
Change in fair value of derivative liability	-	(2,241,678)
Forgiveness of debt	(122,340)	(146,685)
Non-cash interest expenses	-	124,290
Amortization of debt discount	1,660,507	324,264
Gain on extinguishment of debt	-	(1,148,554)
(Increase) decrease in:
Accounts receivable	(206,791)	(51,415)
Inventory	(222,405)	(6,411)
Other receivables	-	6,169
Prepaid expenses/Other assets	6,766	(1,967)
Increase (decrease) in:
Accounts payable	479,629	(62,180)
Accrued expenses	1,145,392	2,052,318
Customer deposits	270,651	(7,803)
Deferred revenue	(50,000)	(50,000)
Net cash used in operating activities	(1,451,315)	(1,283,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(28,035)	(11,541)
Increase in patent costs	(17,113)	(18,217)
Net cash used in investing activities	(45,148)	(29,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	482,800	49,297
Repayment of notes payable - related parties	(247,198)	-
Proceeds from notes payable	514,850	2,112,340
Advance payment for note payable	-	15,000
Advance payment on purchase of common stock	-	30,000
Repayments of notes	-	(156,200)
Net cash provided by financing activities	750,452	2,050,437

Net increase (decrease) in cash	(746,011)	736,907
Cash, beginning of period	773,423	36,516
Cash, end of period	$27,412	$773,423
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$744
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock and warrants upon settlement of notes and accrued interest	$-	$2,687,134
Issuance of common stock upon conversion of notes	$92,750	$-
Notes and accrued interest settled with common stock and warrants	$-	$2,107,414
Derivative liability extinguished	$-	$1,728,274
Relative fair value of warrant, recorded as debt discount	$59,998	$1,405,000
Beneficial conversion feature of convertible debt	$240,002	$90,000
Common stock to be issued for finance cost, accrued and recorded as debt discount	$-	$120,990
Original issued discount, deducted from proceeds and recorded as debt discount	$-	$137,000
Debt costs deducted from proceeds of note	$-	$11,000
Initial debt discount at issuance of notes	$300,000	$1,752,990

See accompanying Notes to Financial Statements

Dais Corporation

Notes to Financial Statements

Years Ended December 31, 2022 and 2021

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

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated a net loss of $4,451,563 and has incurred significant losses since inception. As of December 31, 2022, the Company has an accumulated deficit of $62,274,665, total stockholders’ deficit of $12,430,988, negative working capital of $12,468,216 and cash and cash equivalents of $27,412. The Company used $1,451,315 and $1,283,772 of cash for operations during the years ended December 31, 2022, and 2021, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

1.

The Company guided by its Financial Advisors is actively working with targeted third parties who have or are interested in licensing, purchasing the rights to, or establishing a joint venture to commercialize applications of the Company’s technology;

2.

The Company continues to seek capital from key strategic and/or government (grant) related sources. These sources may, pursuant to any agreements that may be developed in conjunction with such funding, assist in the product definition and design, roll-out, and channel penetration of products;

3.

The Company is actively working with newer investors, private equity companies, purchase order financing parties, and its existing debt holders to restructure its existing debt and obtain short and long-term working and growth capital; and,

4.

The Company may license or sell an asset to fund its continued growth as it is clear to management the market for the Company’s  product innovations has changed in a positive way as demonstrated by the interest the Company’s nano-material and applications in certain markets.

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts has roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing/fixing convertible debt transactions (recently found to be ‘criminally usurious - (Adar v. Geneysy, LLC) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation the Company is seeking affordable public, and non-public, growth resources, with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

2.	The Senior Secured Note Holder has advised Management it is exploring its options to resolve the long standing unpaid – and growing debt by the Company.

3.	Ventilation is regularly recommended as one of the solutions to Covid related mitigation and the market awareness for the ConsERV product(s) is increasing and lead activity is encouraging.

4.

We believe our current cash position and our projected ability to obtain additional sources of growth capital, and to generate sustainable cash flow from operations and investments into 2023 is improving yet remains challenged.

We believe the Company’s prospects to secure growth funding are good. The company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment  having improved performance and pricing to a growing independent sales channel through-out  North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long term business relationship  with a well-known, multi-national corporation interested in using the Company’s products for its own and third-party use.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at December 31, 2022 and 2021, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the years ended December 31, 2022 and 2021. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $50,000 for each of the years ended December 31, 2022 and 2021.

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

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a License and Supply Agreement (the “Agreement”), effective December 21, 2017. Pursuant to the Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of energy recovery ventilators (“ERV”) and certain other HVAC systems for installation in commercial, residential, or industrial buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the Agreement. Menred will also pay royalties, as defined, to the Company on a quarterly basis, based on price and production volume as provided by Menred. No royalties are due within the first year of the Agreement. Also pursuant to the Agreement, the Company is required to purchase a certain amount of Product from Menred.  The Agreement has a ten-year term with mutually agreed upon five-year extensions.

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had uninsured balances of approximately $0 and $483,000 at December 31, 2022 and 2021, respectively. The Company has never experienced any losses related to these balances. The Company does not have any cash equivalents at December 31, 2022 and 2021.

Accounts receivable - Accounts receivable consist primarily of receivables from the sale of the Company’s ERV products and royalties due under license and supply agreements. The Company regularly reviews accounts receivable for any bad debts based on an analysis of the Company’s collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s review of accounts receivable, no allowance for doubtful accounts was deemed necessary at December 31, 2022 and 2021, respectively.

Concentrations - At December 31, 2022, two customers accounted for 76% of accounts receivable. For the year ended December 31, 2022, four customers accounted for 74% of total revenue. For the year ended December 31, 2021, three customers accounted for 73% of total revenue.

Other receivables - Other receivables consist primarily of receivables from the U.S. Department of Defense (See Note 3 - Research and development expenses and funding proceeds). The Company prepares invoices as it meets funding program milestones. There were no such receivables at December 31, 2022 and 2021.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At December 31, 2022 and 2021 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At December 31, 2022 and 2021, the Company had $269,083 and $59,631 of raw materials, $5,997 and $1,844 of in-process inventory and $269,083 and $10,592 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at December 31, 2022 and 2021, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation and amortization expense was $8,988 and $2,689 for the years ended December 31, 2022 and 2021, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2022 or 2021.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $19,989 and $18,885 for the years ended December 31, 2022 and 2021, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $20,000 per year for the next five years and thereafter.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company estimates the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the asset values are recoverable. The Company did not recognize impairment on its long-lived assets during the years ended December 31, 2022 or 2021.

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

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $328,480 and $223,425 for the years ended December 31, 2022 and 2021, respectively. The Company accounts for proceeds received from government funding’s for research as a reduction in research and development costs. The Company recorded proceeds against research and development expenses on the Statements of Operations of $0 and $89,617 for the years ended December 31, 2022 and 2021, respectively.

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

Warranties - The Company offers a limited warranty generally ranging from one to three years, A provision for product warranties has been recorded at December 31, 2022 and 2021. The Company has not incurred any warranty expense in either 2022 or 2021.

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

There were no grants in 2022 or 2021.

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

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the year ended December 31, 2021:

December 31,
2021
Balance, beginning of year	$3,845,662
Additions	124,290
Extinguished derivative liability	(1,728,274)
Change in fair value of derivative liabilities	(2,241,678)
$-

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

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 30,212,831 and 32,526,731 were excluded from the computation of diluted earnings per share for the years ended December 31, 2022 and 2021, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Furniture and fixtures	$20,966	$20,966
Computer equipment and software	31,581	21,761
Demonstration equipment	92,733	92,733
Office and lab equipment	310,902	295,987
Leasehold improvements	14,808	14,808
Property and equipment, gross	470,990	446,255
Less accumulated depreciation	438,590	432,902
Property and equipment, net	$32,400	$13,353

Note 5. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	December 31,
	2022	2021
Accrued expenses, other	$673,270	$274,146
Accrued interest	3,253,787	2,197,577
Accrued warranty costs	91,531	91,531
	$4,018,588	$2,945,918

Note 6. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $58,333 and $58,015 for the years ended December 31, 2022 and 2021, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of December 31, 2022 and 2021 of $2,140,687 and $2,071,380, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended December 31, 2022, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $5,429,661 and $4,317,270 (including fees and other expenses) at December 31, 2022 and 2021, respectively. We received advances aggregating $482,800 and $49,297 during 2022 and 2021, respectively, and repaid $247,198 during 2022. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

(i)	The date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or November 1, 2021, which as of the date of filing, has expired.
(ii)

The Holder has not declared the Note in Default as the Parties have reached terms to address several issues including the extension of the Maturity Date (the “Maturity Date”). The parties have agreed to new language to solve this matter with the plan to have it complete no later than April 30, 2023.

(iii)	The Company has recorded interest expense of $876,789 and $1,473,884 for the years ended December 31, 2022 and 2021, respectively.
(iv)	Accrued interest was $3,029,162 and $2,152,373 at December 31, 2022 and 2021, respectively.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $600 for each of the years ended December 31, 2022 and 2021. Accrued interest was $1,950 and $1,350 at December 31, 2022 and 2021, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

On April 29, 2022, the Company received a loan of $100,000 from its Chief Executive Officer. This was repaid in full on May 17, 2022.

On February 27, 2015, the Company, and Tim N. Tangredi, the Company’s Chief Executive Officer entered an amendment (the “Tangredi Employment Agreement Amendment”) to Mr. Tangredi’s Amended and Restated Employment Agreement. Currently, the Company has non-interest-bearing accrued compensation due to the Chief Executive Officer for deferred salaries earned and unpaid as described above. The Tangredi Employment Agreement Amendment provides that, if at any time during a calendar year, the unpaid compensation is greater than $500,000, Mr. Tangredi must convert $100,000 of unpaid compensation into the Company’s common stock during such calendar year. The conversion rate shall be equal to 75% of the average closing price for the Company’s common stock for the 30 trading days prior to the date of conversion. The Company shall also pay to Mr. Tangredi a cash payment equal to 20% of the compensation income incurred because of the change. The Company has waived the conversion requirement from 2015 to the present.

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

On January 27, 2022, the Board approved the distribution of Series F Convertible Preferred Warrants to Board members, the Dais Team, and those contractually bound to receive these warrants on January 27, 2022.  These new Series were approved by NYS Division of Corporations on March 23, 2022.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 7. Equity Transactions

Preferred Stock

On December 31, 2022 and 2021, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

The Holder (as defined in the Class A Preferred Stock certificate of designations) of the Class A Preferred Stock may convert all or part of the outstanding and unpaid Stated Amount (as defined in the Class A Preferred Stock certificate of designations) into fully paid and non-assessable shares of the Company’s common stock at the Conversion Price (as defined in the Class A Preferred Stock certificate of designations). The number of shares receivable upon conversion equals the Stated Amount divided by the Conversion Price. The Conversion Price shall be equal to 75% of the average closing price for the 30 trading days prior to the election to convert. At no time will the Company convert any of the Stated Amount into common stock if that would result in the Holder beneficially owning more than 49% of the sum of the voting power of the Company’s outstanding shares of common stock plus the voting power of the Class A Preferred Stock. No shares of Class A Preferred Stock have been issued.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Equity issuances within these various classes was to take place during the 4th quarter of 2022 now reset for 1Q of 2023.

Common Stock

At December 31, 2022, and 2021, the Company’s Board of Directors authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

2021 Common Stock Transactions:

During the nine months ended September 30, 2021, the Company issued 7,036,668 shares of common stock and 3,576,733 common stock purchase warrants in settlement of convertible notes payable and related accrued interest. The shares were valued at $1,829,534 and the warrants were valued at $857,600. Of these warrants, 3,266,733 expired during 2022, and 310,000 were exercised on a cashless basis into 203,103 shares of common stock in 2022.

During the year ended December 31, 2021, the Company issued 2,100,000 shares of common stock, valued at $567,000, for services.

Options and Warrants

In January 2021, outstanding Options and Warrants held by Employees, Board Members and the Company’s Secured Note Holder were surrendered by Holders to the Company.

The 3,576,733 warrants issued in 2021 in connection with the settlement of debt described in Note 8 have an exercise price of $0.30 per share and expired if unexercised on June 30, 2022. The fair value of the warrants was $857,600, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.05%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 367%; and (4) an expected life of 11.5 months. Of these warrants, 3,266,733 expired during 2022, and 310,000 were exercised on a cashless basis into 203,103 shares of common stock in 2022.

During the three months ended June 30, 2021, the Company issued 700,000 warrants for services. The warrants have an exercise price of $0.05 per share and expired on May 18, 2022. The fair value of the warrants was $184,457, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.06%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 376%; and (4) an expected life of 1 year. The 700,000 warrants were exercised on a cashless basis into 676,666 shares of common stock in 2022.

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

During the fourth quarter of 2021, the Company issued 10,463,332 warrants in connection with convertible notes in the aggregate amount of $1,412,000. The warrants have an exercise price of $0.15 per share and expire five years from the dates of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The Company recorded debt discount of $1,295,000 related to the warrants, limited to the proceeds received. Of these warrants, 500,000 were exercised on a cashless basis into 396,667 shares of common stock in 2022.

In connection with a convertible note issued in September 2022, the Company has issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027. The relative fair value of the warrant was $59,998, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 360%; and (4) an expected life of 5 years.

Note 8. Convertible Notes Payable and Exchange Program

Debt to Equity Exchange Program

In the period from June 2017 through the end of December 2019, the Company entered eight Convertible Note Holder agreements with eight Note Holders totaling, with all fees, interest, and principal, $2,008,812 as of December 31, 2020. The notes were not considered to be in default and were being renegotiated at March 31, 2021. Subsequently, as of May 31, 2021, each Convertible Noteholder received their fees, interest, and principal totaling $2,107,414 in shares of Common stock of the Company (at $0.030 per share) with 50% warrant coverage (1 year cash warrant with a strike price of 0.30). All documents were executed by June 30, 2021, with all equity/warrants issued by July 31, 2021. The Company issued 7,036,668 Common shares, and 3,576,733 Warrant shares in this transaction. All unexercised warrants expired as of May 15, 2022 per the terms and conditions of the Warrant document.

2022 Convertible Notes

On December 12, 2022, the Company entered a convertible promissory note in the amount of $40,000. The note matures on the earlier of June 12, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures on the earlier of May 4, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. In connection with this note, the Company has issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027. The relative fair value of the warrant was $59,998, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.37%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 360%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $40,002. Amortization of discount was $31,781 for the year ended December 31, 2022.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes. The discount will be amortized to interest expense over the six-month term of the notes, and $200,000 was amortized during the year ended December 31, 2022, respectively.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC. The note matured on September 20, 2022 and bears interest at 8% per year. The Company received proceeds of $197,000, after deduction of $20,000 of original issue discount and $3,000 of costs. In connection with this note, the Company has issued a warrant to purchase 1,466,666 shares of common stock to the lender. The warrant has an exercise price of $0.15 per share and expires on September 21, 2026. The relative fair value of the warrant was $110,000, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 389%; and (4) an expected life of 5 years. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a beneficial conversion feature of $90,000. Amortization of discount and costs was $160,071 and $62,929 for the years ended December 31, 2022 and 2021, respectively. The note matured on September 20, 2022. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward.  It is expected an agreement will be reached in the fourth quarter of 2022.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes mature one year from issuance and bear interest at 8% per year. The Company received proceeds of $1,287,000, after deduction of $117,000 of original issue discount and $8,000 of costs. In connection with the notes, the Company has issued warrants to purchase 10,463,332 shares of common stock to the lenders. The warrants have an exercise price of $0.15 per share and expire five years from the date of issuance. The relative fair value of the warrants was $1,366,127, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 0.84% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 386% - 389%; and (4) an expected life of 5 years. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. A total of $1,412,000 has been recorded as debt discount, and 8,000 has been recorded as deferred debt costs. The discount and costs will be amortized to interest expense over the term of the notes Amortization of discount and costs was $1,236,089 and $142,233 for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s convertible promissory notes at December 30, 2022, and 2021 are as follows:

	December 31, 2022	December 31, 2021
Convertible notes payable, bearing interest at 8-10%	$2,054,850	$1,453,960
Unamortized debt discount	(68,219)	(1,428,726)
Unamortized deferred debt issuance cost	-	(9,112)
Total	1,986,631	194,162
Current portion	$1,986,631	$194,162

Note 9. Notes Payable

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and bears interest at 10% per year. The note was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at December 31, 2022. The shares to be issued have been valued at $120,990, which has been recorded as debt discount. The discount has been fully amortized in 2021. The value of the shares has been included in accrued expenses at December 31, 2022.

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

The Company has recorded additions to the derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions totaled $124,290 for the year ended December 31, 2021 and were charged to interest expense.

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

There were no stock options issued during the years ended December 31, 2022 and 2021.

The following summarizes the information relating to outstanding stock options activity during 2022 and 2021:

	Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	9,876	$230.18	4.8	$
Granted	-	-
Forfeited or expired	9,876)	230.18
Outstanding at December 31, 2020	-	-		$
Granted	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2021	-	$-		$
Exercisable at December 31, 2021	-	$-		$

There was no stock compensation expense related to options for the years ended December 31, 2022 and 2021.

Warrants

At December 31, 2022, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements and consulting agreements. Information relating to these warrants is summarized as follows:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants at December 31, 2020	239,125	8.7	$3.41
Granted	16,206,731		0.18
Forfeited or expired	(239,125)		3.41
Warrants at December 31, 2021	16,206,731	3.8	$0.18
Granted	1,000,000		0.30
Exercised	(1,510,000)		0.13
Forfeited or expired	(3,266,733)		0.30
Warrants at December 31, 2022	12,429,998	4.0	$0.16

Note 12. Deferred Revenue

In December 2017, the Company and Zhejiang MENRED Environmental Tech Co, Ltd., Zhejiang Province, China (“Menred”), entered into a royalty bearing License and Supply Agreement (the “License and Supply Agreement”), effective December 21, 2017. Pursuant to the License and Supply Agreement, the Company licensed certain intellectual property and improvements to Menred, for use in the manufacture and sale of certain product types sold by Menred mostly for installation in buildings in China. Menred also agreed to purchase its requirements of certain products from the Company for Menred’s use, pursuant to the terms and conditions of the License and Supply Agreement. Also pursuant to the License and Supply Agreement, each year the Parties have minimum sales commitments of each other’s products. The License and Supply Agreement has a ten-year term with mutually agreed upon five-year extensions. The parties began a renegotiation of the terms and conditions of this agreement in December of 2022.

The Company recognized license revenue of $50,000 for each of the years ended December 31, 2022, and 2021. Deferred revenue for the agreement was $248,656 and $298,656 at December 31, 2022 and 2021, respectively. The Company recognized royalty revenue of $0 for the years ended December 31, 2022 and 2021.

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

The Company will vigorously defend itself against this Order, as well as move on all possible avenues open to it to stop, what Management believes is an on-going misuse of the Company’s core Intellectual Property. The Company believes - based on the content of the Order and other admissions and actions on the part of others - it has a chance to prevail in an appeal to the benefit of the Company and its shareholders.

Accounts Payable

The firms below have pursued legal action against the Company to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over a period of time” payment plan. To date the Company has one agreement in place with SoftinWay.

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line (1)	$13,575.95	No	Yes
Power Plant Services (2)	$85,199.11	No	Yes
Softinway (3)	$3,350.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$112,459.06

Footnotes for Accounts Payable Table

1.

This action moved towards settlement in December of 2022 and completing in March of 23, 2023. The sum the creditor froze $28,781 of the Company’s funds at the Company’s bank, the parties discussed the matter. The sum owed was agreed to be $17,212 including principle, interest, court costs and legal fees. The agreed sum ($17,212) is in the process of being deducted from the withheld sum at the company's bank. from the withheld $28,781.

2.

The sum the creditor froze $4,700 of the Company’s funds at the Company’s bank. The company is exploring post judgement relief options/taking steps to ensure that Secured Noteholders priority is protected and to negotiate an acceptable repayment plan.

3.	The original balance of approximately $24,165 has been consistently paid down per a verbal repayment agreement.

Note 14. Income Taxes

The Company had, subject to limitation, approximately $24.7 million of net operating loss carryforwards at December 31, 2022, of which approximately $18.4 million will expire at various dates beginning in 2021 through 2037. In addition, the Company has research and development tax credits of approximately $409,000 at December 31, 2022 available to offset future taxable income, which will expire from 2030 through 2040. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $200,000 and decreased by approximately $323,000 for the years ended December 31, 2022 and 2021, respectively. Significant components of deferred tax assets and liabilities are as follows:

	2022	2021
Deferred revenue	$63,000	$76,000
Depreciation	(5,000)	1,000
Accrued compensation	568,000	550,000
Research and development credit	409,000	378,000
Accrued warranty and interest expense	786,000	564,000
Net operating loss carryforward	6,256,000	6,308,000
Valuation allowance	(8,077,000)	(7,877,000)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.3)	(4.3)
Permanent differences	21.5	65.2
Change in valuation allowance	3.8	(39.9)
Provision for income taxes	0.0%	0.0%

As of December 31, 2022, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited because of the ownership change percentages during 2022 and prior years. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

Income tax returns remain open by statue, generally for the years 2019 through 2022.

Note 15. Subsequent Events

The following material events occurred after December 31, 2022, and as such this requires recognition or disclosure in the financial statements:

1.

Litigation – SOEX: In early 2023, the Company learned two members of the former Transtech management team allegedly have established two companies to compete with the large Swiss entity still using Dais IP. This is new to the Company and its legal counsel. It is formulating a plan to pursue this matter to the ultimate satisfaction of the Dais shareholders. We remain confident with appropriate counsel the Company will prevail in its reformatted approach to this matter.

2.

Financing; During the first quarter of 2023 the Company borrowed from the PKT Strategic Technologies, LLC, Senior Note Holder under the same terms and conditions as the existing sums of money which have been loaned to the Company since June 16, 2016 with principal and interest on these sums for this period remaining to be repaid, the Company increased the amount of its debt to the Senior Note Holder by borrowing $66,000, and $592,960.

3.

Financing: During the first quarter of 2023 the company borrowed $350,000 from a related party, but it was repaid in full during the same period. There were no fees or interest incurred. The Company issued 500,000 shares of common stock as part of this agreement.

4.

Financing: In March of 2022 the NYS Department of Corporation approved the issuance of Series C, D, E, and F of preferred convertible warrant stock. Series C and E have been issued as outlined in previous reporting. Series D is pending. Series F, for Board members, company employees and those contractually bound to receive these shares, is in the process of being issued.

5.

Financing: The company filed a Temporary Restraining Order against four convertible note holders over the terms of its conversion from debt to equity these convertible noteholders. The judge met with the Parties on May 1. It was decided at the conclusion of this meeting to cancel the request for the TRO. More effective tactics are projected to be deployed by the Company to address areas of concern coved in the TRO application.

6.

Repayment: In March of 2023 the judgment against the company for Old Dominion Trucking was satisfied. The creditor froze $28,781 of the Company’s funds at the Company’s bank, the parties discussed the matter. The sum owed was agreed to be $17,212 including principle, interest, court costs and legal fees. On May 1, 2023, the Company’s bank refunded the additional $11,444 held.

7.

Share issuances: During the first quarter of 2023, the company issued a total of 9,530,034 shares comprising of:

•         2,750,939 shares issued for consulting services;

•         4,501,959 shares issued for notes payable conversions;

•         1,200,000 shares issued as part of obligations in 2022 previously disclosed;

•         500,000 shares issued for the $350,000 related party note mentioned in the 3rd subsequent event item and;

•         577,500 shares issued for warrant exercises

8.	Financing: During April 2023, the company received a total of $168,950 from convertible notes payable.

No other material events have occurred after December 31, 2022, requiring recognition or disclosure in the financials.

