Form 10-Q
period 2023-03-31
DAIS Corp
filed 2023-06-28
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

There were 20,149,365 shares of the Registrant’s $0.01 par value common stock outstanding as of June 28, 2023.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 DAIS CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$37,149	$27,412
Accounts receivable, net	127,616	258,708
Inventory	336,492	294,472
Prepaid expenses	18,990	25,871
Reimbursements receivable	36,743	-
Total Current Assets	556,990	606,463
Property and equipment, net	31,493	32,400
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	148,045	150,048
Total Other Assets	152,825	154,828
TOTAL ASSETS	$741,308	$793,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $310,192 and $298,903 at March 31, 2023 and December 31, 2022, respectively	$1,180,553	$1,401,934
Accrued expenses, other, including interest due to related party of $3,315,152 and $3,031,112 at March 31, 2023 and December 31, 2022, respectively	4,341,058	4,018,588
Accrued compensation and related benefits	2,311,812	2,281,414
Customer deposits	306,077	305,957
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	-	30,000
Notes payable to related parties	3,069,458	2,410,499
Current portion of deferred revenue	236,156	248,656
Note payable - due within one year	376,000	376,000
Convertible notes payable, net of unamortized discount and debt costs of $43,562 and $68,219, respectively	1,867,536	1,986,631
Total Current Liabilities	13,703,650	13,074,679
Notes payable - due after one year	150,000	150,000
Total Liabilities	13,853,650	13,224,679
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 6,130,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series C; $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series D; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series E; $0.01 par value; 250,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series F; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 18,691,770 and 10,619,331 shares issued and 18,691,141 and 10,618,702 shares outstanding at March 31, 2023 and December 31, 2022, respectively	186,918	106,193
Common stock to be issued, 1,500,000 and 1,000,000 shares, respectively	147,000	10,000
Capital in excess of par value	52,294,620	51,189,596
Accumulated deficit	(64,278,767)	(62,274,665)
	(11,650,229)	(10,968,876)
Treasury stock at cost, 629 shares at March 31, 2023 and December 31, 2022, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(13,112,341)	(12,430,988)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$741,309	$793,691

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

REVENUE
Sales	$288,557	$43,195
Royalty and license fees	12,500	12,500
Revenue	301,057	55,695

COST OF GOODS SOLD	269,343	52,440

GROSS MARGIN	31,714	3,255

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $0 for the three months ended March 31, 2023 and 2022, respectively	134,135	64,873
Selling, general and administrative	379,400	425,276
TOTAL OPERATING EXPENSES	513,535	490,149

LOSS FROM OPERATIONS	(481,821)	(486,894)

OTHER INCOME (EXPENSE)
Interest expense	(675,040)	(595,636)
Loss on conversion of debt	(847,241)	-
TOTAL OTHER INCOME (EXPENSE), NET	(1,522,281)	(595,636)

NET INCOME (LOSS)	$(2,004,102)	$(1,082,530

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,394,933	9,414,796

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be	Capital In Excess of Par	Accumulated	Treasury
	Shares	Amount	Shares	Amount	issued	Value	Deficit	Stock	Total
Balance - December 31, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(62,274,665)	$(1,462,112)	$(12,430,988)
Reissuance of cancelled shares	-	-	1,000,000	10,000	(10,000)	-	-	-	-
Shares issued for conversion of debt and finance cost	-	-	5,344,939	53,450	-	951,404	-	-	1,004,854
Shares to be issued for finance cost	-	-	-	-	196,000	-	-	-	196,000
Shares issued for finance cost	-	-	500,000	5,000	(49,000)	44,000	-	-	-
Cashless exercise of warrant	-	-	577,500	5,775	-	(5,775)	-	-	-
Shares issued for cash	-	-	200,000	2,000	-	28,000	-	-	30,000
Shares issued for services	-	-	450,000	4,500	-	9,000	-	-	13,500
Warrants issued as financing cost	-	-	-	-	-	78,395	-	-	78,395
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	(2,004,102)	-	(2,004,102)
Balance - March 31, 2023	10	$-	18,691,770	$186,918	$147,000	$52,294,620	$(64,278,767)	$(1,462,112)	$(13,112,341)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Stock	Total
Balance - December 31, 2021	10	$-	9,415,425	$94,154	$-	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,082,530)	-	(1,082,530)
Balance - March 31, 2022	10	$-	9,415,425	$94,154	$-	$50,818,885	$(58,905,632)	$(1,462,112)	$(9,454,705)

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,004,102)	$(1,082,530)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,605	6,682
Stock based compensation	13,500	-
Non-cash interest expenses	317,695	-
Amortization of debt discount	24,657	405,123
Loss on conversion of debt	847,241	-
(Increase) decrease in:
Accounts receivable	131,092	29,080
Inventory	(42,020)	(43,207)
Reimbursements receivable	(36,743)	-
Prepaid expenses/Other assets	6,881	(54,698)
Increase (decrease) in:
Accounts payable	(221,381)	4,400
Accrued expenses	361,477	43,342
Customer deposits	120	46,001
Deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(606,478)	(658,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,675)	(26,435)
Increase in patent costs	(3,020)	(8,049)
Net cash used in investing activities	(4,695)	(34,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	970,910	-
Repayment of notes payable - related parties	(350,000)	-
Net cash provided by financing activities	620,910	-

Net increase (decrease) in cash	9,737	(692,791)
Cash, beginning of period	27,412	773,423
Cash, end of period	$37,149	$80,632
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$154,398
NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes	$1,004,853	$-
Notes and accrued interest settled with common stock	$152,362	$-
Common stock issued, proceeds received in prior year	$30,000	$-
Fair value of warrant, recorded as finance cost	$78,395	$-
Common stock to be issued for finance cost	$196,000	$-
Finance cost deducted from related party note	$38,050	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

March 31, 2023 and 2022

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2023.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2023, the Company generated a net loss of $2,004,102 and has incurred significant losses since inception. As of March 31, 2023, the Company has an accumulated deficit of $64,278,767, total stockholders’ deficit of $13,112,341, negative working capital of $13,146,660 and cash and cash equivalents of $37,149. The Company used $606,478 and $658,307 of cash for operations during the three months ended March 31, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts has roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing/fixing convertible debt transactions (recently found to be ‘criminally usurious - (Adar Bays, LLC v. GeneSYS ID, Inc.) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation the Company is seeking affordable public, and non-public, growth resources, with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for equipment the type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic. On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel through-out North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long-term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at March 31, 2023 and December 31, 2022, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three months ended March 31, 2023 and 2022, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended March 31, 2023 and 2022, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at March 31, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances. The Company does not have any cash equivalents at March 31, 2023 and December 31, 2022.

Concentrations - At March 31, 2023, four customers accounted for 85% of accounts receivable. At December 31, 2022, two customers accounted for 76% of accounts receivable. For the three months ended March 31, 2023, four customers accounted for 55% of total revenue. For the three months ended March 31, 2022, four customers accounted for 83% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At March 31, 2023 and December 31, 2022 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At March 31, 2023 and December 31, 2022, the Company had $303,038 and $269,083 of raw materials, $33,454 and $5,997 of in-process inventory and $0 and $19,392 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at March 31, 2023 and December 31, 2022, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,582 and $1,851 for the three months ended March 31, 2023 and 2022, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2023 or 2022.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $5,023 and $4,831 for the three months ended March 31, 2023 and 2022, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $20,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $134,135 and $64,873 for the three months ended March 31, 2023 and 2022, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded no proceeds against research and development expenses for the three months ended March 31, 2023 and 2022.

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 29,508,645 and 32,526,731 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	March 31,	December 31,
	2023	2022
Accrued expenses, other	$671,649	$673,270
Accrued interest	3,577,878	3,253,787
Accrued warranty costs	91,531	91,531
	$4,341,058	$4,018,588

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. Rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense (including property tax charges) related to this lease of $12,198 and $12,198 for the three months ended March 31, 2023 and 2022, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of March 31, 2023 and December 31, 2022 of $2,166,523 and $2,140,687, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended March 31, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $6,372,511 and $5,429,661 (including fees and other expenses) at March 31, 2023 and December 31, 2022, respectively. We received advances aggregating $658,960 during the three months ended March 31, 2023, and repaid $154,398 during the three months ended March 31, 2022. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

(i)	The date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or November 1, 2021, which as of the date of filing, has expired.
(ii)

The Holder has not declared the Note in Default as the Parties have reached terms to address several issues including the extension of the Maturity Date (the “Maturity Date”). The parties have agreed to new language to solve this matter with the plan to have it complete in the third quarter of 2023.

(iii)	The Company has recorded interest expense of $283,890 and $149,066 for the three months ended March 31, 2023 and 2022, respectively.
(iv)	Accrued interest was $3,313,052 and $3,029,162 at December 31, 2022 and 2021, respectively.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last minute change of plan to assist the Company meet its obligations in a timely manner. This last minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record, and is the lender of the Company's senior secured promissory note and security agreement.  To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023 effective immediately the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership.  The definitive paperwork will be complete in 3Q 2023. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.  This change will be fully reported in 3Q 2023 Form 10Q.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three months ended March 31, 2023 and 2022. Accrued interest was $2,100 and $1,950 at March 31, 2023 and December 31, 2022, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

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

Note 6. Equity Transactions

Preferred Stock

At March 31, 2023 and December 31, 2022, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company; and (iv) Series F Convertible Preferred Stock consisting of 1,500,000 shares which are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Issuances within Series C, and E  were completed earlier in 2023, there has been no need to issue any Series D, and Series F has been agreed to and will be issued in Q3 of 2023.

Common Stock

At March 31, 2023 and December 31, 2022, the Company’s Board of Directors authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2023 Common Stock Transactions

During the three months ended March 31, 2023, an aggregate of 5,344,939 shares of common stock were issued upon the conversion of $143,752 of notes payable, $8,610 of related accrued interest, and $5,250 of fees. The value of the shares issued was $1,004,853, and we recorded a loss on conversion of $847,241.

During 2023, we reissued 1,000,000 shares of common stock that had been cancelled in 2022.

In connection with a loan received in January 2023, we agreed to issue 2,000,000 shares of common stock valued at $196,000, calculated by the open market share value on the date of the grant. As of March 31, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

During March of 2023, we issued 577,500 shares of common stock upon the cashless exercise of 733,333 warrants.

During March 2023, we issued 450,000 shares of common stock, valued at $13,500, for services, calculated by the open market share value on the date of the grant.

During March 2023, we issued 200,000 shares of common stock for cash. The proceeds had been advanced to the Company in December 2021.

2022 Common Stock Transactions

There were no common stock transactions during the three months ended March 31, 2022.

Options and Warrants

In January 2023, the Company issued a warrant to purchase 800,000 shares of common stock, in connection with the amendment of a convertible note. The warrant has a term of five years and has a cash exercise price of $0.10 or a cashless exercise price of $0.20. The fair value of the warrant was $78,395, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.9% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 362%; and (4) an expected life of 5 years.

During March of 2023, 733,333 warrants were exercised on a cashless basis into 577,500 shares of common stock.

Note 7. Convertible Notes Payable

2022 Convertible Notes

On December 12, 2022, the Company entered a convertible promissory note in the amount of $40,000. The Note was amended in January, 2023. The note matures on January 5, 2024 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. As consideration for the amendment, the Company issued a warrant to purchase 800,000 shares of common stock. The warrant has a term of five years and has a cash exercise price of $0.10 or a cashless exercise price of $0.20. The warrant had a value of $78,395, which has been charged to finance cost.

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures on the earlier of May 4, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $24,658 for the three months ended March 31, 2023.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes, which was fully amortized in 2022.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward with an agreement expected during the first quarter of 2023. This did not occur. Please see the section titled “ Subsequent Events” for more information. During the three months ended March 31, 2023, an aggregate of 2,299,000 shares of common stock were issued upon the conversion of $60,000 of notes payable, $8,610 of related accrued interest, and $3,000 of fees. The value of the shares issued was $457,921, and we recorded a loss on conversion of $386,311.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes matured one year from issuance and bear interest at 8% per year. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. During the three months ended March 31, 2023, an aggregate of 3,045,939 shares of common stock were issued upon the conversion of $83,752 of notes payable and $2,250 of fees. The value of the shares issued was $546,932, and we recorded a loss on conversion of $460,930.

The Company’s convertible promissory notes at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Convertible notes payable, bearing interest at 8-10%	$1,911,098	$2,054,850
Unamortized debt discount	(43,562)	(68,219)
Unamortized deferred debt issuance cost	-	-
Total	1,867,536	1,986,631
Current portion	$1,867,536	$1,986,631

Note 8. Notes Payable

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at March 31, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at March 31, 2023 and December 31, 2022.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 16, 2021, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended an additional 12 months. The company received a past due notice dated June 6 , 2023 for $4,386 due since December 12, of 2022 due to an error on the part of the company. The company anticipates the sum will be paid in full during the first part of the 3rd quarter of 2023.

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000.  The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of March 31, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

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

The Company recognized license revenue of $12,500 for each of the three months ended March 31, 2023 and 2022. Deferred revenue for the agreement was $236,156 and $248,656 at March 31, 2023 and December 31, 2022, respectively. The Company recognized royalty revenue of $0 for the three months ended March 31, 2023 and 2022.

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

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line (1)	$13,575.95	No	Yes
Power Plant Services (2)	$85,199.11	No	Yes
SoftinWay (3)	$1,850.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$112,459.06

Footnotes for Accounts Payable Table

1.

This action moved towards settlement in December of 2022 and completing in March of 2023. The sum the creditor froze $28,781 of the Company’s funds at the Company’s bank, the parties discussed the matter. The sum owed was agreed to be $17,212 including principle, interest, court costs and legal fees, and the balance being $11,569 was returned to the company on May 8, 2023

2.

The sum the creditor froze $4,700 of the Company’s funds at the Company’s bank. The company is exploring post judgement relief options/taking steps to ensure that Secured Noteholders priority is protected and to negotiate an acceptable repayment plan. On June 2, 2023, the creditor obtained the frozen $4,700. Discussions are on-going with the creditor to set up a repayment plan.

3.	The original balance of approximately $24,165 has been consistently paid down per a verbal repayment agreement.

Note 11. Subsequent Events

No material events have occurred after March 31, 2023 that requires recognition or disclosure in the financial statements except as follows:

On April 11, 2023 the Company received funding in the amount of $43,950 in the form of a convertible note with terms similar to past notes.

On April 14, 2023 the Company issued a total of 570,000 shares of common stock in exchange for consulting services.

On April 27, 2023 the Company received funding in the amount of $25,000 in the form of a convertible note with terms similar to past notes.

On April 27, 2023 the Company issued 887,595 shares of common stock in relation to conversions on convertible notes payable.

On April 28, 2023 the Company received funding in the amount of $100,000 in the form of a convertible note with terms similar to past notes.

On March 24, 2023 a filing was made in the 2nd  Judicial District  in NY State. The Company named five defendants in an action designed to obtain a temporary restraining order stopping all conversations of convertible notes held by four of the named defendants. Ruling to obtain the order was adjourned by two weeks after the  initial hearing date in the hope the parties could reach an agreement. A second adjournment was issued to May 1, 2023. On May 1, 2023 the Judge denied the temporary restraining order stating the use of Adar Bays v. GeneSYS ID, Inc., and other related  court cases was inappropriate. Subsequently, the case was dismissed. The Company fully intends to use all legal means at its disposal to correct the misappropriation of its equity by convertible note holders.

On May 2, 2023 the Company received notice the garnishment to repay Old Dominion Trucking had been fully satisfied.

On June 2, 2023 the Company receive notice from Alin Machining Company (Power Plant Services) restating the sum owed of $84,681 plus interest from entry of judgement in foreign court (Cook County, IL) on February 11, 2021.

On June 2, 2023 the Company received funding in the amount of $195,000. There is a payment due weekly on this note. To date, the company has repaid $11,259 of the note.

On June 20, 2023 the Company received funding in the amount of $150,000 as an addition to the Senior Secured Note.

As of the day of filing, the Company has repaid $12,000 in interest towards the Senior Secured Note.

No other material events have occurred after March 31, 2023, requiring recognition or disclosure in the financials.

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

COVID-19 World-wide Pandemic

Increased awareness of the benefits of increased ventilation in homes and the workplace have emerged as a primary focus on the prevention of exposure to bacteria and viruses.   The Company is uniquely positioned as its current products are designed to provide a solution to these issues, especially with increased ventilation. Health experts continue to cite increased ventilation as a major factor to battle future outbreaks.  The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing plans to increase product awareness through existing and prospective sales channels.

Climate Change and Carbon Reduction

Countries and corporations around the world are adopting aggressive plans to achieve newly established Carbon Neutral goals by 2030 and 2050. This worldwide effort is attracting attention to innovative technologies which reduce carbon emissions. Management is confident of the successful track record of current products, with a history of increasing the efficiency of HVAC systems and reducing CO2 emissions should drive increased business activity.

Supply Chain Management

Economies around the World are experiencing inflationary pressures which are impacting prices and availability of materials throughout the supply chain. Management is taking a more aggressive strategy to identify a diverse portfolio of suppliers to increase options for materials and parts. The supply and availability of certain components remain sporadic and limited across the supply chain.

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

ConsERVTM

Sales channels for our ConsERV product continue to expand. This energy conservation product typically saves an average of 30% on HVAC operating costs while providing increased amounts of ventilation air. The economic savings typically allow the remainder of the system to be smaller (less expensive) and/or achieve the same results from a reduced run time, reducing carbon dioxide (CO2) emissions from electrical power generation. ConsERV generally attaches onto existing HVAC systems and is useful in both commercial and residential structures to provide improved ventilation air within the structure. In turn, this yields health benefits (reduced COVID-19 exposure, fewer allergy and asthma ‘trigger’ contaminants) and productivity improvements (improvement in cognitive abilities).

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

The Company began engineering for an updated line of ConsERV products in the year 2020 (known as the “N Series”) with new cores and packaged systems that incorporate the Company’s experience with the ERV market. The line was certified by the needed outside agencies and initial market introduction began in the 4th quarter of 2021. We have seen positive market reception to date, and believe based on the N Series performance, price-point, and end-user feedback that the product will continue to be well received in the market. Sales of existing cores and customer systems are expected to continue generating revenue as we increase the number of sales channels for ConsERV. The newer N Series has begun contributing to increasing revenues in the second quarter of 2022 and beyond. Engineering efforts continue to optimize the N Series design for both manufacturing and customer usage.

The Company has increased its product offerings by selling and delivering custom-engineered systems in addition to the N Series. These products are constructed from an aluminum frame-and-panel system that allows ready modification and configuration to match customer requirements, making them well-suited to large projects with a relatively customized HVAC plant. These designs are evolutions of the D, J, and Z Series systems the Company sold prior to 2013, allowing them to be introduced to the market relatively quickly.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to March 31, 2022

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended March 31,
	2023	2022

REVENUE
Sales	$288,557	$43,195
Royalty and license fees	12,500	12,500
	301,057	55,695

COST OF GOODS SOLD	269,343	52,440

GROSS MARGIN	31,714	3,255

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $0 for the three months ended March 31, 2023 and 2022, respectively	134,135	64,873
Selling, general and administrative	379,400	425,276
TOTAL OPERATING EXPENSES	513,535	490,149

LOSS FROM OPERATIONS	(481,821)	(486,894)

OTHER INCOME (EXPENSE)
Interest expense	(675,040)	(595,636)
Loss on conversion of debt	(847,241)	-
TOTAL OTHER INCOME (EXPENSE), NET	(1,522,281)	(595,636)

NET INCOME (LOSS)	$(2,004,102)	$(1,082,530

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,394,933	9,414,796

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $288,557 and $43,195 for the three months ended March 31, 2023, and 2022, respectively, an increase of $245,362 or 568%. The increase in revenue was driven by a decrease in Aqualyte sales, offset by an increase in ConsERV core and system sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will continue to allow for growth in 2023 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended March 31, 2023 and 2022, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $269,343 and $52,440 for the three months ended March 31, 2023 and 2022 respectively, an increase of $243,903 or 465%. This increase in cost of goods sold reflects our increased product sales.

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

Gross margin

Gross margin from the sales of products was $31,714 and $3,255 for the three months ended March 31, 2023 and 2022 respectively, representing 11% and 6% for the three months ended March 31, 2023 and 2022.

We believe there are continuing issues relating to the cost of components and related shipping as supply-chain related challenges force changes in pricing of certain components. We continue to address these issues by closely tracking production costs and adjusting the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $134,135 and $64,873 for the three months ended March 31, 2023 and 2022, an increase of $69,262 or 107%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $0 for the three months ended March 31, 2023 and 2022,

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $379,400 and $425,276 for the three months ended March 31, 2023 and 2022, a decrease of $45,876 or 11%. This decrease primarily resulted from a decrease in professional fees and corporate insurances, and an adjustment to correct prepaid expenses.

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

Other Income (Expense)

Other expense for the three months ended March 31, 2023 and 2022 was $1,522,281and 595,636, an increase of $926,645 or 156%. The increased net other expense is primarily due to increased loss on conversion of debt in 2023.

Net Income (Loss)

Net loss was $2,004,102 and $1,082,530 for the three months ended March 31, 2023 and 2022 The increased loss in the three months ended March 31, 2023 was primarily due to the increase in other expenses described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2023, the Company generated a net loss of $2,004,102 and has incurred significant losses since inception. As of March 31, 2023, the Company has an accumulated deficit of $64,278,767, total stockholders’ deficit of $13,112,341, negative working capital of $13,146,660 and cash and cash equivalents of $37,149. The Company used $606,478 and $658,307 of cash for operations during the three months ended March 31, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts has roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing/fixing convertible debt transactions (recently found to be ‘criminally usurious - (Adar Bays v. GeneSYS ID, Inc.) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation the Company is seeking affordable public, and non-public, growth resources, with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for equipment the type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic.  On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel through-out North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

Statement of Cash Flows

Cash as of March 31, 2023, was $37,149 compared to $27,412 as of December 31, 2022. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $606,478 for the three months ended March 31, 2023 compared to $658,307 for the same period in 2022. The decrease in net cash used was primarily due to an increase in cash from net working capital accounts partially offset by an increase in net loss (after adjusting for non-cash items). For the three months ended March 31, 2023, net loss (after adjusting for non-cash items) was $793,404. Accounts receivable, inventory and other assets together decreased by $59,210. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $127,716. For the three months ended March 31, 2022, net loss (after adjusting for non-cash items) was $670,725. Accounts receivable, inventory and other assets together increased by $68,825. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $81,243.

Net cash used in investing activities was $4,695 for the three months ended March 31, 2023 compared to $34,484 for the same period in 2022, driven by a decrease in patent costs and purchases of equipment in 2023.

Net cash provided by financing activities was $620,910 for the three months ended March 31, 2023 compared to $0 for the same period in 2022. The increase is due to proceeds from notes payable due to related parties

Financing and Capital Transactions

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

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 15, 2022, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended to 30 months from the date of the note. The company received a past due notice dated June 6 , 2023 for $4,386 due since December 12, of 2022 due to an error on the part of the company. The company anticipates the sum will be paid in full during the first part of the 3rd quarter.

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended March 31, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $6,372,511 and $5,429,661 (including fees and other expenses) at March 31, 2023 and December 31, 2022, respectively. We received advances aggregating $658,960 during the three months ended March 31, 2023, and repaid $154,398 during the three months ended March 31, 2022. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

(i)	The date upon which the Company secures funds, regardless of source, equal to or exceeding, in the aggregate, $1,000,000 or November 1, 2021, which as of the date of filing, has expired.
(ii)

The Holder has not declared the Note in Default as the Parties have reached terms to address several issues including the extension of the Maturity Date (the “Maturity Date”). The parties have agreed to new language to solve this matter with the plan to have it complete in the third quarter of 2023.

(iii)	The Company has recorded interest expense of $283,890 and $149,066 for the three months ended March 31, 2023 and 2022, respectively.
(iv)	Accrued interest was $3,313,052 and $3,029,162 at December 31, 2022 and 2021, respectively.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last minute change of plan to assist the Company meet its obligations in a timely manner. This last minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record, and is the lender of the Company's senior secured promissory note and security agreement.  To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023 effective immediately the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership.  The definitive paperwork will be complete in 3Q 2023. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.  This change will be fully reported in 3Q 2023 Form 10Q.

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000.  The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of March 31, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at March 31, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at March 31, 2023 and December 31, 2022.

2022 Convertible Notes

On December 12, 2022, the Company entered a convertible promissory note in the amount of $40,000. The Note was amended in January, 2023. The note matures on January 5, 2024 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. As consideration for the amendment, the Company issued a warrant to purchase 800,000 shares of common stock. The warrant has a term of five years and has a cash exercise price of $0.10 or a cashless exercise price of $0.20. The warrant had a value of $78,395, which has been charged to finance cost.

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures on the earlier of May 4, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $24,658 for the three months ended March 31, 2023.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023 or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022 or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes, which was fully amortized in 2022.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward with an agreement expected during the first quarter of 2023. This did not occur. Please see the section titled “ Subsequent Events” for more information. During the three months ended March 31, 2023, an aggregate of 2,299,000 shares of common stock were issued upon the conversion of $60,000 of notes payable, $8,610 of related accrued interest, and $3,000 of fees. The value of the shares issued was $457,921, and we recorded a loss on conversion of $386,311.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes matured one year from issuance and bear interest at 8% per year. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. During the three months ended March 31, 2023, an aggregate of 3,045,939 shares of common stock were issued upon the conversion of $83,752 of notes payable and $2,250 of fees. The value of the shares issued was $546,932, and we recorded a loss on conversion of $460,930.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2023, that were not previously reported in a Current Report on Form 8-K.

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

DAIS CORPORATION

Date: June 28, 2023	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

