Form 10-Q
period 2023-06-30
DAIS Corp
filed 2023-08-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

There were 20,464,365 shares of the Registrant’s $0.01 par value common stock outstanding as of August 14, 2023.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 DAIS CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$37,055	$27,412
Accounts receivable, net	321,133	258,708
Inventory	307,080	294,472
Prepaid expenses	64,590	25,871
Total Current Assets	729,858	606,463
Property and equipment, net	28,956	32,400
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	143,122	150,048
Total Other Assets	147,902	154,828
TOTAL ASSETS	$906,716	$793,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $322,390 and $298,903 at June 30, 2023 and December 31, 2022, respectively	$1,213,068	$1,401,934
Accrued expenses, other, including interest due to related party of $3,629,920 and $3,031,112 at June 30, 2023 and December 31, 2022, respectively	4,694,758	4,018,588
Accrued compensation and related benefits	2,307,943	2,281,414
Customer deposits	303,596	305,957
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	-	30,000
Notes payable to related parties	3,295,458	2,410,499
Current portion of deferred revenue	223,656	248,656
Note payable - due within one year, net of unamortized discount and debt costs of $65,741 and $0, respectively	505,414	376,000
Convertible notes payable, net of unamortized discount and debt costs of $167,088 and $68,219, respectively	1,901,316	1,986,631
Total Current Liabilities	14,460,209	13,074,679
Notes payable - due after one year, net of unamortized discount and debt costs of $16,435 and $0, respectively	183,397	150,000
Total Liabilities	14,643,606	13,224,679
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 6,130,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series C; $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series D; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series E; $0.01 par value; 250,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series F; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 20,464,365 and 10,619,331 shares issued and 20,463,736 and 10,618,702 shares outstanding at June 30, 2023 and December 31, 2022, respectively	204,644	106,193
Common stock to be issued, 1,500,000 and 1,000,000 shares, respectively	147,000	10,000
Capital in excess of par value	52,619,365	51,189,596
Accumulated deficit	(65,245,787)	(62,274,665)
	(12,274,778)	(10,968,876)
Treasury stock at cost, 629 shares at June 30, 2023 and December 31, 2022, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(13,736,890)	(12,430,988)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$906,716	$793,691

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE
Sales	$347,558	$117,699	$636,115	$160,894
Royalty and license fees	12,500	12,500	25,000	25,000
	360,058	130,199	661,115	185,894

COST OF GOODS SOLD	284,171	177,205	553,514	229,645

GROSS MARGIN	75,887	(47,006)	107,601	(43,751)

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0, $0, $0 and $0, respectively	98,624	61,748	232,759	126,621
Selling, general and administrative	425,637	403,349	805,037	828,625
TOTAL OPERATING EXPENSES	524,261	465,097	1,037,796	955,246

LOSS FROM OPERATIONS	(448,374)	(512,103)	(930,195)	(998,997)

OTHER INCOME (EXPENSE)
Interest expense	(444,709)	(707,896)	(1,119,749)	(1,303,532)
Loss on conversion of debt	(73,937)	-	(921,178)	-

TOTAL OTHER INCOME (EXPENSE), NET	(518,646)	(707,896)	(2,040,927)	(1,303,532)

NET INCOME (LOSS)	$(967,020)	$(1,219,999)	$(2,971,122)	$(2,302,529)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.13)	$(0.16)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,330,386	9,717,827	18,379,056	9,567,149

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Capital In Excess of Par	Accumulated	Treasury
	Shares	Amount	Shares	Amount	to be issued	Value	Deficit	Stock	Total
Balance - December 31, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(62,274,665)	$(1,462,112)	$(12,430,988)
Reissuance of cancelled shares	-	-	1,000,000	10,000	(10,000)	-	-	-	-
Shares issued for conversion of debt and finance cost	-	-	5,344,939	53,450	-	951,403	-	-	1,004,853
Shares to be issued for finance cost	-	-	-	-	196,000	-	-	-	196,000
Shares issued for finance cost	-	-	500,000	5,000	(49,000)	44,000	-	-	-
Cashless exercise of warrant	-	-	577,500	5,775	-	(5,775)	-	-	-
Shares issued for cash	-	-	200,000	2,000	-	28,000	-	-	30,000
Shares issued for services	-	-	450,000	4,500	-	9,000	-	-	13,500
Wannts issued as financing cost	-	-	-	-	-	78,395	-	-	78,395
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	(2,004,102)	-	(2,004,102)
Balance - March 31, 2023	10	-	18,691,770	186,918	147,000	52,294,619	(64,278,767)	(1,462,112)	(13,112,342)

Shares issued for conversion of debt and finance cost	-	-	1,202,595	12,026	-	88,046	-	-	100,072
Shares issued for services	-	-	570,000	5,700	-	61,700	-	-	67,400
Warrants issued with debt	-	-	-	-	-	113,776	-	-	113,776
Beneficial conversion feature of debt	-	-	-	-	-	61,224	-	-	61,224
Net loss for the three months ended June 30, 2023
Balance - June 30, 2023	-	-	-	-	-	-	(967,020)	-	(967,020)
	10	$-	20,464,365	$204,644	$147,000	$52,619,365	$(65,245,787)	$(1,462,112)	$(13,736,890)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	to be issued	Capital	Deficit	Stock	Total
Balance - December 31, 2021	10	$-	9,415,425	$94,154	$-	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,082,530)	-	(1,082,530)
Balance - March 31, 2022	10	-	9,415,425	94,154	-	50,818,885	(58,905,632)	(1,462,112)	(9,454,705)

Shares issued for conversion of debt and finance cost	-	-	457,500	4,575	-	19,455	-	-	24,030
Cashless exercise of warrants	-	-	396,637	3,966	-	(3,966)	-	-	-
Shares cancelled - to be reissued	-	-	(1,000,000)	(10,000)	10,000	-	-	-	-
Beneficial conversion feature of debt	-	-	-	-	-	200,000	-	-	200,000
Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(1,198,279)	-	(1,198,279)
Balance - June 30, 2022	10	$-	9,269,562	$92,695	$10,000	$51,034,374	$(60,103,911)	$(1,462,112)	$(10,428,954)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,971,122)	$(2,302,529)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,264	13,949
Stock based compensation	80,900	-
Non-cash interest expenses	319,195	750
Amortization of debt discount and debt costs	90,664	849,282
Loss on conversion of debt	921,178	-
(Increase) decrease in:
Accounts receivable	(62,425)	(378)
Inventory	(12,608)	(140,088)
Prepaid expenses	(38,719)	(57,029)
Increase (decrease) in:
Accounts payable	(186,316)	28,698
Accrued expenses	712,694	315,352
Customer deposits	(2,361)	325,148
Deferred revenue	(25,000)	(25,000)
Net cash used in operating activities	(1,158,656)	(991,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment	(1,675)	(26,435)
Increase in patent costs	(3,219)	(10,993)
Net cash used in investing activities	(4,894)	(37,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	846,910	-
Proceeds from note payable	713,950	300,000
Repayment of note payable	(365,012)	-
Debt costs	(22,655)	-
Net cash provided by financing activities	1,173,193	300,000

Net increase (decrease) in cash	9,643	(729,273)
Cash, beginning of period	27,412	773,423
Cash, end of period	$37,055	$44,150
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,000	$154,398

NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes	$1,104,925	$45,750
Notes and accrued interest settled with common stock	$176,997	$-
Common stock issued, proceeds received in prior year	$30,000	$-
Fair value of warrant, recorded as finance cost	$78,395	$-
Common stock to be issued for finance cost	$196,000	$-
Finance cost deducted from related party note	$38,050	$-
Finance cost deducted from notes	$8,500	$-
Original issue discount on notes	$65,555	$-
Value of warrants issued with notes	$113,776	$-
Beneficial conversion feature of convertible debt	$61,224	$200,000
Accounts payable paid directly by lender	$2,550	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

June 30, 2023 and 2022

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023. The results of operations for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2023.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2023, the Company generated a net loss of $2,971,122 and has incurred significant losses since inception. As of June 30, 2023, the Company has an accumulated deficit of $65,245,787, total stockholders’ deficit of $13,730,890, negative working capital of $13,730,351 and cash and cash equivalents of $37,055. The Company used $1,158,656 and $991,845 of cash for operations during the six months ended June 30, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts have roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing in a mutually agreeable manner with the Parties convertible debt transactions (recently found to be ‘criminally usurious - (Adar Bays, LLC v. GeneSYS ID, Inc.) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation, the Company is accelerating the use of its limited resources and is seeking to add affordable public, and non-public growth resources, and with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for the equipment type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic. On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel through-out North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long-term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at June 30, 2023 and December 31, 2022, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and six months ended June 30, 2023 and 2022, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended June 30, 2023 and 2022, respectively and $25,000 and $25,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company accounts for revenue arrangements with multiple elements under the provisions of the Financial Accounting Standards Boards (FASB) Accounting Standards Codification (ASC) Topic 605-25, “Revenue Recognition-Multiple-Element Arrangements.” To account for these agreements, the Company must identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on if certain criteria are met, including whether the delivered element has stand-alone value to the licensee. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at June 30, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances. The Company does not have any cash equivalents at June 30, 2023 and December 31, 2022.

Concentrations - At June 30, 2023, two customers accounted for 93% of accounts receivable. At December 31, 2022, two customers accounted for 76% of accounts receivable. For the six months ended June 30, 2023, three customers accounted for 63% of total revenue. For the six months ended June 30, 2022, four customers accounted for 90% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At June 30, 2023 and December 31, 2022 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At June 30, 2023 and December 31, 2022, the Company had $248,821 and $269,083 of raw materials, $58,259 and $5,997 of in-process inventory and $0 and $19,392 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at June 30, 2023 and December 31, 2022, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,537 and $2,317 for the three months ended June 30, 2023 and 2022, respectively, and $5,119 and $4,167 for the six months ended June 30, 2023 and 2022, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2023 or 2022.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $5,122 and $4,951 for the three months ended June 30, 2023 and 2022, respectively and $10,145 and $9,782 for the six months ended June 30, 2023 and 2022, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $20,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $98,624 and $61,748 for the three months ended June 30, 2023 and 2022, respectively and $232,759 and $126,621 for the six months ended June 30, 2023 and 2022, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded no proceeds against research and development expenses for the three and six months ended June 30, 2023 and 2022.

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 35,942,812 and 32,576,731 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively, because their effect is anti-dilutive.

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	June 30,	December 31,
	2023	2022
Accrued expenses, other	$661,523	$673,270
Accrued interest	3,941,704	3,253,787
Accrued warranty costs	91,531	91,531
	$4,694,758	$4,018,588

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. The rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended June 30, 2023 and 2022, respectively and $24,396 and $24,396 for the six months ended June 30, 2023 and 2022, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of June 30, 2023 and December 31, 2022 of $2,175,691 and $2,140,687, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended June 30, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $6,913,128 and $5,429,661 (including fees and other expenses) at June 30, 2023 and December 31, 2022, respectively. We received advances aggregating $884,960 during the six months ended June 30, 2023, and repaid $154,398 during the six months ended June 30, 2022. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

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

(iii)

The Company has recorded interest expense of $326,618 and $220,395 for the three-month periods ended June 30, 2023 and 2022, respectively and $610,508 and $369,461 for the six-month periods ended June 30, 2023 and 2022, respectively.

(iv)	Accrued interest was $3,627,670 and $3,029,162 at June 30, 2023 and December 31, 2022, respectively. We made interest payments of $12,000 during the three and six months ended June 30, 2023.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last-minute change of plan to assist the Company meet its obligations in a timely manner. This last-minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record, and is the lender of the Company’s senior secured promissory note and security agreement.  To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023, that effective immediately, the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership.  The definitive paperwork will be complete in 3Q 2023. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.  This change will be fully reported in 3Q 2023 Form 10Q.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three-month periods ended June 30, 2023 and 2022, respectively, and was $300 for each of the three-month periods ended June 30, 2023 and 2022, respectively. Accrued interest was $2,250 and $1,950 at June 30, 2023 and December 31, 2022, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

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

Note 6. Equity Transactions

Preferred Stock

At June 30, 2023 and December 31, 2022, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) and Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company. Series F Convertible Preferred Stock consisting of 1,500,000 shares which were approved in the first quarter of 2023 and held pending the closing. These shares  are  intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Issuances within Series C, and E were completed earlier in 2023, there has been no need to issue any Series D, and Series F has been agreed to and will be issued in Q3 of 2023.

Common Stock

At June 30, 2023 and December 31, 2022, the Company’s Board of Directors authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2023 Common Stock Transactions

During the three months ended June 30, 2023, an aggregate of 1,202,595 shares of common stock were issued upon the conversion of $23,250 of notes payable, $1,385 of related accrued interest, and $1,500 of fees. The value of the shares issued was $100,072, and we recorded a loss on conversion of $73,937.

During the three months ended March 31, 2023, an aggregate of 5,344,939 shares of common stock were issued upon the conversion of $143,752 of notes payable, $8,610 of related accrued interest, and $5,250 of fees. The value of the shares issued was $1,004,853, and we recorded a loss on conversion of $847,241.

During 2023, the Company  reissued 1,000,000 shares of common stock that had been cancelled in 2022.

In connection with a loan received in January 2023, the Company agreed to issue 2,000,000 shares of common stock valued at $196,000, calculated by the open market share value on the date of the grant. As of March 31, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

During March of 2023, the Company issued 577,500 shares of common stock upon the cashless exercise of 733,333 warrants.

During March of 2023, the Company issued 450,000 shares of common stock, valued at $13,500, for services, calculated by the open market share value on the date of the grant.

During March of 2023, the Company issued 200,000 shares of common stock for cash. The proceeds had been advanced to the Company in December 2021.

During April of 2023, the Company issued 570,000 shares of common stock, valued at $67,400, for services, calculated by the open market share value on the date of the grant.

2022 Common Stock Transactions

During May of 2022, the Company issued 457,500 shares of common stock upon the conversion of $45,000 of notes payable, plus $750 of costs.

The Company issued 396,637 shares of common stock upon the cashless exercise of 500,000 common stock warrants.

The Company cancelled 1,000,000 shares of common stock, which were reissued in 2023 (see above).

Options and Warrants

In January 2023, the Company issued a warrant to purchase 800,000 shares of common stock, in connection with the amendment of a convertible note. The warrant has a term of five years and has a cash exercise price of $0.10 per share or a cashless exercise price of $0.20 per share. The fair value of the warrant was $78,395, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.9% - 1.33%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 362%; and (4) an expected life of 5 years.

During March of 2023, 733,333 warrants were exercised on a cashless basis into 577,500 shares of common stock.

In April of 2023, the Company issued a warrant to purchase 555,556 shares of common stock, in connection with the issuance of a convertible note. The warrant has a term of five years and has a cash exercise price of $0.10 per share. The relative fair value of the warrant was $29,100, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.6%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 371%; and (4) an expected life of 5 years. The value of the warrant has been recorded as debt discount.

In April of 2023, the Company issued a warrant to purchase 500,000 shares of common stock, in connection with the issuance of a convertible note. The warrant expires January 5, 2028, and has a cash exercise price of $0.10 per share or a cashless exercise price of $0.20 per share. The relative fair value of the warrant was $16,935, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.6%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 376%; and (4) an expected life of 4.75 years. The value of the warrant has been recorded as debt discount.

In April of 2023, the Company issued a warrant to purchase 2,000,000 shares of common stock, in connection with the issuance of a convertible note. The warrant has a term of five years and has a cash exercise price of $0.10 per share or a cashless exercise price of $0.20 per share. The relative fair value of the warrant was $67,741, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 3.51%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 376%; and (4) an expected life of 5 years. The value of the warrant has been recorded as debt discount.

Note 7. Convertible Notes Payable

2023 Convertible Notes

In April of 2023, the Company entered into a convertible promissory note in the amount of $55,556. The note matures on March 30, 2024, and bears interest at 12% per year. The note has an original issue discount of $5,556 and debt costs of $3,500 were deducted from the proceeds. Also, $2,550 was paid directly by the lender to a vendor of the Company. The Company received proceeds of $43,950. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 555,556 shares of common stock, described in Note 6. The relative fair value of the warrant, $29,100 has been recorded as debt discount. The Company has also recorded a discount of $20,900 related to the beneficial conversion feature of the note. Total discount and costs of $59,056 will be amortized over the life of the note. During the three months ended June 30, 2023, the Company amortized $14,764 of discount and costs to interest expense.

In April of 2023, the Company entered into a convertible promissory note in the amount of $25,000. The note matures on April 27, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 500,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $16,935 has been recorded as debt discount. The Company has also recorded a discount of $8,065 related to the beneficial conversion feature of the note. Total discount of $25,000 will be amortized over the life of the note. During the three months ended June 30, 2023, the Company amortized $4,167 of discount and costs to interest expense.

In April of 2023, the Company entered into a convertible promissory note in the amount of $100,000. The note matures on April 28, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 2,000,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $67,741 has been recorded as debt discount. The Company has also recorded a discount of $32,259 related to the beneficial conversion feature of the note. Total discount of $100,000 will be amortized over the life of the note. During the three months ended June 30, 2023, the Company amortized $16,668 of discount and costs to interest expense.

2022 Convertible Notes

On December 12, 2022, the Company entered a convertible promissory note in the amount of $40,000. The Note was amended in January of 2023. The note matures on January 5, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. As consideration for the amendment, the Company issued a warrant to purchase 800,000 shares of common stock. The warrant has a term of five years and has a cash exercise price of $0.10 or a cashless exercise price of $0.20. The warrant had a value of $78,395, which has been charged to finance cost.

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures on the earlier of May 4, 2023, or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $24,931 and $49,589 for the three and six months ended June 30, 2023.

On August 20, 2022, the Company entered a convertible promissory note in the amount of $49,850. The note matures on the earlier of February 20, 2023, or 10 days after demand and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On June 15, 2022, the Company entered two convertible promissory notes aggregating $300,000. The notes mature on the earlier of December 15, 2022, or 10 days after demand and bear interest at 8% per year. The Company received proceeds of $300,000. The notes are convertible into shares of common stock at a fixed conversion price of $0.30 per share. The Company has recorded debt discount of $200,000, related to the beneficial conversion feature of the notes, which was fully amortized in 2022.

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. To date, the lender has not declared a default as both Parties continue to  actively explore a mutually beneficial path forward.. A compromise was not reached as of June 30, 2023; however, the Company remains committed to addressing this matter in full with its convertible note holders and looks forward to reaching an amicable agreement which is advantageous to both Parties during the 3Q of 2023. Please see the section titled “Subsequent Events” for more information. During the six months ended June 30, 2023, an aggregate of 3,186,595 shares of common stock were issued upon the conversion of $68,250 of notes payable, $9,995 of related accrued interest, and $3,750 of fees. The value of the shares issued was $542,243, and the Company recorded a loss on conversion of $460,248.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes matured one year from issuance and bear interest at 8% per year. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. During the six months ended June 30, 2023, an aggregate of 3,360,939 shares of common stock were issued upon the conversion of $98,752 of notes payable and $3,000 of fees. The value of the shares issued was $562,682, and the Company recorded a loss on conversion of $460,930.

The Company’s convertible promissory notes at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Convertible notes payable, bearing interest at 8-12%	$2,068,404	$2,054,850
Unamortized debt discount	(164,463)	(68,219)
Unamortized deferred debt issuance cost	(2,625)	-
Total	1,901,316	1,986,631
Current portion	$1,901,316	$1,986,631

Note 8. Notes Payable

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022, and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at June 30, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at June 30, 2023, and December 31, 2022.

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 16, 2021, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended an additional 12 months. The company received a past due notice dated June 6 , 2023 for $4,386 due since December 12, of 2022 due to an error on the part of the company. As of the date of filing, the company has paid this past due balance.

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000.  The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of June 30, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

2023 Financing Agreement

In June 2023, the Company entered into a financing agreement with a face amount of $260,000. The agreement will be repaid with weekly payments of $3,753, over approximately 16 months. The agreement contained an original issue discount of $60,000 and $5,000 of fees were deducted from the proceeds. The Company received proceeds of $195,000. Additionally, the Company incurred debt costs of $22,655. Total discount and costs of $87,655 will be amortized over the life of the agreement. During the three months ended June 30, 2023, the Company amortized $5,478 of discount and costs to interest expense. The Company has granted  the lender a security interest in substantially all of its cash, accounts receivable, inventory and other assets.

The Company’s notes at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Notes payable	$770,988	$526,000
Unamortized debt discount	(56,250)	-
Unamortized deferred debt issuance cost	(25,927)	-
Total	688,811	526,000
Current portion	$505,414	$376,000

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

The Company recognized license revenue of $12,500 for each of the three months ended June 30, 2023 and 2022, and $25,000 for each of the six months ended June 30, 2023 and 2022. Deferred revenue for the agreement was $223,656 and $248,656 at June 30, 2023 and December 31, 2022, respectively. The Company recognized royalty revenue of $0 for the three months ended March 31, 2023, and 2022.

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

On October 8, 2021 the Company was notified of an unusual order by the Federal District Court judge who oversaw the initial 2018 proceedings. This activity was initiated at the request of Soex’s counsel. The Order awards the defendant (Soex) $300,568 in attorney’s fees and $82,096 in costs for a total award of $382,664 to be paid by Dais. The Order doesn’t specify the date by which the award needs to be paid. The sum is recorded in accrued liabilities.

The Company will continue to vigorously defend itself against this Order, as well as move on all possible avenues available in order to stop, what Management believes is an on-going misuse of the Company’s core Intellectual Property. The Company believes - based on the content of the Order and other admissions and actions on the part of others - it has a chance to prevail in an appeal to the benefit of the Company and its shareholders. The Company has engaged in regular conversation with its counsel regarding this matter.

Accounts Payable

The firms below have pursued legal action against the Company in an effort to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over a period of time” payment plan. To date, the Company has one agreement in place with SoftinWay, but anticipates additional agreements with the other firms in the future:

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line (1)	$13,575.95	No	Yes
Power Plant Services (2)	$85,199.11	No	Yes
SoftinWay (3)	$1,350.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$110,459.06

Footnotes for Accounts Payable Table

1.

This action moved towards settlement in December of 2022 and completing in March of 2023. The sum the creditor froze $28,781 of the Company’s funds at the Company’s bank, the parties discussed the matter. The sum owed was agreed to be $17,212 including principle, interest, court costs and legal fees, and the balance being $11,569 was returned to the Company on May 8, 2023

2.

The sum the creditor froze $4,700 of the Company’s funds at the Company’s bank. The Company is exploring post judgement relief options/taking steps to ensure that Secured Noteholders priority is protected and to negotiate an acceptable repayment plan. On June 2, 2023, the creditor obtained the frozen $4,700. Discussions are on-going with the creditor to set up a repayment plan, and the Company’s counsel remains actively engaged in exploring options to ensure that the Secured Noteholder’s priority is protected.

3.	The original balance of approximately $24,165 has been consistently paid down per a verbal repayment agreement.

Note 11. Subsequent Events

No material events have occurred after June 30, 2023 that requires recognition or disclosure in the financial statements except as follows:

On July 5, 2023, the Company issued 315,000 shares of common stock upon the conversion of notes payable.

The Board of Directors of the Company authorized a change in Transfer Agents from ClearTrust, LLC to Transfer Online, Inc. effective at the close of business on July 7, 2023. The former transfer agent completed three requests already in progress.

On August 2, 2023, the Company received funding in the amount of $50,000 in the form of a convertible promissory note.

Between July 1, 2023 and the date of filing, the Company has repaid $22,518 of the June 2023 financing agreement discussed under Note 8. Notes Payable.

Between July 1, 2023 and the date of filing, the Company has repaid $12,000 in interest toward the Senior Secured Note.

No other material events have occurred after June 30, 2023, requiring recognition or disclosure in the financials.

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

COVID-19 World-wide Pandemic

During the COVID Pandemic awareness of the benefits of increased ventilation in homes and the workplace has emerged as a primary focus on the prevention of exposure to bacteria and viruses.   The Company is uniquely positioned as its current products are designed to provide a solution to these issues, especially with increased ventilation. Health experts continue to cite increased ventilation as a major factor to battle future outbreaks.  The ConsERV products are specifically designed to increase new, fresh, ventilated, air in our homes and workplaces. Management is developing and executing plans to increase product awareness through existing and prospective sales channels.

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

Corporate History

We were incorporated as a New York corporation on April 8, 1993, as Dais Corporation. The Company was formed to develop new, cost-effective polymer materials for various applications, including providing a lower cost membrane material for Polymer Electrolyte Membrane fuel cells. We believe our research on materials science has yielded technological advances in the field of selective ion transport polymer materials.

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

DisruptorCCTM

The Company is prepared to begin ‘soft-selling’ a new HVAC product (based around the Aqualyte membrane) as another member of the company’s HVAC group called NanoAir™. This moisture management system increases or decreases the humidity of the process air as commanded to enable precise control of conditions without requiring traditional systems such as steam boilers. The initial sale of this product will be shipped to a large multinational company in the HVAC industry using it on one of their own facilities to maintain a narrow humidity range needed for precise manufacturing operations. The DisruptorCC expands the Dais product line into new within the HVAC market.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to June 30, 2022

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	June 30,
	2023	2022

REVENUE
Sales	$347,558	$117,699
Royalty and license fees	12,500	12,500
	360,058	130,199

COST OF GOODS SOLD	284,171	177,205

GROSS MARGIN	75,887	(47,006)

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $0, respectively	98,624	61,748
Selling, general and administrative	425,637	403,349
TOTAL OPERATING EXPENSES	524,261	465,097

LOSS FROM OPERATIONS	(448,374)	(512,103)

OTHER INCOME (EXPENSE)
Interest expense	(444,709)	(707,896)
Loss on conversion of debt	(73,937)	-

TOTAL OTHER INCOME (EXPENSE), NET	(518,646)	(707,896)

NET INCOME (LOSS)	$(967,020)	$(1,219,999)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,330,386	9,717,827

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $347,558 and $117,699 for the three months ended June 30, 2023, and 2022, respectively, an increase of $229,859 or 195%. The increase in revenue was driven by an increase in ConsERV core and system sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will continue to allow for growth in 2023 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended June 30, 2023, and 2022, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $284,171 and $177,205 for the three months ended June 30, 2023 and 2022 respectively, an increase of $106,966 or 60%. This increase in cost of goods sold reflects our increased product sales.

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

Gross margin

Gross margin from the sales of products was $75,887 and gross loss was $47,006 for the three months ended June 30, 2023, and 2022 respectively, representing 21% and negative 36% for the three months ended June 30, 2023, and 2022.

We believe there are continuing issues relating to the cost of components and related shipping as supply-chain related challenges force changes in pricing of certain components.  We continue to address these issues by closely tracking production costs and adjusting the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $98,624 and $61,748 for the three months ended June 30, 2023, and 2022, an increase of $36,876 or 60%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $0 for the three months ended June 30, 2023, and 2022,

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $425,637 and $403,349 for the three months ended June 30, 2023 and 2022, an increase of $22,288 or 6%. This difference is due to normal fluctuations in operating costs.

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

Other Income (Expense)

Other expense for the three months ended June 30, 2023, and 2022, was $518,646 and $707,896, a decrease of $189,250 or 27%. The decreased net other expense is primarily due to debt issue costs amortized in the second quarter of 2022 offset by an increase in note conversions in the second quarter of 2023.

Net Income (Loss)

Net loss was $967,020 and $1,219,999 for the three months ended June 30, 2023, and 2022. The decreased loss in the three months ended June 30, 2023 was primarily due to the decrease in other expenses described above and the Company’s increased gross margin.

Six Months Ended June 30, 2023 Compared to June 30, 2022

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Six Months Ended
	June 30,
	2023	2022

REVENUE
Sales	$636,115	$160,894
Royalty and license fees	25,000	25,000
	661,115	185,894

COST OF GOODS SOLD	553,514	229,645

GROSS MARGIN	107,601	(43,751)

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0 and $0, respectively	232,759	126,621
Selling, general and administrative	805,037	828,625
TOTAL OPERATING EXPENSES	1,037,796	955,246

LOSS FROM OPERATIONS	(930,195)	(998,997)

OTHER INCOME (EXPENSE)
Interest expense	(1,119,749)	(1,303,532)
Loss on conversion of debt	(921,178)	-

TOTAL OTHER INCOME (EXPENSE), NET	(2,040,927)	(1,303,532)

NET INCOME (LOSS)	$(2,971,122)	$(2,302,529)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.16)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	18,379,056	9,567,149

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $636,115 and $160,894 for the six months ended June 30, 2023, and 2022, respectively, an increase of $475,221 or 295%. The increase in revenue was driven by an increase in ConsERV core and system sales. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will continue to allow for growth in 2023 and beyond.

Revenues from royalty and license fees were $25,000 and $25,000 for the six months ended June 30, 2023 and 2022, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $553,514 and $229,645 for the six months ended June 30, 2023 and 2022 respectively, an increase of $323,869 or 141%. This increase in cost of goods sold reflects our increased product sales.

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

Gross margin

Gross margin from the sales of products was $107,601 and gross loss was $43,751 for the six months ended June 30, 2023, and 2022 respectively, representing 16% and negative 24% for the six months ended June 30, 2023, and 2022.

We believe there are continuing issues relating to the cost of components and related shipping as supply-chain related challenges force changes in pricing of certain components.  We continue to address these issues by closely tracking production costs and adjusting the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $232,759 and $126,621 for the six months ended June 30, 2023, and 2022, an increase of $106,138 or 84%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 and $0 for the six months ended June 30, 2023 ,and 2022,

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $805,037 and $828,625 for the six months ended June 30, 2023 and 2022, a decrease of $23,588 or 3%. This difference is due to normal fluctuations in operating costs.

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

Other Income (Expense)

Other expense for the six months ended June 30, 2023 and 2022 was $2,040,927 and $1,303,532, an increase of $737,395 or 57%. The increased net other expense is primarily due to note conversions in the first and second quarter of 2023.

Net Income (Loss)

Net loss was $2,971,122 and $2,302,529 for the six months ended June 30, 2023 and 2022. The increased loss in the six months ended June 30, 2023 was primarily due to the increase in other expenses described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2023, the Company generated a net loss of $2,971,122 and has incurred significant losses since inception. As of June 30, 2023, the Company has an accumulated deficit of $65,245,787, total stockholders’ deficit of $13,730,890, negative working capital of $13,730,351 and cash and cash equivalents of $37,055. The Company used $1,158,656 and $991,845 of cash for operations during the six months ended June 30, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

Management believes:

1.

The Company’s ability to solve continuing supply chain issues and raise sustainable growth capital will dictate future revenue and cash-flow for the Company. The quicker these issues are resolved we believe the faster the Company can participate in the market’s uptick momentum and follow the projected growth curve.  These issues place heavy pressure on management to progress in key business areas being impacted.   Continued supply chain impacts have roots in the funding challenges. The use of funds from affordable growth capital to resolve inventory levels of hard to acquire parts could be achieved within one quarter. Raising affordable capital is tied to addressing in a mutually agreeable manner with the Parties convertible debt transactions (recently found to be ‘criminally usurious - (Adar Bays, LLC v. GeneSYS ID, Inc.) used in the past to grow the Company with a plan to replace this convertible debt with lower cost funds. The Company has made progress yet still faces a worldwide public market in turmoil since February of 2022. In the intertest of expediting this situation, the Company is accelerating the use of its limited resources and is seeking to add affordable public, and non-public growth resources, and with Board approval, is seeking to monetize one asset via a license/supply agreement.  Such a plan (monetize an asset) will require approval by the Company’s Senior Secured Noteholder.

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for the equipment type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic. On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel through-out North America. We reached agreement (now moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long-term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

Statement of Cash Flows

Cash as of June 30, 2023, was $37,055 compared to $27,412 as of December 31, 2022. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,158,656 for the six months ended June 30, 2023 compared to $991,845 for the same period in 2022. The increase in net cash used was due to an increase in net loss (after adjusting for non-cash items) and a decrease in cash from net working capital accounts. For the six months ended June 30, 2023, net loss (after adjusting for non-cash items) was $1,543,921. Accounts receivable, inventory and other assets together increased by $113,752. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $499,017. For the six months ended June 30, 2022, net loss (after adjusting for non-cash items) was $1,438,548. Accounts receivable, inventory and other assets together increased by $197,495. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $644,198.

Net cash used in investing activities was $4,894 for the six months ended June 30, 2023 compared to $37,428 for the same period in 2022, driven by a decrease in patent costs and purchases of equipment in 2023.

Net cash provided by financing activities was $1,173,193 for the six months ended June 30, 2023 compared to $300,000 for the same period in 2022. The increase is due to proceeds from notes payable due to related parties.

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

Small Business Administration Loan

On June 12, 2020, the Company received $150,000 in a loan borrowed from the SBA. Installment payments, including principal and interest, of $731 monthly, will begin 12 months from the date of the note. The balance of principal and interest will mature 30 years from the date of the note. Interest will accrue at the rate of 3.75% per year. On March 15, 2022, the U.S. Small Business Administration announced that the deferment period for the repayment would be extended to 30 months from the date of the note. The company received a past due notice dated June 6 , 2023 for $4,386 due since December 12, of 2022 due to an error on the part of the company. As of the date of filing, the company has paid this past due balance.

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended June 30, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $6,913,128 and $5,429,661 (including fees and other expenses) at June 30, 2023 and December 31, 2022, respectively. We received advances aggregating $884,960 during the six months ended June 30, 2023, and repaid $154,398 during the six months ended June 30, 2022. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

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

(iii)

The Company has recorded interest expense of $326,618 and $220,395 for the three-month periods ended June 30, 2023 and 2022, respectively and $610,508 and $369,461 for the six-month periods ended June 30, 2023 and 2022, respectively.

(iv)	Accrued interest was $3,627,670 and $3,029,162 at June 30, 2023 and December 31, 2022, respectively. We made interest payments of $12,000 during the three and six months ended June 30, 2023.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last-minute change of plan to assist the Company meet its obligations in a timely manner. This last-minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record, and is the lender of the Company’s senior secured promissory note and security agreement.  To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023, that effective immediately, the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership.  The definitive paperwork will be complete in 3Q 2023. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.  This change will be fully reported in 3Q 2023 Form 10Q.

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000.  The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of June 30, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022 and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at June 30, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at June 30, 2023 and December 31, 2022.

2023 Financing Agreement

In June 2023, the Company entered into a financing agreement with a face amount of $260,000. The agreement will be repaid with weekly payments of $3,753, over approximately 16 months. The agreement contained original issue discount of $60,000 and $5,000 of fees were deducted from the proceeds. The Company received proceeds of $195,000. Additionally, the Company incurred debt costs of $22,655. Total discount and costs of $87,655 will be amortized over the life of the agreement. During the three months ended June 30, 2023, the Company amortized $5,478 of discount and costs to interest expense. The Company has granted to the lender a security interest in substantially all of its cash, accounts receivable, inventory and other assets.

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

On November 4, 2022, the Company entered a convertible promissory note in the amount of $25,000. The note matures the earlier of May 4, 2023 or 5 days after demand and bears interest at 10% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.30 per share.

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $24,931 and $49,589 for the three and six months ended June 30, 2023.

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

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022 and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The lender has not declared a default as both parties are actively discussing a mutually beneficial path forward with an agreement expected during the first quarter of 2023. A compromise was not reached as of June 30, 2023. The Company remains committed to addressing this matter in full of its convertible note holders looking forward to an agreement during the 3Q of 2023. Please see the section titled “Subsequent Events” for more information. During the six months ended June 30, 2023, an aggregate of 3,186,595 shares of common stock were issued upon the conversion of $68,250 of notes payable, $9,995 of related accrued interest, and $3,750 of fees. The value of the shares issued was $542,243, and we recorded a loss on conversion of $460,248.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023, that were not previously reported in a Current Report on Form 8-K.

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

DAIS CORPORATION

Date: August 14, 2023	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

