Form 10-Q
period 2023-09-30
DAIS Corp
filed 2023-11-14
CIK 1125699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

There were 68,032,672 shares of the Registrant’s $0.01 par value common stock outstanding as of November 14, 2023.

DAIS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAIS CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$19,511	$27,412
Accounts receivable, net	295,646	258,708
Inventory	211,321	294,472
Prepaid expenses	41,579	25,871
Total Current Assets	568,057	606,463
Property and equipment, net	26,655	32,400
OTHER ASSETS:
Deposits	4,780	4,780
Patents, net	147,843	150,048
Total Other Assets	152,623	154,828
TOTAL ASSETS	$747,335	$793,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable, including related party payables of $334,088 and $298,903 at September 30, 2023 and December 31, 2022, respectively	$1,349,128	$1,401,934
Accrued expenses, other, including interest due to related party of $3,968,813 and $3,031,112 at September 30, 2023 and December 31, 2022, respectively	5,087,831	4,018,588
Accrued compensation and related benefits	2,454,218	2,281,414
Customer deposits	103,763	305,957
Advance payment received for convertible note	15,000	15,000
Advance payment received for purchase of common stock	-	30,000
Notes payable to related parties	3,263,458	2,410,499
Current portion of deferred revenue	211,156	248,656
Derivative liability	124,768	-
Note payable - due within one year, net of unamortized discount and debt costs of $65,392 and $0, respectively	505,764	376,000
Convertible notes payable, net of unamortized discount and debt costs of $173,984 and $68,219, respectively	1,962,420	1,986,631
Total Current Liabilities	15,077,506	13,074,679
Notes payable - due after one year, net of unamortized discount and debt costs of $349 and $0, respectively	146,308	150,000
Total Liabilities	15,223,814	13,224,679
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated; $0.01 par value; 6,130,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series A; $0.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series B; $0.01 par value; 10,000 shares authorized; 10 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, Series C; $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series D; $0.01 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series E; $0.01 par value; 250,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, Series F; $0.01 par value; 1,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.01 par value; 1,100,000,000 shares authorized; 21,479,565 and 10,619,331 shares issued and 21,478,936 and 10,618,702 shares outstanding at September 30, 2023 and December 31, 2022, respectively	214,796	106,193
Common stock to be issued, 1,500,000 and 1,000,000 shares, respectively	147,000	10,000
Capital in excess of par value	54,830,426	51,189,596
Accumulated deficit	(68,206,589)	(62,274,665)
	(13,014,367)	(10,968,876)
Treasury stock at cost, 629 shares at September 30, 2023 and December 31, 2022, respectively	(1,462,112)	(1,462,112)
Total Stockholders’ Deficit	(14,476,479)	(12,430,988)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$747,335	$793,691

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUE
Sales	$700,546	$492,394	$1,336,661	$653,288
Royalty and license fees	12,500	12,500	37,500	37,500
	713,046	504,894	1,374,161	690,788

COST OF GOODS SOLD	379,744	381,214	933,258	610,859

GROSS MARGIN	333,302	123,680	440,903	79,929

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0	75,135	85,887	307,894	212,508
Selling, general and administrative	2,668,136	430,455	3,473,173	1,259,080
TOTAL OPERATING EXPENSES	2,743,271	516,342	3,781,067	1,471,588

LOSS FROM OPERATIONS	(2,409,969)	(392,662)	(3,340,164)	(1,391,659)

OTHER INCOME (EXPENSE)
Interest expense	(565,168)	(800,072)	(1,684,917)	(2,103,604)
Change in fair value of derivative liabilities	4,183	-	4,183	-
Loss on conversion of debt	10,152	-	(911,026)	-

TOTAL OTHER INCOME (EXPENSE), NET	(550,833)	(675,946)	(2,591,760)	(1,979,478)

NET INCOME (LOSS)	$(2,960,802)	$(1,068,608)	$(5,931,924)	$(3,371,137)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.10)	$(0.30)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,460,301	11,170,719	19,754,420	10,107,546

See accompanying Notes to Unaudited Condensed Financial Statements

DAIS CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Preferred Stock		Common Stock		Common Stock	Capital In Excess of Par	Accumulated	Treasury
	Shares	Amount	Shares	Amount	to be issued	Value	Deficit	Stock	Total
Balance - December 31, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(62,274,665)	$(1,462,112)	$(12,430,988)
Reissuance of cancelled shares	-	-	1,000,000	10,000	(10,000)	-	-	-	-
Shares issued for conversion of debt and finance cost	-	-	5,344,939	53,450	-	951,403	-	-	1,004,853
Shares to be issued for finance cost	-	-	-	-	196,000	-	-	-	196,000
Shares issued for finance cost	-	-	500,000	5,000	(49,000)	44,000	-	-	-
Cashless exercise of warrant	-	-	577,500	5,775	-	(5,775)	-	-	-
Shares issued for cash	-	-	200,000	2,000	-	28,000	-	-	30,000
Shares issued for services	-	-	450,000	4,500	-	9,000	-	-	13,500
Warrants issued as financing cost	-	-	-	-	-	78,395	-	-	78,395
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	(2,004,102)	-	(2,004,102)
Balance - March 31, 2023	10	-	18,691,770	186,918	147,000	52,294,619	(64,278,767)	(1,462,112)	(13,112,342)

Shares issued for conversion of debt and finance cost	-	-	1,202,595	12,026	-	88,046	-	-	100,072
Shares issued for services	-	-	570,000	5,700	-	61,700	-	-	67,400
Warrants issued with debt	-	-	-	-	-	113,776	-	-	113,776
Beneficial conversion feature of debt	-	-	-	-	-	61,224	-	-	61,224
Net loss for the three months ended June 30, 2023	-	-	-	-	-		(967,020)	-	(967,020)
Balance - June 30, 2023	10	-	20,464,365	204,644	147,000	52,619,365	(65,245,787)	(1,462,112)	(13,736,890)

Shares issued for conversion of debt	-	-	1,015,200	10,152	-	30,457	-	-	40,609
Preferred warrants issued for services	-	-	-	-	-	2,148,438	-	-	2,148,438
Options issued for services	-	-	-	-	-	19,444	-	-	19,444
Warrants issued with debt	-	-	-	-	-	12,722	-	-	12,722
Net loss for the three months ended September 30, 2023	-	-	-	-	-		(2,960,802)	-	(2,960,802)
Balance - September 30, 2023	10	$-	21,479,565	$214,796	$147,000	$54,830,426	$(68,206,589)	$(1,462,112)	$(14,476,479)

	Redeemable Convertible Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Stock	Total
Balance - December 31, 2021	10	$-	9,415,425	$94,154	$-	$50,818,885	$(57,823,102)	$(1,462,112)	$(8,372,175)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	(1,082,530)	-	(1,082,530)
Balance - March 31, 2022	10	-	9,415,425	94,154	-	50,818,885	(58,905,632)	(1,462,112)	(9,454,705)

Shares issued for conversion of debt and finance cost	-	-	457,500	4,575	-	41,175	-	-	45,750
Cashless exercise of warrants	-	-	396,637	3,966	-	(3,966)	-	-	-
Shares cancelled - to be reissued	-	-	(1,000,000)	(10,000)	10,000	-	-	-	-
Beneficial conversion feature of debt	-	-	-	-	-	200,000	-	-	200,000
Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(1,219,999)	-	(1,219,999)
Balance - June 30, 2022	10	-	9,269,562	92,695	10,000	51,056,094	(60,125,631)	(1,462,112)	(10,428,954)

Shares issued for conversion of debt	-	-	470,000	4,700	-	42,300	-	-	47,000
Cashless exercise of warrants	-	-	879,769	8,798	-	(8,798)	-	-	-
Beneficial conversion feature of debt	-	-	-	-	-	100,000	-	-	100,000
Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	(1,068,608)	-	(1,068,608)
Balance - September 30, 2022	10	$-	10,619,331	$106,193	$10,000	$51,189,596	$(61,194,239)	$(1,462,112)	$(11,350,562)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DAIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,931,924)	$(3,371,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,794	21,451
Stock based compensation	2,248,782	-
Change in fair value of derivative liability	(4,183)	-
Forgiveness of debt	-	(122,340)
Non-cash interest expenses	388,147	750
Amortization of debt discount and debt costs	177,926	1,360,025
Loss on conversion of debt	911,026	-
(Increase) decrease in:
Accounts receivable	(36,938)	(24,333)
Inventory	83,151	(121,978)
Prepaid expenses	(15,708)	(93,926)
Increase (decrease) in:
Accounts payable	(50,256)	81,145
Accrued expenses	1,255,802	616,965
Customer deposits	(202,194)	301,110
Deferred revenue	(37,500)	(37,500)
Net cash used in operating activities	(1,191,075)	(1,389,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment	(1,675)	(28,035)
Increase in patent costs	(13,169)	(16,713)
Net cash used in investing activities	(14,844)	(44,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	846,910	362,800
Proceeds from notes payable	823,950	449,850
Repayment of notes payable – related party	(32,000)	-
Repayment of notes payable	(418,187)	-
Debt costs	(22,655)	-
Net cash provided by financing activities	1,198,018	812,650

Net increase (decrease) in cash	(7,901)	(621,866)
Cash, beginning of period	27,412	773,423
Cash, end of period	$19,511	$151,557
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30,000	$154,398

NON-CASH FINANCING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of notes	$1,145,533	$92,750
Notes and accrued interest settled with common stock	$227,757	$-
Common stock issued, proceeds received in prior year	$30,000	$-
Fair value of warrant, recorded as finance cost	$78,395	$-
Common stock to be issued for finance cost	$196,000	$-
Initial value of derivative liability	$128,951	$-
Finance cost deducted from related party note	$38,050	$-
Finance cost deducted from notes	$13,500	$-
Original issue discount on notes	$65,555	$-
Value of warrants issued with notes, recorded as discount	$126,498	$59,998
Beneficial conversion feature of convertible debt, recorded as discount	$61,224	$240,002
Accounts payable paid directly by lender	$2,550	$-

See accompanying Notes to Unaudited Condensed Financial Statements

Dais Corporation

Notes to Condensed Financial Statements

September 30, 2023 and 2022

(Unaudited)

Note 1. Background Information

Dais Corporation (“Dais”, “us,” “we,”, the “Company”), a New York corporation, is a nano-structured polymer technology materials company having developed and now commercializing products using its family of nanomaterials called Aqualyte, with Aqualyte itself the first product commercialized. The second commercial product is ConsERV, a fixed plate energy recovery ventilator which we believe is useful in meeting building indoor fresh air requirements while saving energy and lowering emissions for most forms of heating, ventilation, and air conditioning (HVAC) equipment. The Company was incorporated in April 1993 and its corporate headquarters is in Odessa, Florida.

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

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted although the Company generally believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023. The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future quarters or for the entire year ending December 31, 2023.

Note 2. Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company generated a net loss of $5,931,924 and has incurred significant losses since inception. As of September 30, 2023, the Company has an accumulated deficit of $68,206,589, total stockholders’ deficit of $14,476,479, negative working capital of $14,509,449 and cash and cash equivalents of $19,511. The Company used $1,191,075 and $1,389,768 of cash for operations during the nine months ended September 30, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for the equipment type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic. On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel throughout North America. We reached agreement (still moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long-term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

In certain instances, the Company’s ConsERV system product may carry a limited warranty of up to one year for all parts contained therein except for the energy recovery ventilator core produced and sold by the Company. The distributor of the ConsERV system may carry a limited warranty of up to ten years. The limited warranty includes replacement of defective parts for the ConsERV system and includes workmanship and material failure for the ConsERV core. The Company recorded an accrual of $91,531 for future warranty expenses at September 30, 2023 and December 31, 2022, which is included in accrued expenses, other.

Royalty revenue is recognized as earned. The Company recognized royalty revenue of $0 for the three and nine months ended September 30, 2023 and 2022, respectively. Revenue derived from the sale of licenses is deferred and recognized as license fee revenue on a straight-line basis over the life of the license, or until the license arrangement is terminated. The Company recognized license fee revenue of $12,500 and $12,500 for the three months ended September 30, 2023 and 2022, respectively and $37,500 and $37,500 for the nine months ended September 30, 2023 and 2022, respectively.

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

Cash and cash equivalents - For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company had no uninsured balances at September 30, 2023 and December 31, 2022. The Company has never experienced any losses related to these balances. The Company does not have any cash equivalents at September 30, 2023 and December 31, 2022.

Concentrations - At September 30, 2023, four customers accounted for 78% of accounts receivable. At December 31, 2022, two customers accounted for 76% of accounts receivable. For the nine months ended September 30, 2023, three customers accounted for 60% of total revenue. For the nine months ended September 30, 2022, one customer accounted for 60% of total revenue.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer deposits and notes payable are carried at historical cost. At September 30, 2023 and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Inventory - Inventory consists of raw materials, work-in-process and finished goods and is stated at the lower of cost, determined by first-in, first-out method, or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration, and other factors. At September 30, 2023 and December 31, 2022, the Company had $206,958 and $269,083 of raw materials, $4,363 and $5,997 of in-process inventory and $0 and $19,392 of finished goods inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is recorded at September 30, 2023 and December 31, 2022, respectively.

Property and equipment - Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives of 5 years or the related lease term. Depreciation expense was $2,301 and $2,424 for the three months ended September 30, 2023 and 2022, respectively, and $7,420 and $6,591 for the nine months ended September 30, 2023 and 2022, respectively. Gains and losses upon disposition are reflected in the Statement of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. There were no dispositions of property and equipment in 2023 or 2022.

Intangible assets - Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consist solely of patents. Patents are amortized over their estimated useful or economic lives of 17 years. Patent amortization expense was $5,229 and $5,078 for the three months ended September 30, 2023 and 2022, respectively and $15,374 and $14,860 for the nine months ended September 30, 2023 and 2022, respectively. Based on current capitalized costs, total patent amortization expense is estimated to be approximately $20,000 per year for the next five years and thereafter.

Research and development expenses and funding proceeds - Expenditures for research, development and engineering of products are expensed as incurred. The Company incurred research and development costs of $75,135 and $85,887 for the three months ended September 30, 2023 and 2022, respectively and $307,894 and $212,508 for the nine months ended September 30, 2023 and 2022, respectively. The Company accounts for proceeds received from government funding for research as a reduction in research and development costs. The Company recorded no proceeds against research and development expenses for the three and nine months ended September 30, 2023 and 2022.

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

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2023:

September 30,
2023
Balance, beginning of period	$-
Additions	128,951
Extinguished derivative liability	-
Change in fair value of derivative liabilities	(4,183)
Balance, end of period	$124,768

Earnings (loss) per share - Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of 299,779,207 and 29,996,165 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively, because their effect is anti-dilutive.

	Nine Months Ended September 30,
	2023	2022
Shares underlying options and warrants outstanding	20,052,221	12,429,998
Shares underlying convertible notes outstanding	29,726,986	17,566,167
Shares underlying convertible preferred stock warrants	250,000,000	-
	299,779,207	29,996,165

Recent Accounting Pronouncements - Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Accrued Expenses, Other

Accrued expenses, other consists of the following:

	September 30,	December 31,
	2023	2022
Accrued expenses, other	$667,398	$673,270
Accrued interest	4,328,902	3,253,787
Accrued warranty costs	91,531	91,531
	$5,087,831	$4,018,588

Note 5. Related Party Transactions

The Company rents a building that is owned by two stockholders of the Company, one of which is the Chief Executive Officer. The rent expense for this building is $4,066 per month, including sales tax. The Company recognized rent expense related to this lease of $12,198 and $12,198 for the three months ended September 30, 2023 and 2022, respectively and $36,594 and $36,594 for the nine months ended September 30, 2023 and 2022, respectively. The lease term will terminate upon 30 days’ written notice from landlord or 90 days written termination from us. The lease is considered to be short term or month to month.

The Company has accrued compensation due to the Chief Executive Officer as of September 30, 2023 and December 31, 2022 of $2,197,717and $2,140,687, respectively, included in accrued compensation and related benefits in the accompanying balance sheets.

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended September 30, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $7,219,871 and $5,429,661 (including fees and other expenses) at September 30, 2023 and December 31, 2022, respectively. We received advances aggregating $884,960 during the nine months ended September 30, 2023, and repaid $32,000 and $154,398 during the nine months ended September 30, 2023 and 2022, respectively. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

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

(iii)

The Company has recorded interest expense of $356,743 and $242,055 for the three-month periods ended September 30, 2023 and 2022, respectively and $967,251 and $611,516 for the nine-month periods ended September 30, 2023 and 2022, respectively.

(iv)

Accrued interest was $3,966,413 and $3,029,162 at September 30, 2023 and December 31, 2022, respectively. We made interest payments of $18,000 and $30,000 during the three and nine months ended September 30, 2023, respectively.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last-minute change of plan to assist the Company meet its obligations in a timely manner. This last-minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record and is the lender of the Company’s senior secured promissory note and security agreement. To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023, that effective immediately, the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.

On October 12, 2019, the Company entered a promissory note with an entity controlled by our Chief Executive Officer in the amount of $10,000. The note bears interest at 10% per year and matured on October 12, 2021. Interest expense on the note was $150 for each of the three-month periods ended September 30, 2023 and 2022, respectively, and was $450 for each of the nine-month periods ended September 30, 2023 and 2022, respectively. Accrued interest was $2,400 and $1,950 at September 30, 2023 and December 31, 2022, respectively. The Holder has not declared the Note in Default or extended the Maturity Date.

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

Note 6. Equity Transactions

Preferred Stock

At September 30, 2023 and December 31, 2022, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

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

To implement the authorization of the four New Series of Preferred Stock, the Certificate of Amendment was submitted to the Department of State on March 17, 2022, and was accepted for filing on March 22, 2022. The recently authorized New Series of Preferred Stock included: (i) Series C Convertible Preferred Stock, consisting of 100,000 shares, all of which were to be issued following acceptance of the Certificate of Amendment by the Department of State, to two (2) third-party accredited investors who had provided bona fide financial consulting services to the Company; (ii) Series D Convertible Preferred Stock, consisting of 10,000 shares, which shares may be issued, at the sole discretion of the Board of Directors, from time to time, to consultants and other third parties for, among other purposes, new services to the Company and for other good and valuable consideration, none of which shares have been issued; (iii) and Series E Convertible Preferred Stock, consisting of 250,000 shares, all of which were to be issued following final acceptance of the Certificate of Amendment by the Department of State, being issued to three (3) “accredited investors” including the Company’s financial advisors in consideration for their capital contributions to the Company. Series F Convertible Preferred Stock consisting of 1,500,000 shares which were approved in the first quarter of 2023 and held pending the closing. These shares are intended to be issued to several long-tenured key employees and the Company’s Board of Directors in consideration for previously rendered services to the Company as well as to certain noteholders and others under agreements and arrangements that have been authorized by the Board of Directors. Issuances within Series C, and E were completed earlier in 2023, and there has been no need to issue any Series D. Stock purchase warrants for Series F have been issued during the third quarter of 2023.

Common Stock

At September 30, 2023 and December 31, 2022, the Company’s Board of Directors authorized 1,100,000,000 shares of common stock with a par value of $0.01 to be issued in series with terms and conditions to be determined by the Board of Directors.

2023 Common Stock Transactions

During the three months ended September 30, 2023, an aggregate of 1,015,200 shares of common stock were issued upon the conversion of $47,000 of notes payable and $3,760 of related accrued interest. The value of the shares issued was $40,608, and we recorded a gain on conversion of $10,152.

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

In connection with a loan received in January 2023, the Company agreed to issue 2,000,000 shares of common stock valued at $196,000, calculated by the open market share value on the date of the grant. As of September 30, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

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

2023 Transactions

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

In August of 2023, the Company issued a warrant to purchase 500,000 shares of common stock, in connection with the issuance of a convertible note. The warrant has a term of five years and has a cash exercise price of $0.10 per share or a cashless exercise price of $0.20 per share. The relative fair value of the warrant was $12,722, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 4.24%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 406%; and (4) an expected life of 5 years. The value of the warrant has been recorded as debt discount.

In July 2023, the Company granted to thirteen officers and employees an aggregate of 1,500,000 warrants to purchase Series F preferred stock. The warrants have a $0 exercise price and a term of five years. The warrants vest one third thirty days after grant, one third on the first grant date anniversary and one third on the second grant date anniversary, subject to continued service by the officers and employees of the Company in their respective capacities as of each applicable vesting date. The awards have been valued at $4,687,500 using the Black Sholes model and compensation expense will be recorded over the vesting periods. We have recorded compensation expense of $2,148,438 related to the options during the three and nine months ended September 30, 2023. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 391%, (3) risk-free interest rate of 4.19%, (4) expected term of five years.

In August 2023, the Company granted to nine employees an aggregate of 4,000,000 options to purchase common stock. The options have a $0.03 exercise price and a term of five years. The options vest one third ninety thirty days after grant, one third one hundred and eighty days after grant, and one third one year after grant, subject to continued service by the employees of the Company in their respective capacities as of each applicable vesting date. The awards have been valued at $99,999 using the Black Sholes model and compensation expense will be recorded over the vesting periods. We have recorded compensation expense of $19,444 related to the options during the three and nine months ended September 30, 2023. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 391%, (3) risk-free interest rate of 4.44%, (4) expected term of five years.

2022 Transactions

In connection with a note issued in September 2022, the Company issued a warrant to purchase 1,000,000 shares of common stock to the lender. The warrant has an exercise price of $0.30 per share and expires on September 7, 2027.

Note 7. Convertible Notes Payable

2023 Convertible Notes

In April of 2023, the Company entered a convertible promissory note in the amount of $55,556. The note matures on March 30, 2024, and bears interest at 12% per year. The note has an original issue discount of $5,556 and debt costs of $3,500 were deducted from the proceeds. Also, $2,550 was paid directly by the lender to a vendor of the Company. The Company received proceeds of $43,950. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 555,556 shares of common stock, described in Note 6. The relative fair value of the warrant, $29,100 has been recorded as debt discount. The Company has also recorded a discount of $20,900 related to the beneficial conversion feature of the note. Total discount and costs of $59,056 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $14,764 and $29,528, respectively, of discount and costs to interest expense.

In April of 2023, the Company entered a convertible promissory note in the amount of $25,000. The note matures on April 27, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 500,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $16,935 has been recorded as debt discount. The Company has also recorded a discount of $8,065 related to the beneficial conversion feature of the note. Total discount of $25,000 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $6,250 and $10,417, respectively, of discount and costs to interest expense.

In April of 2023, the Company entered a convertible promissory note in the amount of $100,000. The note matures on April 28, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 2,000,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $67,741 has been recorded as debt discount. The Company has also recorded a discount of $32,259 related to the beneficial conversion feature of the note. Total discount of $100,000 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $25,000 and $41,668, respectively, of discount and costs to interest expense.

In August of 2023, the Company entered a convertible promissory note in the amount of $50,000. The note matures on August 2, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 500,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $12,722 has been recorded as debt discount. The discount will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $2,120 of discount to interest expense.

In September of 2023, the Company issued a convertible note with a face amount of $65,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 61% of the lowest trading price for 10 days prior to conversion. The note bears interest at 12% per year and matures on September 8, 2024. The Company has recorded discount of $60,000 related to the derivative value of the conversion feature of the note (see note 9) and also incurred costs of $5,000 which were deducted from the note proceeds. Total discount on costs of $65,000 will be amortized to interest expense over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $4,063 of discount and costs to interest expense.

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

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $18,630 and $68,219 for the three and nine months ended September 30, 2023.

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

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. To date, the lender has not declared a default as both Parties continue to actively explore a mutually beneficial path forward. A compromise was not reached as of September 30, 2023; however, the Company remains committed to addressing this matter in full with its convertible note holders and looks forward to reaching an amicable agreement which is advantageous to both Parties during the 4Q of 2023. During the nine months ended September 30, 2023, an aggregate of 3,186,595 shares of common stock were issued upon the conversion of $68,250 of notes payable, $9,995 of related accrued interest, and $3,750 of fees. The value of the shares issued was $542,243, and the Company recorded a loss on conversion of $460,248.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes matured one year from issuance and bear interest at 8% per year. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. During the nine months ended September 30, 2023, an aggregate of 4,376,139 shares of common stock were issued upon the conversion of $145,752 of notes payable, $3,760 of related accrued interest, and $3,000 of fees. The value of the shares issued was $603,290, and the Company recorded a loss on conversion of $450,778.

The Company’s convertible promissory notes at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Convertible notes payable, bearing interest at 8-12%	$2,136,404	$2,054,850
Unamortized debt discount	(167,546)	(68,219)
Unamortized deferred debt issuance cost	(6,438)	-
Total	1,962,420	1,986,631
Current portion	$1,962,420	$1,986,631

Note 8. Notes Payable

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered a promissory note with GEX Management, Inc. The note matured on February 28, 2022, and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at September 30, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at September 30, 2023, and December 31, 2022.

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

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000. The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of September 30, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

2023 Financing Agreement

In June 2023, the Company entered into a financing agreement with a face amount of $260,000. The agreement will be repaid with weekly payments of $3,753, over approximately 16 months. The agreement contained an original issue discount of $60,000 and $5,000 of fees were deducted from the proceeds. The Company received proceeds of $195,000. Additionally, the Company incurred debt costs of $22,655. Total discount and costs of $87,655 will be amortized over the life of the agreement. During the three and nine months ended September 30, 2023, the Company amortized $16,435 and $21,913, respectively, of discount and costs to interest expense. The Company has granted the lender a security interest in substantially all of its cash, accounts receivable, inventory and other assets. The Company has made payments aggregating $63,801 through September 30, 2023.

The Company’s notes at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Notes payable	$717,813	$526,000
Unamortized debt discount	(45,000)	-
Unamortized deferred debt issuance cost	(20,741)	-
Total	652,072	526,000
Current portion	$505,764	$376,000

Note 9. Derivative Liabilities

The Company has identified certain embedded derivatives related to one of its convertible notes. Since the note is convertible into a variable number of shares, the conversion features of the note is recorded as a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

The Company identified embedded derivatives related to the conversion features of the September 2023 note described in Note 7. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust the fair value as of each subsequent balance sheet date. The Company calculated the fair value of the embedded derivative at the inception of the note as $128,951, using the Black Scholes Model based on the following assumptions: (1) risk free interest rate of 5.42%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company's common stock of 421%; and (4) an expected life of 1 year. The initial fair value of the embedded debt derivative was allocated $60,000 as debt discount, which will be amortized to interest expense over the original term of the note, with the balance of $68,951 charged to expense at issue date as non-cash interest expense. During the three and nine months ended September 30, 2023, the Company recorded income of $4,183 related to the change in the fair value of the derivative. The fair value of the embedded derivatives was $124,768 at September 30, 2023, determined using the Black Scholes Model with the following assumptions: (1) risk free interest rate of 5.462%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the Company’s common stock of 439%; and (4) an expected life of 11 months.

Note 10. Deferred Revenue

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

The Company recognized license revenue of $12,500 for each of the three months ended September 30, 2023 and 2022, and $37,500 for each of the nine months ended September 30, 2023 and 2022. Deferred revenue for the agreement was $211,156 and $248,656 at September 30, 2023 and December 31, 2022, respectively. The Company recognized royalty revenue of $0 for the three and nine months ended September 30, 2023, and 2022.

Note 11. Commitments and Contingencies

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

On October 8, 2021, the Company was notified of an unusual order by the Federal District Court judge who oversaw the initial 2018 proceedings. This activity was initiated at the request of Soex’s counsel. The Order awards the defendant (Soex) $300,568 in attorney’s fees and $82,096 in costs for a total award of $382,664 to be paid by Dais. The Order doesn’t specify the date by which the award needs to be paid. The sum is recorded in accrued liabilities.

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

Accounts Payable

The firms below have pursued legal action against the Company in an effort to collect overdue accounts payable sums. The Company is working with each to enter into a settlement plan, or “pay over a period of time” payment plan. To date, the Company has one agreement in place with SoftinWay, but anticipates additional agreements with the other firms in the future:

Company	Sum Owned	Payment Plan	Legal Action
Old Dominion Freight Line (repaid – see 1 below)	$13,575.95	No	Yes
Power Plant Services (2)	$85,199.11	No	Yes
SoftinWay (being repaid – see 3 below)	$1,100.00	Yes	Yes
The O-Ring Store	$10,334.00	No	Yes
Total	$110,209.06

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

Note 12. Subsequent Events

No material events have occurred after September 30, 2023, that requires recognition or disclosure in the financial statements except as follows:

Between October 1, 2023, and the date of filing, the Company has repaid $22,518 of the June 2023 financing agreement discussed under Note 8. Notes Payable.

On October 12, 2023, the Company issued 1,044,200 shares of common stock to an individual as commission for an order received from a customer.

On October 16, the Company issued 1,110,000 shares of common stock for conversions of notes payable.

On November 1, 2023, the Company entered into a finance agreement in which it received funds in the amount of $55,000. There are weekly payments due on this agreement. As of the date of filing, the Company has repaid $2,962.

No other material events have occurred after September 30, 2023, requiring recognition or disclosure in the financials.

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

Our Technology

AqualyteTM

We use proprietary chemistry to reformulate thermoplastic materials called polymers, creating a nanotechnology material through which water and a select group of similar substances can permeate at a molecular level as opposed to flowing in bulk as liquid water through a pore. At the same time, the permeability of oxygen, nitrogen, and most other substances is severely limited, making the material extremely selective. We call this specialized material AqualyteTM and we have been granted a series of patents relating to its manufacture and use.

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

ConsERV separates incoming fresh ventilation air from outgoing exhaust air with our Aqualyte nanotechnology polymer in an enthalpy heat exchanger referred to as a “core”. While Aqualyte physically isolates the air streams so they don’t mix, heat and moisture are freely exchanged through the material. For summer air conditioning, the core preconditions the incoming air by removing some of the heat and humidity and transferring it to the exhaust air stream, saving energy. For winter heating, the core recovers a portion of the heat and humidity in the exhaust air and transfers it to the incoming air to reduce heating requirements.

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

DisruptorCCTM

The Company is prepared to begin ‘soft-selling’ a new HVAC product (based around the Aqualyte membrane) as another member of the company’s HVAC group called NanoAir™. This moisture management system increases or decreases the humidity of the process air as commanded to enable precise control of conditions without requiring traditional systems such as steam boilers. The initial sale of this product has been purchased and shipped to a large multinational company in the HVAC industry using it on one of their own facilities to maintain a narrow humidity range needed for precise manufacturing operations. The large multinational company in the HVAC industry has an open purchase order to buy over twenty DisruptorCC units. The Disruptor™ extends the company’s HVAC product offerings. The DisruptorCC expands the Dais product line into new within the HVAC market.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to September 30, 2022

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Three Months Ended
	September 30,
	2023	2022

REVENUE
Sales	$700,546	$492,394
Royalty and license fees	12,500	12,500
	713,046	504,894

COST OF GOODS SOLD	379,744	381,214

GROSS MARGIN	333,302	123,680

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0	75,135	85,887
Selling, general and administrative	2,668,136	430,455
TOTAL OPERATING EXPENSES	2,743,271	516,342

LOSS FROM OPERATIONS	(2,409,969)	(392,662)

OTHER INCOME (EXPENSE)
Interest expense	(565,168)	(800,072)
Change in fair value of derivative liabilities	4,183	-
Loss on conversion of debt	10,152	-

TOTAL OTHER INCOME (EXPENSE), NET	(550,833)	(675,946)

NET INCOME (LOSS)	$(2,960,802)	$(1,068,608)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.13)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,460,301	11,170,719

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $700,546 and $492,394 for the three months ended September 30, 2023, and 2022, respectively, an increase of $208,152 or 42%. The increase in revenue was driven by an increase in ConsERV core sales and a custom project.. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will continue to allow for growth in 2023 and beyond.

Revenues from royalty and license fees were $12,500 and $12,500 for the three months ended September 30, 2023, and 2022, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $379,744 and $381,214 for the three months ended September 30, 2023 and 2022 respectively, a decrease of $1,470or 0.5%. This decrease in cost of goods sold reflects our increased product sales and decreased cost of materials.

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

Gross margin

Gross margin from the sales of products was $333,302 and $123,680 for the three months ended September 30, 2023, and 2022 respectively, representing 47% and 25% for the three months ended September 30, 2023, and 2022.

We believe there are continuing issues relating to the cost of components and related shipping as supply-chain related challenges force changes in pricing of certain components. We continue to address these issues by closely tracking production costs and adjusting the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $75,135 and $85,887 for the three months ended September 30, 2023, and 2022, a decrease of $10,752 or 13%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 for the three months ended September 30, 2023, and 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $2,668,136 and $430,455 for the three months ended September 30, 2023 and 2022, an increase of $2,237,681 or 520%. This increase is primarily due to increased legal fees and stock-based compensation.

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

Other Income (Expense)

Other expense for the three months ended September 30, 2023, and 2022, was $550,833 and $675,946, a decrease of $125,113 or 19%. The decreased net other expense is primarily due to decreased interest expense in the three months ended September 30, 2023.

Net Income (Loss)

Net loss was $2,960,802 and $1,068,608 for the three months ended September 30, 2023, and 2022. The increased loss in the three months ended September 30, 2023 was primarily due to the increased selling, general, and administrative expense.

Nine Months Ended September 30, 2023 Compared to September 30, 2022

The following table sets forth, for the periods indicated, certain data derived from our Statements of Operations:

	For the Nine Months Ended
	September 30,
	2023	2022

REVENUE
Sales	$1,336,661	$653,288
Royalty and license fees	37,500	37,500
	1,374,161	690,788

COST OF GOODS SOLD	933,258	610,859

GROSS MARGIN	440,903	79,929

OPERATING EXPENSES
Research and development, net of government grant proceeds of $0	307,894	212,508
Selling, general and administrative	3,473,173	1,259,080
TOTAL OPERATING EXPENSES	3,781,067	1,471,588

LOSS FROM OPERATIONS	(3,340,164)	(1,391,659)

OTHER INCOME (EXPENSE)
Interest expense	(1,684,917)	(2,103,604)
Change in fair value of derivative liabilities	4,183	-
Loss on conversion of debt	(911,026)	-

TOTAL OTHER INCOME (EXPENSE), NET	(2,591,760)	(1,979,478)

NET INCOME (LOSS)	$(5,931,924)	$(3,371,137)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.30)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,754,420	10,107,546

Revenue

We generate our revenues primarily from the sale of our ConsERV cores and systems and Aqualyte membrane. Product sales were $1,336,661 and $653,288 for the nine months ended September 30, 2023, and 2022, respectively, an increase of $683,373 or 105%. The increase in revenue was driven by an increase in ConsERV core and system sales, and a custom project. We are focusing on creating sustainable revenues with Aqualyte and ConsERV core and system sales with the expectation that this will continue to allow for growth in 2023 and beyond.

Revenues from royalty and license fees were $37,500 and $37,500 for the nine months ended September 30, 2023 and 2022, respectively.

Cost of sales

Our cost of sales consists primarily of materials (including freight), direct labor, and outsourced manufacturing expenses incurred to produce our ConsERV cores and systems and Aqualyte nanomaterial. Cost of goods sold were $933,258 and $610,859 for the nine months ended September 30, 2023 and 2022 respectively, an increase of $322,399 or 53%. This increase in cost of goods sold reflects our increased product sales.

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

Gross margin

Gross margin from the sales of products was $440,903 and $79,929 for the nine months ended September 30, 2023, and 2022 respectively, representing 32% and 12% for the nine months ended September 30, 2023, and 2022.

We believe there are continuing issues relating to the cost of components and related shipping as supply-chain related challenges force changes in pricing of certain components. We continue to address these issues by closely tracking production costs and adjusting the prices for our ConsERV product line while continuing to work within our supply chain to reduce these costs.

Research and development costs

Expenditures for research and development are expensed as incurred. We incurred research and development costs of $307,894 and $212,508 for the nine months ended September 30, 2023, and 2022, an increase of $95,386 or 45%. We account for proceeds received from government funding for research and development as a reduction in research and development costs. We recorded proceeds against research and development expenses on the Statements of Operations of $0 for the nine months ended September 30, 2023, and 2022.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of payroll and related benefits, professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology and occupancy expenses. Selling, general and administrative expenses were $3,473,173 and $1,259,080 for the nine months ended September 30, 2023 and 2022, an increase of $2,214,093 or 176%. This increase is primarily due to increased legal fees and stock based compensation.

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

Other Income (Expense)

Other expense for the nine months ended September 30, 2023 and 2022 was $2,591,760 and $1,979,478, an increase of $612,282 or 31%. The increased net other expense is primarily due to note conversions in 2023.

Net Income (Loss)

Net loss was $5,931,924 and $3,371,137 for the nine months ended September 30, 2023 and 2022. The increased loss in the nine months ended September 30, 2023 was primarily due to the increase in other expenses and selling, general, and administrative expenses described above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company generated a net loss of $5,931,924 and has incurred significant losses since inception. As of September 30, 2023, the Company has an accumulated deficit of $68,206,589, total stockholders’ deficit of $14,476,479, negative working capital of $14,509,449 and cash and cash equivalents of $19,511. The Company used $1,191,075 and $1,389,768 of cash for operations during the nine months ended September 30, 2023, and 2022, respectively, which was funded primarily by proceeds from loans from related parties and others. There is no assurance that any such financing will be available in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

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

We believe the Company’s prospects to secure growth funding remain good. On a macro level we believe the world-wide market for the equipment type the Company is selling (and developing) has changed for the positive in the last two years reflecting end user awareness of the need to address Climate Change related issues faster, and the changes in buying habits forged by the world-wide pandemic. On more of a micro level the company has shown solid progress over the last three quarters, removed a serious impediment to growth by completing a ‘debt to equity’ program where the convertible noteholders debt positions were converted into equity (common stock and warrants). The company introduced a popular new line of our ConsERV equipment having improved performance and pricing to a growing independent sales channel throughout North America. We reached agreement (still moving to contract stage) in late 4Q 2022 between the company and its Senior Secured Note Holder (having deep rights with the assets of the Company which are pledged as security for repayment of the Note). The company is continuing to develop the basis of a long-term business relationship with a well-known, multi-national corporation interested in using the Company’s HVAC and water products for its own and third-party use.

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

Statement of Cash Flows

Cash as of September 30, 2023, was $19,511 compared to $27,412 as of December 31, 2022. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $1,191,075 for the nine months ended September 30, 2023 compared to $1,389,768 for the same period in 2022. The decrease in net cash used was due to an increase in net loss (after adjusting for non-cash items) offset by an increase in cash from net working capital accounts. For the nine months ended September 30, 2023, net loss (after adjusting for non-cash items) was $2,187,432. Accounts receivable, inventory and other assets together decreased by $30,505. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $965,852. For the nine months ended September 30, 2022, net loss (after adjusting for non-cash items) was $2,111,251. Accounts receivable, inventory and other assets together increased by $240,237. Accounts payable, accrued liabilities, customer deposits and deferred revenue increased in total by $961,720.

Net cash used in investing activities was $14,844 for the nine months ended September 30, 2023 compared to $44,748 for the same period in 2022, driven by a decrease in patent costs and purchases of equipment in 2023.

Net cash provided by financing activities was $1,198,018 for the nine months ended September 30, 2023 compared to $812,650 for the same period in 2022. The increase is due to proceeds from notes payable and notes payable due to related parties.

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

Related Party Note

On June 24, 2016, the Company entered into a Loan and Security Agreement (“Security Agreement”) with the entity known as PKT -- Strategic Assets, LLC (the “Holder”) pursuant to which the Company issued a Senior Secured Promissory Note for $150,000 (the “Note”). The Note has an interest rate is 12% per annum compounded daily with a minimum interest payment of $2,000. The Note grants the Holder a secure interest in all the assets of the Company. During 2016 to the period ended September 30, 2023, the Holder extended the Note pursuant to various amendments. Pursuant to the amendments, the principal amount and interest totaled $7,219,871 and $5,429,661 (including fees and other expenses) at September 30, 2023 and December 31, 2022, respectively. We received advances aggregating $884,960 during the nine months ended September 30, 2023, and repaid $32,000 and $154,398 during the nine months ended September 30, 2023 and 2022, respectively. Financing cost of $38,050 was deducted from the 2023 advances. The Holder’s corporation is controlled by Ms. Tangredi, related to Tim Tangredi: the Company’s CEO and stockholder, and therefore, is a Related Party of the Company. The Company is to pay the Holder the principal, plus all interest and fees due in accordance with terms and conditions of the Security Agreement on the earlier of:

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

(iii)

The Company has recorded interest expense of $356,743 and $242,055 for the three-month periods ended September 30, 2023 and 2022, respectively and $967,251 and $611,516 for the nine-month periods ended September 30, 2023 and 2022, respectively.

(iv)

Accrued interest was $3,966,413 and $3,029,162 at September 30, 2023 and December 31, 2022, respectively. We made interest payments of $18,000 and $30,000 during the three and nine months ended September 30, 2023, respectively.

Of the 2023 advances, funds in the amount of $592,960 originally came from Ethos Business Ventures. It was a last-minute change of plan to assist the Company meet its obligations in a timely manner. This last-minute change was made necessary by an administrative error at the bank of PKT Strategic Assets, LLC. who was to have been the lender of record and is the lender of the Company’s senior secured promissory note and security agreement. To correct this error, management of Dais (with BOD approval), Ethos, and PKT agreed on April 3, 2023, that effective immediately, the ownership of the $592,960 sum will be transferred to PKT Strategic Assets, LLC at no cost or term and condition alteration except as it pertains to relevant language to effect the change in ownership. Dais is to pay a minimum of $6,000 per month in interest only to PKT Strategic Assets, LLC.

2023 Note

On January 27, 2023, the Company received a short-term loan of $350,000. The loan was repaid in full on March 6, 2023. In connection with this loan, the Company agreed to issue 2,000,000 shares to the individual, valued at $196,000. As of September 30, 2023, 500,000 shares have been issued and the remaining 1,500,000 shares, valued at $147,000, are classified as Common Stock To Be Issued.

JMS Investments

Between April of 2021 and September 30, 2021, JMS Investments of Staten Island, NY, USA invested $376,000 in seven separate transactions. The sums are repayable in the form of one-year demand notes having an interest rate of 8.5%.

GEX Management, Inc.

On August 30, 2021, the Company entered into a promissory note with GEX Management, Inc. The note matured on February 28, 2022, and was repaid in December 2021. In connection with this note, the Company has agreed to issue 1,000,000 shares of common stock to the lender. These shares have not been issued at September 30, 2023. The shares have been valued at $120,990, which has been included in accrued expenses at September 30, 2023, and December 31, 2022.

2023 Financing Agreement

In June 2023, the Company entered into a financing agreement with a face amount of $260,000. The agreement will be repaid with weekly payments of $3,753, over approximately 16 months. The agreement contained an original issue discount of $60,000 and $5,000 of fees were deducted from the proceeds. The Company received proceeds of $195,000. Additionally, the Company incurred debt costs of $22,655. Total discount and costs of $87,655 will be amortized over the life of the agreement. During the three and nine months ended September 30, 2023, the Company amortized $16,435 and $21,913, respectively, of discount and costs to interest expense. The Company has granted the lender a security interest in substantially all of its cash, accounts receivable, inventory and other assets. The Company has made payments aggregating $63,801 through September 30, 2023.

2023 Convertible Notes

In April of 2023, the Company entered a convertible promissory note in the amount of $55,556. The note matures on March 30, 2024, and bears interest at 12% per year. The note has an original issue discount of $5,556 and debt costs of $3,500 were deducted from the proceeds. Also, $2,550 was paid directly by the lender to a vendor of the Company. The Company received proceeds of $43,950. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 555,556 shares of common stock, described in Note 6. The relative fair value of the warrant, $29,100 has been recorded as debt discount. The Company has also recorded a discount of $20,900 related to the beneficial conversion feature of the note. Total discount and costs of $59,056 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $14,764 and $29,528, respectively, of discount and costs to interest expense.

In April of 2023, the Company entered into a convertible promissory note in the amount of $25,000. The note matures on April 27, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 500,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $16,935 has been recorded as debt discount. The Company has also recorded a discount of $8,065 related to the beneficial conversion feature of the note. Total discount of $25,000 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $6,250 and $10,417, respectively, of discount and costs to interest expense.

In April of 2023, the Company entered into a convertible promissory note in the amount of $100,000. The note matures on April 28, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 2,000,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $67,741 has been recorded as debt discount. The Company has also recorded a discount of $32,259 related to the beneficial conversion feature of the note. Total discount of $100,000 will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $25,000 and $41,668, respectively, of discount and costs to interest expense.

In August of 2023, the Company entered into a convertible promissory note in the amount of $50,000. The note matures on August 2, 2024, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.05 per share. In connection with the note, the Company issued a warrant to purchase 500,000 shares of common stock, described in Note 6. The relative fair value of the warrant, $12,722 has been recorded as debt discount. The discount will be amortized over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $2,120 of discount to interest expense.

In September of 2023, the Company issued a convertible note with a face amount of $65,000. The note and related accrued interest are convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of 61% of the lowest trading price for 10 days prior to conversion. The note bears interest at 12% per year and matures on September 8, 2024. The Company has recorded discount of $60,000 related to the derivative value of the conversion feature of the note (see note 9) and also incurred costs of $5,000 which were deducted from the note proceeds. Total discount on costs of $65,000 will be amortized to interest expense over the life of the note. During the three and nine months ended September 30, 2023, the Company amortized $4,063 of discount and costs to interest expense.

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

On September 7, 2022, the Company entered a convertible promissory note in the amount of $100,000. The note matures on September 7, 2023, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. The company has recorded a discount of $100,000. Amortization of discount was $18,630 and $68,219 for the three and nine months ended September 30, 2023.

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

2021 Convertible Notes

On September 20, 2021, the Company entered a convertible promissory note with GS Capital Partners, LLC with a face value of $220,000. The note matured on September 20, 2022, and bears interest at 8% per year. The note is convertible into shares of common stock at a fixed conversion price of $0.10 per share. To date, the lender has not declared a default as both Parties continue to actively explore a mutually beneficial path forward A compromise was not reached as of September 30, 2023; however, the Company remains committed to addressing this matter in full with its convertible note holders and looks forward to reaching an amicable agreement which is advantageous to both Parties during the 4Q of 2023. During the nine months ended September 30, 2023, an aggregate of 3,186,595 shares of common stock were issued upon the conversion of $68,250 of notes payable, $9,995 of related accrued interest, and $3,750 of fees. The value of the shares issued was $542,243, and the Company recorded a loss on conversion of $460,248.

During the fourth quarter of 2021, the Company entered twenty convertible promissory notes with various holders aggregating $1,412,000. The notes matured one year from issuance and bear interest at 8% per year. The notes are convertible into shares of common stock at a fixed conversion price of $0.10 per share. During the nine months ended September 30, 2023, an aggregate of 4,376,139 shares of common stock were issued upon the conversion of $145,752 of notes payable, $3,760 of related accrued interest, and $3,000 of fees. The value of the shares issued was $603,290, and the Company recorded a loss on conversion of $450,778.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023, that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				☒
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				☒

___________

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAIS CORPORATION

Date: November 14, 2023	By:	/s/ Tim N. Tangredi
Tim N. Tangredi
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

